Form 10-Q
period 2013-09-30
NANOANTIBIOTICS, INC.
filed 2013-11-13
CIK 1580149

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2013

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________to _____________

NANOANTIBIOTICS, INC.
Commission File Number: __________
(Exact name of registrant as specified in its charter)

Nevada	46-2510769
(State or other jurisdiction of	(I.R.S. Empl. Ident. No.)
incorporation or organization)

9511 Collins Ave., Suite 807
Surfside, FL 33154
(Address of principal executive offices, Zip Code)

(305)-515-4118
(Registrant’s telephone number, including area code)
______________________________________________________________
(Former Name, Former Address and Former Fiscal Year if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒                                          No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☒                                          No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large Accelerated Filer ☐ Non-Accelerated Filer ☐	Accelerated Filer ☐ Smaller reporting company ☒

(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐                                          No ☒

The number of shares outstanding of each of the issuer’s classes of common equity, as of November 11, 2013 was 87,060,000.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)	4
	Balance Sheets as of September 30, 2013 (unaudited) and June 30, 2013 (audited)	4
	Statements of Operations (unaudited) for the three months ended September 30, 2013 and for the cumulative period from April 10, 2013 (Date of Inception) to September 30, 2013	5
	Statement of Changes in Shareholders’ Equity for the cumulative period from April 10, 2013 (Date of Inception) to September 30, 2013	6
	Statements of Cash Flows (unaudited) for the three months ended September 30, 2013 and for the cumulative period from April 10, 2013 (Date of Inception) to September 30, 2013	7
	Notes to Financial Statements (unaudited)	8
Item 2.	Management’s Discussion and Analysis of Financial Condition of and Results of Operations	12
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15
Item 4.	Controls and Procedures	15

PART II – OTHER INFORMATION

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, and Section 27A of the Securities Act of 1933. Any statements contained in this report that are not statements of historical fact may be forward-looking statements. When we use the words “intends,” “estimates,” “predicts,” “potential,” “continues,” “anticipates,” “plans,” “expects,” “believes,” “should,” “could,” “may,” “will” or the negative of these terms or other comparable terminology, we are identifying forward-looking statements. Forward-looking statements involve risks and uncertainties, which may cause our actual results, performance or achievements to be materially different from those expressed or implied by forward-looking statements. These factors include our; research and development activities, distributor channel; compliance with regulatory impositions; and our capital needs. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.

Except as may be required by applicable law, we do not undertake or intend to update or revise our forward-looking statements, and we assume no obligation to update any forward-looking statements contained in this report as a result of new information or future events or developments. Thus, you should not assume that our silence over time means that actual events are bearing out as expressed or implied in such forward-looking statements. You should carefully review and consider the various disclosures we make in this report and our other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks, uncertainties and other factors that may affect our business.

All statements other than statements of historical fact are statements that could be deemed forward-looking statements. The Company assumes no obligation and does not intend to update these forward-looking statements, except as required by law. When used in this report, the terms “NanoAntibiotics”, “Company”, “we”, “our”, and “us” refer to NanoAntibiotics, Inc.

Part 1.  Financial Information
Item 1.  Financial Statements

NANOANTIBIOTICS, INC.
(A Development Stage Company)
BALANCE SHEETS

	September 30,	June 30,
	2013	2013
ASSETS	(unaudited)

CURRENT ASSETS:
Cash	$445,848	505,696
Total Current Assets	445,848	505,696

TOTAL ASSETS	$445,848	505,696

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$8,645	15,000
Total Current Liabilities	8,645	15,000

STOCKHOLDERS' EQUITY
Preferred stock; $0.001 par value; 10,000,000 shares authorized; 0 shares issued
and outstanding	-	-
Common stock, $0.0001 par value; 300,000,000 shares authorized;
shares issued and 87,060,000 shares issued and outstanding	8,706	8,706
Capital in excess of par value	499,500	499,500
Deficit accumulated during development stage	(71,003)	(17,510)
Total Stockholders' Equity	437,204	490,696

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$445,848	505,696

NANOANTIBIOTICS, INC.
(A Development Stage Company)
STATEMENTS OF OPERATION
		Period
		April 10, 2013
	For the Three Months	(Date of Inception)
	Ended September 30,	through September 30,
	2013	2013
	(unaudited)	(unaudited)
REVENUE:
Sales	$-	-
	-	-

COST OF GOODS SOLD	-	-

GROSS MARGIN	-	-

OPERATING EXPENSES
Research and development expenses	11,420	11,420
Selling, general and administrative expenses	42,163	59,678
TOTAL OPERATING EXPENSES	53,583	71,098

LOSS FROM OPERATIONS	(53,583)	(71,098)

OTHER EXPENSE (INCOME)
Interest expense	-	-
Interest income	(90)	(95)
TOTAL OTHER EXPENSE (INCOME)	(90)	(95)

NET LOSS	$(53,493)	(71,003)

NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$(0.00)	(0.00)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING, BASIC AND DILUTED	87,060,000	65,600,327

NANOANTIBIOTICS, INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE PERIOD APRIL 10, 2013 (DATE OF INCEPTION) THROUGH SEPTEMBER 30, 2013
			Capital in		Total
	Common Stock	Common Stock	Excess of	Accumulated	Stockholders'
	Shares	Amount	Par Value	Deficit	Deficit

Balance, April 10, 2013	-	-	-	-	-

Issuance of Founders Shares, $0.0001	82,060,000	8,206	-	-	8,206

Issuance of common stock for cash, $0.10	5,000,000	500	499,500	-	500,000

Net loss	-	-	-	(17,510)	(17,510)

Balance, June 30, 2013	87,060,000	8,706	499,500	(17,510)	490,696

Net loss for the three months ended, unaudited	-	-	-	(53,493)	(53,493)

Balance, September 30, 2013 (unaudited)	87,060,000	8,706	499,500	(71,003)	437,203

NANOANTIBIOTICS, INC.
(A Development Stage Company)
STATEMENT OF CASH FLOWS
		Period
		April 10, 2013
	For the Three Months	(Date of Inception)
	Ended September 30,	through September 30,
	2013	2013
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(53,493)	$(71,003)
Adjustments to reconcile net loss to net cash to cash used by operating activities:
Increase (decrease) in:
Accounts payable	(6,355)	8,645
Net cash used by operating activities	(59,848)	(62,358)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash used by investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	-	508,206
Net cash provided by financing activities	-	508,206

Net increase in cash	(59,848)	445,848

Cash, beginning of period	505,696	-

Cash, end of period	$445,848	$445,848

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-

NANOANTIBIOTICS, INC.
(A Development Stage Company)
Notes to Financial Statements
For the Three Months Ended September 30, 2013,
and the Period April 10, 2013 (Date of Inception)
through September 30, 2013
(unaudited)

1.	Background Information

NanoAntibiotics, Inc. (the “Company”) is a development stage enterprise that was incorporated in the state of Nevada on April 10, 2013.  To date, the Company’s activities have been limited to raising capital, organizational matters, and the structuring of its business plan. The corporate headquarters is located in Surfside, Florida.

We are an early stage biotechnology company engaged in the discovery, development and commercialization of new classes of broad spectrum antibiotics for gram-negative and gram-positive bacterial infections, including some of the most difficult-to-treat Multi Drug Resistant Bacteria, also called “Superbugs.” Our drug discovery platform currently provides a multi-pronged level understanding of interactions between drug candidates and their bacterial targets and enables us to engineer antibiotics with enhanced characteristics to attack a Drug Resistant Bacteria with a multi-targeted approach. Our pharmaceutical compounds originated at Kard Scientific, Inc. (“Kard”), a preclinical contract research organization founded by our President Rajah Menon in 2002 and of which Mr. Menon is its principal shareholder. These compounds were composed and formulated by researchers at Kard who then conducted in-vitro studies. On October 3, 2013, Kard and Mr. Menon assigned all of their rights, formulations, and all studies and data related to efflux pump antibiotics to the Company. The candidates have only been studied in cell-based assays (in-vitro), but have not been studied in small animals (in-vivo) or animals with drug resistant bacteria for efficacy, efficiency and toxicity. We currently own all development and marketing rights to our products. We plan on contracting research and development of our technologies to third parties. The Company intends to file patent applications for each of these candidates as studies advance and funds become available.

According to ASC 845-10-S99, transfers of non-monetary assets to a company by its promoters or shareholders in exchange for stock prior to or at the time of the entity’s initial public offering should be recorded at the transferors' historical cost basis determined under GAAP.  As such the cost basis carried on Kard’s books and records was zero.  Therefore, the accounting principles in ASC 845-10-S99 were followed and the Company recorded the rights at its historical cost basis, which was at the historical cost basis of zero. Although the transfer was at $1, this amount was determined by the Company to be de-minimus and immaterial.

2.	Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the three months ended September 30, 2013, the period ended June 30, 2013 and since April 10, 2013 (date of inception) through September 30, 2013, the Company had a net loss of $53,493, $17,510 and $71,003, respectively.  As of September 30, 2013, the Company has not emerged from the development stage. In view of these matters, the Company’s ability to continue as a going concern is dependent upon the Company’s ability to begin operations and to achieve a level of profitability. Since inception, the Company has financed its activities principally from the sale of public equity securities. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes and proceeds from sub-licensing agreements until such time that funds provided by operations are sufficient to fund working capital requirements. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

3.	Significant Accounting Policies

Unaudited Interim Financial Statements
The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X.  Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, all adjustments consisting of normal recurring entries necessary for a fair statement of the periods presented for: (a) the financial position; (b) the result of operations; and (c) cash flows, have been made in order to make the financial statements presented not misleading.  The results of operations for such interim periods are not necessarily indicative of operations for a full year.

Basis of Presentation
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Development Stage Company
The accompanying financial statements have been prepared in accordance with generally accepted accounting principles related to development stage companies. A development-stage company is one in which planned principal operations have not commenced or if its operations have commenced, there has been no significant revenues there from.

Cash
Cash is maintained at financial institutions and, at times, balances may exceed federally insured limits. We have never experienced any losses related to these balances. All of our non-interest bearing cash balances were fully insured at September 30, 2013, and our interest bearing cash balances may exceed federally insured limits.

Financial Instruments
The Company’s financial instruments include cash and accounts payable. The carrying amounts of cash and accounts payable approximate their fair value, due to the short-term nature of these items.

Research and Development
Research and development costs are charged to operations when incurred and are included in operating expenses. The Company expensed $11,420 for research and development for the period ended September 30, 2013.

Income Taxes
Deferred income tax assets and liabilities arise from temporary differences associated with differences between the financial statements and tax basis of assets and liabilities, as measured by the enacted tax rates, which are expected to be in effect when these differences reverse. Deferred tax assets and liabilities are classified as current or non-current, depending on the classification of the assets or liabilities to which they relate. Deferred tax assets and liabilities not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse.

The Company follows the provisions of FASB ASC 740-10 “Uncertainty in Income Taxes” (ASC 740-10), January 1, 2007. The Company has not recognized a liability as a result of the implementation of ASC 740-10. A reconciliation of the beginning and ending amount of unrecognized tax benefits has not been provided since there are no unrecognized benefits at December 31, 2012 or 2011 and since the date of adoption. The Company has not recognized interest expense or penalties as a result of the implementation of ASC 740-10. If there were an unrecognized tax benefit, the Company would recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.

Earnings (Loss) per Share
Basic earnings per share are computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share are computed by dividing net income by the weighted average number of shares of common stock outstanding and dilutive options outstanding during the year. The Company did not have any common stock equivalents for the period ended September 30, 2013.

Stock-based Compensation
The Company recognizes all share-based payments to employees, including grants of employee stock options, as compensation expense in the financial statements based on their fair values. That expense will be recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

There were no grants awarded during the period ended September 30, 2013.

Fair Value Measurements
In September 2006, the Financial Accounting Standards Board (FASB) introduced a framework for measuring fair value and expanded required disclosure about fair value measurements of assets and liabilities. The Company adopted the standard for those financial assets and liabilities as of the beginning of the 2008 fiscal year and the impact of adoption was not significant. FASB Accounting Standards Codification (ASC) 820 “Fair Value Measurements and Disclosures” (ASC 820) defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

Level 2 - Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates); and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

Level 3 - Inputs that are both significant to the fair value measurement and unobservable.

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2013. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accounts payable.

Recent accounting pronouncements

Other recent accounting pronouncements issued by the FASB (including its EITF), the AICPA, and the SEC did not or are not believed by management to have a material impact on the Company’s financial statements.

4.	Income Taxes

Deferred taxes are recorded for all existing temporary differences in the Company’s assets and liabilities for income tax and financial reporting purposes. Due to the valuation allowance for deferred tax assets, as noted below, there was no net deferred tax benefit or expense for the period ended September 30, 2013.

There is no current or deferred income tax expense or benefit allocated to continuing operations for the period ended September 30, 2013.

The provision for income taxes is different from that which would be obtained by applying the statutory federal income tax rate to income before income taxes. The items causing this difference are as follows:

	September 30, 2013	June 30, 2013
Tax expense (benefit) at U.S. statutory rate	$(18,800)	$(6,000)
State income tax expense (benefit), net of federal benefit	(2,200)	(900)
Effect of non-deductible expenses	—	—
Other	—	—
Change in valuation allowance	21,000	6,900
	$—	$—

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at September 30, 2013 are as follows:

Deferred tax assets (liability), noncurrent:
Net operating loss	$27,900
Valuation allowance	(27,900)
$—

Change in valuation allowance:

Balance, April 10, 2013	$—
Increase in valuation allowance	(24,100)
Balance, September 30, 2013	(24,100)

Since management of the Company believes that it is more likely than not that the net deferred tax assets will not provide future benefit, the Company has established a 100 percent valuation allowance on the net deferred tax assets as of September 30, 2013.

As of September 30, 2013, the Company had federal and state net operating loss carry-forwards totaling approximately $73,000 which begin expiring in 2022.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the Company’s financial condition and the results of operations should be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere in this document.

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that in addition to the description of historical facts contained herein, this report contains certain forward-looking statements that involve risks and uncertainties as detailed herein and from time to time in the Company’s other filings with the Securities and Exchange Commission and elsewhere. Such statements are based on management’s current expectations and are subject to a number of factors and uncertainties, which could cause actual results to differ materially from those, described in the forward-looking statements. These factors include, among others: (a) the Company’s fluctuations in sales and operating results; (b) risks associated with international operations; (c) regulatory, competitive and contractual risks; (d) product development risks; (e) the ability to achieve strategic initiatives, including but not limited to the ability to achieve sales growth across the business segments through a combination of enhanced sales force, new products, and customer service; and (f) pending litigation.

Management’s Plan of Operation

We were incorporated under the laws of the State of Nevada on April 10, 2013. We are an early developmental stage biotechnology company engaged in the discovery, development and commercialization of new classes of broad spectrum antibiotics for gram-negative and gram-positive bacterial infections, including some of the most difficult-to-treat Multi Drug Resistant Bacteria, also called “Superbugs”. We have no products for sale and will not generate or realize any revenues until we develop our antibiotics and receive approval from the FDA or equivalent foreign regulatory bodies to begin selling our pharmaceutical candidates. Developing pharmaceutical products, however, is a lengthy and very expensive process with no assurance of regulatory or commercial success.

The Company will initially spend most of its efforts and resources on NEB-MRSA and NA-MRSA for the treatment of Methicillin-resistant Staphylococcus aureus (MRSA). This compound’s efflux pump blocker is furthest along in its development. Further work is needed in sourcing materials and synthesizing the compound before beginning in-vivo studies against bacteria. We plan on making multiple variations of this compound and pairing them with suitable antibiotics and test it in cell-based assays. Thereafter, we will engage a contract research organization for in-vivo testing. The results of this testing will determine if the Company will pursue and complete US Food and Drug Administration “IND” (investigational new drug) enabling studies. We anticipate development costs of NEB-MRSA and NA-MRSA during the next 12 months to be approximately $250,000. We also plan on developing a second efflux pump blocker, NEB-TB and NA-TB, for the treatment of Drug-resistant tuberculosis (MDR-TB and XDR-TB). The development pathway is similar to NEB-MRSA and NA-MRSA and we expect these costs during the next 12 months to also be approximately $250,000. Accordingly, we must raise cash to fund the development of these compounds. As of September 30, 2013, the Company’s available funds are not sufficient to fund our activities for the next 12 months.

We have incurred $71,098 of selling, general and administrative expenses from April 10, 2013 (date of inception) through September 30, 2013.  Prior to the Company’s inception our compounds were composed and formulated by researchers at Kard, a preclinical contract research organization founded by our President Rajah Menon in 2002 and of which Mr. Menon is its principal shareholder, who then conducted in-vitro studies. On October 3, 2013, Kard and Mr. Menon assigned all of their rights, formulations, and all studies and data related to efflux pump antibiotics to the Company.  We are now engaged in organizational activities and sourcing compounds and materials.  In July 2013, we engaged a third party vendor, S&T Global, Inc. ("S&T") of Woburn, MA, for formulation and pre-clinical testing.  We have not yet entered into a material definitive written agreement with S&T, as we first want monitor their work progress.  Either party may terminate the relationship at any time. S&T is paid on an hourly basis for their work.   As of the date of this prospectus, we have incurred and paid $9,600 to S&T for work during the months of July through September 30, 2013.  We anticipate incurring other costs associated with equipment purchases and general and administrative expenses, including employee salaries and benefits, legal expenses, and other costs associated with an early stage, publicly-traded company. We anticipate adding at least one employee in the area of research, and possibly another employee to perform general and administrative functions. We expect to incur significant legal and related expenses to protect our intellectual property.

The amounts that we actually spend for any specific purpose may vary significantly, and will depend on a number of factors including, but not limited to, the pace of progress of our research and development, market conditions, and our ability to qualify vendors. In addition, we may use a portion of any net proceeds to acquire complementary compounds; however, we do not have plans for any acquisitions at this time. We will have significant discretion in the use of any net proceeds. Investors will be relying on the judgment of our management regarding the application of the proceeds of any sale of our Common Stock.

Requirement for Additional Capital

The Company has engaged in limited research and development activities. We currently do not have sufficient funds to meet our planned drug development for the next twelve (12) months and we may not be able to obtain the necessary financing on terms and conditions acceptable to the Company. Assuming that we are successful in raising additional financing, we plan to incur the following expenses over the next twelve (12) months:

●	Research and Development of $500,000, which includes planned costs for NEB-MRSA, NA-MRSA, and NEB-TB, NA-TB;
●	Corporate overhead of $100,000, which includes budgeted legal, accounting and other costs expected to be incurred;
●	Capital costs of $75,000, which is the estimated cost for equipment to be deployed at vendor sites to be selected; and
●	Staffing costs of $100,000.

The Company had approximately $445,900 of cash on hand at September 30, 2013 and will be unable to proceed with its planned drug development, meet its administrative expense requirements, capital costs, or staffing costs without obtaining additional net financing of approximately $330,000 to meet its budget.

The Company has limited experience with pharmaceutical drug development. As such these budget estimates may not be accurate. In addition, the actual work to be performed is not known at this time, other than a broad outline, as is normal with any scientific work. As further work is performed, additional work may become necessary or change in plans or workload may occur. Such changes may have an adverse impact on our estimated budget. Such changes may also have an adverse impact on our projected timeline of drug development.

Management intends to use capital and debt financing, as required, to fund the Company's operations. There can be no assurance that the Company will be able to obtain the additional capital resources necessary to fund its anticipated obligations for the next twelve (12) months.

Capital Resources and Liquidity

As of September 30, 2013, we had $445,848 of cash on hand in our corporate bank account. The Company is considered to be a development stage company and will continue in the development stage until generating revenues from the sales of its products or services. As a result, the report of the independent registered public accounting firm on our financial statements as of June 30, 2013, contains an explanatory paragraph regarding a substantial doubt about our ability to continue as a going concern.

We do not have sufficient funds for the next (12) twelve months and must raise cash to implement our strategy and stay in business. If we are unable to raise additional funds to develop our compounds, we may be required to scale back our development plans by reducing expenditures for employees, consultants, business development, and other envisioned expenditures. This could reduce our ability to develop our planned antibiotics and implement our business plan. In that event, investors should anticipate that their entire investment may be lost and there may be no ability to profit from this investment.

We cannot assure you that our compounds will be developed, work, or receive regulatory approval; that we will ever earn revenues sufficient to support our operations or that we will ever be profitable. Furthermore, since we have no committed source of financing, we cannot assure you that we will be able to raise money as and when we need it to continue our operations. If we cannot raise funds as and when we need them, we may be required to severely curtail, or even to cease, our operations.

We plan to allocate approximately $250,000 to be utilized for the lab studies for the quarter ending December 31, 2013. We plan to target the studies for our NEB-MRSA, NA-MRSA, and NEB-TB, NA-TB compounds which involve two or more testing protocols.  Depending on the results of our lab studies, if we are successful in at least one of the studies, we plan to allocate an additional $100,000 for repeats and verification.  If we are successful in more than one study we will increase our allocation for further studies by allocating an additional $100,000.  We believe that by March 31, 2014, we may require additional funds to continue our research and development.

If we are unable to raise additional funds, we will need to do one or more of the following:

●	delay, scale-back or eliminate some or all of our research and product development programs;
●	provide licenses to third parties to develop and commercialize products or technologies that we would otherwise seek to develop and commercialize ourselves;
●	seek strategic alliances or business combinations;
●	attempt to sell our company;
●	cease operations; or
●	declare bankruptcy.

We believe that our existing cash, cash equivalents will be sufficient to meet our operating and capital requirements until March 31, 2014. Any debt financing secured by us in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. We may not be able to secure additional debt or equity financing in a timely manner, or at all, which could require us to scale back our business plan and operations.

The above conditions raise substantial doubt about our ability to continue as a going concern.  The financial statements included elsewhere herein were prepared under the assumption that we would continue our operations as a going concern.  Our financial statements do not include any adjustments that may result from the outcome of this uncertainty.  Without additional funds from debt or equity financing, sales of our intellectual property or technologies, or from a business combination or a similar transaction, we will soon exhaust our resources and will be unable to continue operations.  If we cannot continue as a viable entity, our stockholders may lose some or all of their investment in us.

Our management intends to attempt to secure additional required funding primarily through additional equity or debt financings.  We may also seek to secure required funding through sales or out-licensing of intellectual property assets, seeking partnerships with other pharmaceutical companies or third parties to co-develop and fund research and development efforts, or similar transactions.  However, there can be no assurance that we will be able to obtain required funding.  If we are unsuccessful in securing funding from any of these sources, we will defer, reduce or eliminate certain planned expenditures in our research protocols.  If we do not have sufficient funds to continue operations, we could be required to seek bankruptcy protection or other alternatives that could result in our stockholders losing some or all of their investment in us.

Emerging Growth Company

We are an “emerging growth company” under the federal securities laws and will be subject to reduced public company reporting requirements. In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We are choosing to take advantage of the extended transition period for complying with new or revised accounting standards.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect or change on the Company’s financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term “off-balance sheet arrangement” generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with the Company is a party, under which the Company has (i) any obligation arising under a guarantee contract, derivative instrument or variable interest; or (ii) a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable

Item 4.  Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2013 covered by this Quarterly Report on Form 10-Q.  Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act. This conclusion by the Company’s Chief Executive Officer and Chief Financial Officer does not relate to reporting periods after September 30, 2013.

Changes in Internal Control over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the quarter ended  September 30,  2013, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

To our knowledge, neither the Company nor any of our officers or directors is a party to any material legal proceeding or litigation and such persons know of no material legal proceeding or contemplated or threatened litigation. There are no judgments against us or our officers or directors. None of our officers or directors has been convicted of a felony or misdemeanor relating to securities or performance in corporate office.

Item 2. Unregistered sales of equity securities

None

Item 3. Defaults Upon Senior Securities

None

Item 4.  Mine Safety Disclosures

None

Item 5.  Other Information

None

Item 6. Exhibits

(a) Exhibit index

Exhibit

31.1	Certification of Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

 (b)  Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

 NANOANTIBIOTICS, INC.

Signature	Titles	Date
/s/ Elliot Ehrlich
Elliot Ehrlich	Chief Executive Officer, Chief Financial Officer, Principal Executive Officer and Principal Financial and Accounting Officer, Corporate Secretary, Treasurer and Chairman of the Board	November 13, 2013

/s/ Rajah Menon
Rajah Menon	President and Director	November 13, 2013