Form 10-Q
period 2013-12-31
NANOANTIBIOTICS, INC.
filed 2014-01-29
CIK 1580149

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2013

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________to _____________

NANOANTIBIOTICS, INC.
Commission File Number: 333-190635
(Exact name of registrant as specified in its charter)

Nevada	46-2510769
(State or other jurisdiction of	(I.R.S. Empl. Ident. No.)
incorporation or organization)

100 Cummings Center, Suite 247-C
Surfside, FL 33154
(Address of principal executive offices, Zip Code)

(305)-515-4118
(Registrant’s telephone number, including area code)

9511 Collins Ave., Suite 807
Surfside, FL 33154
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

Yes ☐                                          No ☒

The number of shares outstanding of each of the issuer’s classes of common equity, as of January 23, 2014 was 87,060,000.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)	4
	Balance Sheets as of December 31, 2013 (unaudited) and June 30, 2013 (audited)	4
	Statements of Operations (unaudited) for the three and six months ended December 31, 2013 and for the cumulative period from April 10, 2013 (Date of Inception) to December 31, 2013	5
	Statement of Changes in Shareholders’ Equity for the cumulative period from April 10, 2013 (Date of Inception) to December 31, 2013	6
	Statements of Cash Flows (unaudited) for the six months ended December 31, 2013 and for the cumulative period from April 10, 2013 (Date of Inception) to December 31, 2013	7
	Notes to Financial Statements (unaudited)	8
Item 2.	Management’s Discussion and Analysis of Financial Condition of and Results of Operations	12
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15
Item 4.	Controls and Procedures	15

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

Part 1.  Financial Information
Item 1.  Financial Statements

NANOANTIBIOTICS, INC.
(A Development Stage Company)
BALANCE SHEETS
	December 31,	June 30,
	2013	2013
ASSETS	(unaudited)

CURRENT ASSETS:
Cash	$406,827	505,696
Total Current Assets	406,827	505,696

TOTAL ASSETS	$406,827	505,696
LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts Payable	$-	15,000
Accrued Expenses	16,750	-
Total Current Liabilities	16,750	15,000

STOCKHOLDERS' DEFICIT
Preferred stock; $0.001 par value; 10,000,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock, $0.0001 par value; 300,000,000 shares authorized; shares issued and 87,060,000 shares issued and outstanding	8,706	8,706
Capital in excess of par value	499,500	499,500
Deficit accumulated during development stage	(118,129)	(17,510)
Total Stockholders' Deficit	390,077	490,696

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$406,827	505,696

NANOANTIBIOTICS, INC.
(A Development Stage Company)
STATEMENTS OF OPERATION
			Period
			April 10, 2013
	For the Three Months	For the Six Months	(Date of Inception)
	Ended December 31,	Ended December 31,	through December 31,
	2013	2013	2013
	(unaudited)	(unaudited)	(unaudited)
REVENUE:
Sales	$-	$-	$-
	-	-	-

COST OF GOODS SOLD	-	-	-

GROSS MARGIN	-	-	-

OPERATING EXPENSES
Research and development expenses	19,150	30,010	30,010
Selling, general and administrative expenses	28,132	70,855	88,370
TOTAL OPERATING EXPENSES	47,282	100,865	118,380

LOSS FROM OPERATIONS	(47,282)	(100,865)	(118,380)

OTHER EXPENSE (INCOME)
Interest expense	-	-	-
Interest income	(156)	(246)	(251)
TOTAL OTHER EXPENSE (INCOME)	(156)	(246)	(251)

NET LOSS	$(47,126)	$(100,619)	$(118,129)

NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING, BASIC AND DILUTED	87,060,000	87,060,000	73,050,478

NANOANTIBIOTICS, INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' DEFICIT
FOR THE PERIOD APRIL 10, 2013 (DATE OF INCEPTION) THORUGH DECEMBER 31, 2013

			Capital in		Total
	Common Stock	Common Stock	Excess of	Accumulated	Stockholders'
	Shares	Amount	Par Value	Deficit	Deficit
Balance, April 10, 2013	-	-	-	-	-

Issuance of Founders Shares, $0.0001	82,060,000	8,206	-	-	8,206

Issuance of common stock for cash, $0.10	5,000,000	500	499,500	-	500,000

Net loss	-	-	-	(17,510)	(17,510)

Balance, June 30, 2013	87,060,000	8,706	499,500	(17,510)	490,696

Net loss for the three months ended, unaudited	-	-	-	(100,619)	(100,619)

Balance, September 30, 2013 (unaudited)	87,060,000	8,706	499,500	(118,129)	390,077

NANOANTIBIOTICS, INC.
(A Development Stage Company)
STATEMENT OF CASH FLOWS
		Period
		April 10, 2013
	For the Six Months	(Date of Inception)
	Ended December 31,	through December 31,
	2013	2013
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(100,619)	$(118,129)
Adjustments to reconcile net loss to net cash to cash used by operating activities:
Increase (decrease) in:
Accounts Payable	(15,000)	-
Accrued Expenses	16,750	16,750
Net cash used by operating activities	(98,869)	(101,379)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash used by investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	-	508,206
Net cash provided by financing activities	-	508,206

Net (decrease) increase in cash	(98,869)	406,827

Cash, beginning of period	505,696	-

Cash, end of period	$406,827	$406,827

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-

NANOANTIBIOTICS, INC.
(A Development Stage Company)
Notes to Financial Statements
For the Three and Six Months Ended December 31, 2013,
and the Period April 10, 2013 (Date of Inception)
through December 31, 2013
(unaudited)

1.	Background Information

NanoAntibiotics, Inc. (the “Company”) is a development stage enterprise that was incorporated in the state of Nevada on April 10, 2013.  To date, the Company’s activities have been limited to raising capital, organizational matters, and the structuring of its business plan. On January 1, 2014 we moved our corporate office from Surfside, Florida to Beverly, Massachusetts.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the three and six months ended December 31, 2013, the period ended June 30, 2013 and since April 10, 2013 (date of inception) through December 31, 2013, the Company had a net loss of $47,126, $100,619, $17,510 and $118,129 respectively.  As of December 31, 2013, the Company has not emerged from the development stage. In view of these matters, the Company’s ability to continue as a going concern is dependent upon the Company’s ability to begin operations and to achieve a level of profitability. Since inception, the Company has financed its activities principally from the sale of public equity securities. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes and proceeds from sub-licensing agreements until such time that funds provided by operations are sufficient to fund working capital requirements. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Cash
Cash is maintained at financial institutions and, at times, balances may exceed federally insured limits. We have never experienced any losses related to these balances. All of our non-interest bearing cash balances were fully insured at December 31, 2013, and our interest bearing cash balances may exceed federally insured limits.

Financial Instruments
The Company’s financial instruments include cash and accounts payable. The carrying amounts of cash and accounts payable approximate their fair value, due to the short-term nature of these items.

Research and Development
Research and development costs are charged to operations when incurred and are included in operating expenses. The company expensed $28,750 and $30,010 respectively, for research and development for the three and six months ended December 31, 2013.

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

The Company follows the provisions of FASB ASC 740-10 “Uncertainty in Income Taxes” (ASC 740-10), January 1, 2007. The Company has not recognized a liability as a result of the implementation of ASC 740-10. A reconciliation of the beginning and ending amount of unrecognized tax benefits has not been provided since there are no unrecognized benefits at December 31, 2013 and since the date of adoption. The Company has not recognized interest expense or penalties as a result of the implementation of ASC 740-10. If there were an unrecognized tax benefit, the Company would recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.

Earnings (Loss) per Share
Basic earnings per share are computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share are computed by dividing net income by the weighted average number of shares of common stock outstanding and dilutive options outstanding during the year. The Company did not have any common stock equivalents for the period ended December 31,, 2013.

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

There were no grants awarded during the period ended December 31, 2013.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2013. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accounts payable.

Recent accounting pronouncements

Other recent accounting pronouncements issued by the FASB (including its EITF), the AICPA, and the SEC did not or are not believed by management to have a material impact on the Company’s financial statements.

4. Commitments and Contingencies

Office Lease

On January 1, 2014 the company executed a lease agreement with Cummings Properties for the company’s office of 270 square feet at 100 Cummings Center, Suite 247-C, Beverly, MA 01915. The lease is for a term of five years from January 1, 2014 to December 30, 2018 and requires monthly payments of $357 ($4,284 annually for each of the five years, total aggregate of $21,420).

5.	Income Taxes

Deferred taxes are recorded for all existing temporary differences in the Company’s assets and liabilities for income tax and financial reporting purposes. Due to the valuation allowance for deferred tax assets, as noted below, there was no net deferred tax benefit or expense for the period ended December 31, 2013.

There is no current or deferred income tax expense or benefit allocated to continuing operations for the period ended December 31, 2013.

The provision for income taxes is different from that which would be obtained by applying the statutory federal income tax rate to income before income taxes. The items causing this difference are as follows:

	December 31, 2013	June 30, 2013
Tax expense (benefit) at U.S. statutory rate	$(30,200)	$(6,000)
State income tax expense (benefit), net of federal benefit	(5,000)	(900)
Effect of non-deductible expenses	—	—
Other	—	—
Change in valuation allowance	35,200	6,900
	$—	$—

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2013 are as follows:

Deferred tax assets (liability), noncurrent:
Net operating loss	$35,200
Valuation allowance	(35,200)
$—

Change in valuation allowance:

Balance, April 10, 2013	$—
Increase in valuation allowance	(28,300)
Balance, December 31, 2013	(28,300)

Since management of the Company believes that it is more likely than not that the net deferred tax assets will not provide future benefit, the Company has established a 100 percent valuation allowance on the net deferred tax assets as of December 31, 2013.

As of December 31, 2013, the Company had federal and state net operating loss carry-forwards totaling approximately $118,100 which begin expiring in 2022.

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

Management’s Plan of Operation

We were incorporated under the laws of the State of Nevada on April 10, 2013. We are an early developmental stage biotechnology company engaged in the discovery, development and commercialization of new classes of broad spectrum antibiotics for gram-negative and gram-positive bacterial infections, including some of the most difficult-to-treat Multi Drug Resistant Bacteria, also called “Superbugs”. In January 2014 we moved the corporate office from Surfside, FL to Beverly, MA. We have no products for sale and will not generate or realize any revenues until we develop our antibiotics and receive approval from the FDA or equivalent foreign regulatory bodies to begin selling our pharmaceutical candidates. Developing pharmaceutical products, however, is a lengthy and very expensive process with no assurance of regulatory or commercial success.

The Company will initially spend most of its efforts and resources on NEB-MRSA and NA-MRSA for the treatment of Methicillin-resistant Staphylococcus aureus (MRSA). This compound’s efflux pump blocker is furthest along in its development. Further work is needed in sourcing materials and synthesizing the compound before beginning in-vivo studies against bacteria. We plan on making multiple variations of this compound and pairing them with suitable antibiotics and test it in cell-based assays. Thereafter, we will engage a contract research organization for in-vivo testing. The results of this testing will determine if the Company will pursue and complete US Food and Drug Administration “IND” (investigational new drug) enabling studies. We anticipate development costs of NEB-MRSA and NA-MRSA during the next 12 months to be approximately $250,000. We also plan on developing a second efflux pump blocker, NEB-TB and NA-TB, for the treatment of Drug-resistant tuberculosis (MDR-TB and XDR-TB). The development pathway is similar to NEB-MRSA and NA-MRSA and we expect these costs during the next 12 months to also be approximately $250,000. Accordingly, we must raise cash to fund the development of these compounds. As of December 31, 2013, the Company’s available funds are not sufficient to fund our activities for the next 12 months.

We have incurred $118,380 of selling, general and administrative expenses from April 10, 2013 (date of inception) through December 31, 2013.  Prior to the Company’s inception our compounds were composed and formulated by researchers at Kard, a preclinical contract research organization founded by our President Rajah Menon in 2002 and of which Mr. Menon is its principal shareholder, who then conducted in-vitro studies. On October 3, 2013, Kard and Mr. Menon assigned all of their rights, formulations, and all studies and data related to efflux pump antibiotics to the Company.  We are now engaged in organizational activities and sourcing compounds and materials.  In July 2013, we engaged a third party vendor, S&T Global, Inc. ("S&T") of Woburn, MA, for formulation and pre-clinical testing.  We have not yet entered into a material definitive written agreement with S&T, as we first want monitor their work progress.  Either party may terminate the relationship at any time. S&T is paid on an hourly basis for their work.  Presently materials have been ordered for experimental work to be performed at this vendor. The lead time to receive these materials can often be up to four months. We anticipate incurring other costs associated with equipment purchases and general and administrative expenses, including employee salaries and benefits, legal expenses, and other costs associated with an early stage, publicly-traded company. We anticipate adding at least one employee in the area of research, and possibly another employee to perform general and administrative functions. We expect to incur significant legal and related expenses to protect our intellectual property.

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

The Company had approximately $406,800 of cash on hand at December 31, 2013 and will be unable to proceed with its planned drug development, meet its administrative expense requirements, capital costs, or staffing costs without obtaining additional net financing of approximately $330,000 to meet its budget.

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

Capital Resources and Liquidity

As of December 31, 2013, we had $406,827 of cash on hand in our corporate bank account. The Company is considered to be a development stage company and will continue in the development stage until generating revenues from the sales of its products or services. As a result, the report of the independent registered public accounting firm on our financial statements as of June 30, 2013, contains an explanatory paragraph regarding a substantial doubt about our ability to continue as a going concern.

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

We plan to allocate approximately $250,000 to be utilized for the lab studies for the quarter ending March 31, 2014. We plan to target the studies for our NEB-MRSA, NA-MRSA, and NEB-TB, NA-TB compounds which involve two or more testing protocols.  Depending on the results of our lab studies, if we are successful in at least one of the studies, we plan to allocate an additional $100,000 for repeats and verification.  If we are successful in more than one study we will increase our allocation for further studies by allocating an additional $100,000.  We believe that by March 31, 2014, we may require additional funds to continue our research and development.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable

Item 4.  Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2013 covered by this Quarterly Report on Form 10-Q.  Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act. This conclusion by the Company’s Chief Executive Officer and Chief Financial Officer does not relate to reporting periods after December 31, 2013.

Changes in Internal Control over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the quarter ended  December 31,  2013, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

NANOANTIBIOTICS, INC.

Signature	Titles	Date
/s/ Elliot Ehrlich
Elliot Ehrlich	Chief Executive Officer, Chief Financial Officer, Principal Executive Officer and Principal Financial and Accounting Officer, Corporate Secretary, Treasurer and Chairman of the Board	January 29, 2014

/s/ Rajah Menon
Rajah Menon	President and Director	January 29, 2014