Form 10-Q
period 2014-03-31
NANOANTIBIOTICS, INC.
filed 2014-05-09
CIK 1580149

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2014

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

Beverly, MA 01915

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

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer	☐	Smaller reporting company	☒

 (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐                                          No ☒

The number of shares outstanding of each of the issuer’s classes of common equity, as of March 31, 2014 was 87,210,000

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)	4
	Balance Sheets as of March 31, 2014 (unaudited) and June 30, 2013 (audited)	4
	Statements of Operations (unaudited) for the three and nine months ended March 31, 2014 and for the cumulative period from April 10, 2013 (Date of Inception) to March 31, 2014	5
	Statement of Changes in Shareholders’ Equity for the cumulative period from April 10, 2013 (Date of Inception) to March 31, 2014	6
	Statements of Cash Flows (unaudited) for the nine months ended March 31, 2014 and for the cumulative period from April 10, 2013 (Date of Inception) to March 31, 2014	7
	Notes to Financial Statements (unaudited)	8
Item 2.	Management’s Discussion and Analysis of Financial Condition of and Results of Operations	12
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15
Item 4.	Controls and Procedures	15

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	15
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	15
Item 3.	Defaults Upon Senior Securities	15
Item 4.	Mine Safety Disclosures	15
Item 5.	Other Information	15
Item 6.	Exhibits	16

SIGNATURES		16

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

Part 1.  Financial Information

Item 1.  Financial Statements

NANOANTIBIOTICS, INC.

(A Development Stage Company)

BALANCE SHEETS

	March 31,	June 30,
	2014	2013
ASSETS		(unaudited)

CURRENT ASSETS:
Cash	$345,255	$505,696
Prepaid contracts	14,281	—
Total Current Assets	359,536	505,696

TOTAL ASSETS	$359,536	$505,696

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts Payable	$2,500	$15,000
Total Current Liabilities	2,500	15,000

STOCKHOLDERS' DEFICIT
Preferred stock; $0.001 par value; 10,000,000 shares authorized; 0 shares issued and outstanding	—	—

Common stock,$0.0001 par value; 300,000,000 shares authorized; 87,210,000 and 87,060,000 shares issued and outstanding as of March 31, 2014 and June 30, 2013, respectively	8,721	8,706

Capital in excess of par value	514,485	499,500
Deficit accumulated during development stage	(166,170)	(17,510)
Total Stockholders' Deficit	357,036	490,696

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$359,536	$505,696

See accompanying notes to financial statement

NANOANTIBIOTICS, INC.

(A Development Stage Company)

STATEMENTS OF OPERATION

 (unaudited)

			Period
			April 10, 2013
	For the Three Months	For the Nine Months	(Date of Inception)
	Ended March 31,	Ended March 31,	through March 31,
	2014	2014	2014

REVENUE:
Sales	$0	$0	$0

OPERATING EXPENSES
Research and development expenses	19,409	49,419	49,419
Selling, general and administrative expenses	28,762	99,617	117,132
TOTAL OPERATING EXPENSES	48,171	149,036	166,551

LOSS FROM OPERATIONS	(48,171)	(149,036)	(166,551)

OTHER EXPENSE (INCOME)
Interest income	(130)	(376)	(381)
TOTAL OTHER EXPENSE (INCOME)	(130)	(376)	(381)

NET LOSS	$(48,041)	$(148,660)	$(166.170)

NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING, BASIC AND DILUTED	87,083,596	87,067,692	76,608,103

See accompanying notes to financial statement

NANOANTIBIOTICS, INC.

(A Development Stage Company)

STATEMENT OF STOCKHOLDERS' DEFICIT

FOR THE PERIOD APRIL 10, 2013 (DATE OF INCEPTION) THOROUGH MARCH 31, 2014

			Capital in		Total
	Common Stock	Common Stock	Excess of Par	Accumulated	Stockholders'
	Shares	Amount	Value	Deficit	Deficit

Balance, April 10, 2013	—	$—	$—	$—	$—

Issuance of Founders Shares, $0.0001	82,060,000	8,206	—	—	8,206

Issuance of common stock for cash, $0.10	5,000,000	500	499,500	—	500,000

Net loss	—	—	—	(17,510)	(17,510)

Balance, June 30, 2013	87,060,000	8,706	499,500	(17,510)	490,696

Issuance of common stock for services, $0.10	150,000	15	14,985	—	15,000

Net loss for the nine months ended, unaudited	—	—	—	(148,660)	(148,660)

Balance, March 31, 2014 (unaudited)	87,210,000	$8,721	$514,485	$(166,170)	$357,036

See accompanying notes to financial statement

NANOANTIBIOTICS, INC.

(A Development Stage Company)

STATEMENT OF CASH FLOWS

(unaudited)

		Period
		April 10, 2013
	For the Nine Months	(Date of Inception)
	Ended March 31,	through March 31,
	2014	2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(148,660)	$(166.170)
Amortization of prepaid common stock for services	719	719
Adjustments to reconcile net loss to net cash to cash used by operating activities:
Increase (decrease) in:
Accounts Payable	(12,500)	2,500
Net cash used by operating activities	(160,441)	(162,951)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash used by investing activities	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	—	508,206
Net cash provided by financing activities	—	508,206

Net (decrease) increase in cash	(160,441)	345,255

Cash, beginning of period	505,696	—

Cash, end of period	$345,255	$345,255

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$—	$—

Issuance of common stock for services, 150,000 shares	$15,000	$15,000

See accompanying notes to financial statement

NANOANTIBIOTICS, INC.

(A Development Stage Company)

Notes to Financial Statements

For the Three and Nine Months Ended March 31, 2014

and the Period April 10, 2013 (Date of Inception)

through March 31, 2014

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the three and nine months ended March 31, 2014, the period ended June 30, 2013 and since April 10, 2013 (date of inception) through March 31, 2014, the Company had a net loss of $48,041, $148,660and $166,170 respectively.  As of March 31, 2014, the Company has not emerged from the development stage. In view of these matters, the Company’s ability to continue as a going concern is dependent upon the Company’s ability to begin operations and to achieve a level of profitability. Since inception, the Company has financed its activities principally from the sale of public equity securities. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes and proceeds from sub-licensing agreements until such time that funds provided by operations are sufficient to fund working capital requirements. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Cash

Cash is maintained at financial institutions and, at times, balances may exceed federally insured limits. We have never experienced any losses related to these balances. All of our non-interest bearing cash balances were fully insured at March 31, 2014, and our interest bearing cash balances may exceed federally insured limits.

Financial Instruments

The Company’s financial instruments include cash and accounts payable. The carrying amounts of cash and accounts payable approximate their fair value, due to the short-term nature of these items.

Research and Development

Research and development costs are charged to operations when incurred and are included in operating expenses. The company expensed $2,659 and $49,419, respectively, for research and development for the three and nine months ended March 31, 2014.

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

The Company follows the provisions of FASB ASC 740-10 “Uncertainty in Income Taxes” (ASC 740-10), January 1, 2007. The Company has not recognized a liability as a result of the implementation of ASC 740-10. A reconciliation of the beginning and ending amount of unrecognized tax benefits has not been provided since there are no unrecognized benefits at March 31, 2014 and since the date of adoption. The Company has not recognized interest expense or penalties as a result of the implementation of ASC 740-10. If there were an unrecognized tax benefit, the Company would recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.

Earnings (Loss) per Share

Basic earnings per share are computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share are computed by dividing net income by the weighted average number of shares of common stock outstanding and dilutive options outstanding during the year. The Company did not have any common stock equivalents for the period ended March 31, 2014.

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

On February 20, 2014, the Company entered into a two year agreement with a Consultant to serve as a scientific advisor and to participate as a member of the Company’s Scientific Advisory Board.  In exchange for these services, the Company has granted the Consultant 100,000 shares of common stock.  On February 24, 2014, the Company entered into a two year agreement with a consultant to serve as a scientific adviser and to participate as a member of the Company’s Scientific Advisory Board. In exchange for these services, the Company has granted the Consultant 50,000 shares of common stock.  The 150,000 shares of common stock are valued at a total of $15,000 and recorded in prepaid expenses.  For the three and nine month periods ended March 31, 2014, $719 and $719 has been expensed, respectively.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2014. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accounts payable.

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

Deferred taxes are recorded for all existing temporary differences in the Company’s assets and liabilities for income tax and financial reporting purposes. Due to the valuation allowance for deferred tax assets, as noted below, there was no net deferred tax benefit or expense for the period ended March 31, 2014.

There is no current or deferred income tax expense or benefit allocated to continuing operations for the period ended March 31, 2014.

The provision for income taxes is different from that which would be obtained by applying the statutory federal income tax rate to income before income taxes. The items causing this difference are as follows:

	March 31, 2014	June 30, 2013
Tax expense (benefit) at U.S. statutory rate	$(46,200)	$(6,000)
State income tax expense (benefit), net of federal benefit	(5,000)	(900)
Effect of non-deductible expenses	—	—
Other	—	—
Change in valuation allowance	51,200	6,900
	$—	$—

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at March 31, 2014 are as follows:

Deferred tax assets (liability), noncurrent:
Net operating loss	$51,200
Valuation allowance	(51,200)
$—

Change in valuation allowance:

Balance, April 10, 2013	$0
Increase in valuation allowance	(44,300)
Balance, December 31, 2013	(44,300)

Since management of the Company believes that it is more likely than not that the net deferred tax assets will not provide future benefit, the Company has established a 100 percent valuation allowance on the net deferred tax assets as of March 31, 2014.

As of March 31, 2014, the Company had federal and state net operating loss carry-forwards totaling approximately $163,700 which begin expiring in 2022.

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

We were incorporated under the laws of the State of Nevada on April 10, 2013. We are an early developmental stage biotechnology company focused on the discovery, development and commercialization of new anti-infective drugs to meet the growing clinical need created by multi-drug resistant bacterial pathogens. We have no products for sale and will not generate or realize any revenues until we develop our antibiotics and receive approval from the FDA or equivalent foreign regulatory bodies to begin selling our pharmaceutical candidates. Developing pharmaceutical products, however, is a lengthy and very expensive process with no assurance of regulatory or commercial success.

The Company is focused on developing a nano efflux pump inhibitor and a nanoantibiotic. The company has two highly purified compounds that are currently undergoing laboratory testing and optimization for effective efflux pump inhibition. The Company is making multiple variations of this compound and testing it in cell-based assays in vitro and are investigating these compounds for inhibition of efflux pumps in gram-positive and gram-negative bacteria. Further work is needed in sourcing materials and synthesizing the compound before beginning in-vivo studies.

The Company reported on March 27, 2014 successful preliminary in vitro results in Staphylococcus epidermis, a common gram positive bacteria. The bacteria were incubated with a tracer dye to observe real time monitoring of its membrane transport systems. The results showed that the bacteria treated with one of our efflux pump inhibitor compounds demonstrated retention of the tracer dye, whereas no dye retention was observed in the untreated bacteria.

The Company plans on making multiple variations of its efflux pump inhibitors and pairing them with suitable antibiotics to test it in cell-based assays. Thereafter, we will engage a contract research organization for in-vivo testing. The results of this testing will determine if the Company will pursue and complete US Food and Drug Administration (“FDA”) Investigational New Drug enabling studies.

The Company anticipates development costs of its Nano Efflux Pump Inhibitors during the next 12 months to be approximately $375,000 and development and testing costs of its nanoantibiotic compound to be approximately $275,000. Though the Company is focused on developing an efflux pump inhibitor and nanoantibiotic for MRSA and MDR-TB that could change as the Company tests its compounds against a variety of gram-positive and gram-negative multi drug resistant bacterias. The Company must raise cash to fund the development of these compounds. As of March 31, 2014, the Company’s available funds are not sufficient to fund its activities for the next 12 months.

We have incurred $117,132 of selling, general and administrative expenses from April 10, 2013 (date of inception) through March 31, 2014.  Prior to the Company’s inception our compounds were composed and formulated by researchers at Kard, a preclinical contract research organization founded by our President Rajah Menon in 2002 and of which Mr. Menon is its principal shareholder, who then conducted in-vitro studies. On October 3, 2013, Kard and Mr. Menon assigned all of their rights, formulations, and all studies and data related to efflux pump antibiotics to the Company.  We are now engaged in organizational activities and sourcing compounds and materials. We anticipate incurring other costs associated with equipment purchases and general and administrative expenses, including employee salaries and benefits, legal expenses, and other costs associated with an early stage, publicly-traded company. We anticipate adding at least one employee in the area of research, and possibly another employee to perform general and administrative functions. We expect to incur significant legal and related expenses to protect our intellectual property.

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

Requirement for Additional Capital

The Company has engaged in limited research and development activities. We currently do not have sufficient funds to meet our planned drug development for the next twelve (12) months and we may not be able to obtain the necessary financing on terms and conditions acceptable to the Company. Assuming that we are successful in raising additional financing, we plan to incur the following expenses over the next twelve (12) months:

●	Research and Development of $650,000, which includes planned costs for its nano efflux pump inhibitor and nanoantibiotics;

●	Corporate overhead of $100,000, which includes budgeted legal, accounting and other costs expected to be incurred;

●	Capital costs of $75,000, which is the estimated cost for equipment to be deployed at vendor sites to be selected; and

●	Staffing costs of $100,000.

The Company had approximately $345,000 of cash on hand at March 31, 2014 and will be unable to proceed with its planned drug development, meet its administrative expense requirements, capital costs, or staffing costs without obtaining additional net financing of approximately $600,000 to meet its budget.

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

Capital Resources and Liquidity

As of March 31, 2014, we had $345,255 of cash on hand in our corporate bank account. The Company is considered to be a development stage company and will continue in the development stage until generating revenues from the sales of its products or services. As a result, the report of the independent registered public accounting firm on our financial statements as of June 30, 2013, contains an explanatory paragraph regarding a substantial doubt about our ability to continue as a going concern.

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

We believe that our existing cash, cash equivalents will be sufficient to meet our operating and capital requirements until December 31, 2014. Any debt financing secured by us in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. We may not be able to secure additional debt or equity financing in a timely manner, or at all, which could require us to scale back our business plan and operations.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable

Item 4.  Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2014 covered by this Quarterly Report on Form 10-Q.  Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act. This conclusion by the Company’s Chief Executive Officer and Chief Financial Officer does not relate to reporting periods after March 31, 2014.

Changes in Internal Control over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the quarter ended  March 31,  2014, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

NANOANTIBIOTICS, INC.

Signature	Titles	Date
/s/ Elliot Ehrlich
Elliot Ehrlich	Chief Executive Officer, Chief Financial Officer, Principal Executive Officer and Principal Financial and Accounting Officer, Corporate Secretary, Treasurer and Chairman of the Board	May 9, 2014

/s/ Rajah Menon
Rajah Menon	President and Director	May 9, 2014