Form 10-Q
period 2014-09-30
NANOANTIBIOTICS, INC.
filed 2014-11-13
CIK 1580149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

NANOANTIBIOTICS, INC.

(Exact name of registrant as specified in its charter)

Commission File Number: 333-190635

Nevada	46-2510769
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 Cummings Center, Suite 247-C
Beverly, MA 01915
(Address of principal executive offices, Zip Code)

(305) 515-4118
(Registrant's telephone number, including area code)

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

Yes ☒                                          No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Ruble 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐                                          No ☒

The number of shares outstanding of each of the issuer’s classes of common equity, as of September 30, 2014 was 87,210,000

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

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

Part 1.  Financial Information

Item 1.  Financial Statements

NANOANTIBIOTICS, INC.
BALANCE SHEETS

	September 30,	June 30,
	2014	2014
	(unaudited)
ASSETS

CURRENT ASSETS:
Cash	318,147	332,864
Total Current Assets	318,147	332,864

TOTAL ASSETS	318,147	332,864

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts Payable	1,800	—
Accrued Payroll	201,844	161,475
Total Current Liabilities	203,644	161,475

STOCKHOLDERS' EQUITY
Preferred stock; $0.001 par value; 10,000,000 shares authorized; 0 shares issued
and outstanding	—	—
Common stock, $0.0001 par value; 300,000,000 shares authorized;
shares issued and 87,210,000 shares issued and outstanding	8,721	8,721
Capital in excess of par value	514,485	514,485
Prepaid services paid for with common stock	(10,521)	(12,411)
Accumulated deficit	(398,182)	(339,406)
Total Stockholders' Equity	114,503	171,389

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	318,147	332,864

See accompanying notes to financial statement

NANOANTIBIOTICS, INC.
STATEMENTS OF OPERATION

	For the Three Months	For the Three Months
	Ended September 30, 2014	Ended September 30, 2013
	(unaudited)	(unaudited)
REVENUE:
Sales	$0.00	$0.00
	0.00	0.00

COST OF GOODS SOLD	0.00	0.00

GROSS MARGIN	0.00	0.00

OPERATING EXPENSES
Research and development expenses	3,400.00	11,420.00
Payroll expenses	40,825.00	42,163.00
Professional fees	12,244.00	0.00
Selling, general and administrative expenses	2,421.00	0.00
TOTAL OPERATING EXPENSES	58,890.00	53,583.00

LOSS FROM OPERATIONS	(58,890.00)	(53,583.00)

OTHER EXPENSE (INCOME)
Interest expense	0.00	0.00
Interest income	(114.00)	(90.00)
TOTAL OTHER EXPENSE (INCOME)	114.00	90.00

NET LOSS	$(58,776.00)	$(53,493.00)

NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING, BASIC AND DILUTED	87,210,000.00	87,060,000.00

See accompanying notes to financial statement

NANOANTIBIOTICS, INC.
STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE YEAR ENDED JUNE 30, 2014 AND THE THREE MONTHS ENDED SEPTEMBER 30, 2014

				Prepaid
			Capital in	Services
			Excess of	Paid with		Total
	Common Stock		Par	Common	Accumulated	Stockholders'
	Shares	Amount	Value	Sock	Deficit	Deficit

Balance, June 30, 2013	87,060,000	$8,706	$499,500	$—	$(17,510)	$490,696

Issuance of common stock for services, $0.10	150,000	15	14,985	(12,411)	—	2,589

Net loss	—	—	—	—	(321,896)	(321,896)

Balance, June 30, 2014	87,210,000	8,721	514,485	(12,411)	(339,406)	171,389

Amortization of common stock for services	—	—	—	1,890	—	1,890

Net loss	—	—	—	—	(58,776)	(58,776)

Balance, September 30, 2014	87,210,000	$8,721	$514,485	$(10,521)	$(398,182)	$114,503

See accompanying notes to financial statement

NANOANTIBIOTICS, INC.
STATEMENT OF CASH FLOWS

	For the Three Months	For the Three Months
	Ended September 30,	Ended September 30,
	2014	2013
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(58,776)	$(53,493)
Amortization of prepaid common stock for services	1,890	—
Adjustments to reconcile net loss to net cash to cash used by operating activities:
Increase (decrease) in:
Accounts Payable	1,800	(6,355)
Accrued Payroll	40,369	—
Net cash used by operating activities	(14,717)	(59,848)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash used by investing activities	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	—	—
Net cash provided by financing activities	—	—

Net (decrease) increase in cash	(14,717)	(59,848)

Cash, beginning of period	332,864	505,696

Cash, end of period	$318,147	$445,848

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$—	$—

Issuance of common stock for services, 150,000 shares	$—	$15,000

See accompanying notes to financial statement

NANOANTIBIOTICS, INC.

Notes to Financial Statements

For the Three Months Ended September 30, 2014

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the three months ended September 30, 2014, the Company had a net loss of $58,776.  As of September 30, 2014, the Company has not earned any revenues. In view of these matters, the Company’s ability to continue as a going concern is dependent upon the Company’s ability to begin operations and to achieve a level of profitability. Since inception, the Company has financed its activities principally from the sale of public equity securities. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes and proceeds from sub-licensing agreements until such time that funds provided by operations are sufficient to fund working capital requirements. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Cash

Cash is maintained at financial institutions and, at times, balances may exceed federally insured limits. We have never experienced any losses related to these balances. All of our non-interest bearing cash balances were fully insured at September 30, 2014, and our interest bearing cash balances may exceed federally insured limits.

Financial Instruments

The Company’s financial instruments include cash and accounts payable. The carrying amounts of cash and accounts payable approximate their fair value, due to the short-term nature of these items.

Research and Development

Research and development costs are charged to operations when incurred and are included in operating expenses. The company expensed $3,400 and $11,420 for research and development for the three months ended September 30, 2014 and 2013, respectively.

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

The Company follows the provisions of FASB ASC 740-10 “Uncertainty in Income Taxes” (ASC 740-10), January 1, 2007. The Company has not recognized a liability as a result of the implementation of ASC 740-10. A reconciliation of the beginning and ending amount of unrecognized tax benefits has not been provided since there are no unrecognized benefits at September 30, 2014 and since the date of adoption. The Company has not recognized interest expense or penalties as a result of the implementation of ASC 740-10. If there were an unrecognized tax benefit, the Company would recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.

Earnings (Loss) per Share

Basic loss per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share are computed by dividing net income by the weighted average number of shares of common stock outstanding and dilutive options outstanding during the year. Common stock equivalents for the three month periods ended September 30, 2014 and 2013 were anti-dilutive due to the net losses sustained by the Company during these periods. For the three months ended September 30, 2014 and 2013 potentially dilutive common stock warrants of 5,000,000 and 5,000,000 have been excluded from dilutive earnings per share due to the Company’s losses in all periods presented.

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

On February 20, 2014, the Company entered into a two year agreement with a Consultant to serve as a scientific advisor and to participate as a member of the Company’s Scientific Advisory Board.  In exchange for these services, the Company has granted the Consultant 100,000 shares of common stock.  On February 24, 2014, the Company entered into a two year agreement with a consultant to serve as a scientific adviser and to participate as a member of the Company’s Scientific Advisory Board. In exchange for these services, the Company has granted the Consultant 50,000 shares of common stock.  The 150,000 shares of common stock are valued at a total of $15,000 and recorded in a prepaid expense contra equity account.  For the three month periods ended September 30, 2014, $1,890 has been expensed, respectively.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2014. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accounts payable.

Recent accounting pronouncements

In June 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-10, “Development Stage Entities (Topic 915) Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation”. This ASU does the following among other things: a) eliminates the requirement to present inception-to-date information on the statements of income, cash flows, and shareholders’ equity, b) eliminates the need to label the financial statements as those of a development stage entity, c) eliminates the need to disclose a description of the development stage activities in which the entity is engaged, and d) amends FASB ASC 275, Risks and Uncertainties, to clarify that information on risks and uncertainties for entities that have not commenced planned principal operations is required. The amendments in ASU No. 2014-10 related to the elimination of Topic 915 disclosures and the additional disclosure for Topic 275 are effective for public companies for annual and interim reporting periods beginning after December 15, 2014. Early adoption is permitted. The Company has evaluated this ASU and early adopted beginning with the year ended June 30, 2014.

In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-15, “Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entitys Ability to Continue as a Going Concern” (“ASU 2014-15”). ASU 2014-15 is intended to define managements responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. The amendments in this ASU are effective for reporting periods beginning after December 15, 2016, with early adoption permitted. The Company is currently assessing the impact the adoption of ASU 2014-15 will have on its financial statements.

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

Deferred taxes are recorded for all existing temporary differences in the Company’s assets and liabilities for income tax and financial reporting purposes. Due to the valuation allowance for deferred tax assets, as noted below, there was no net deferred tax benefit or expense for the period ended September 30, 2014.

There is no current or deferred income tax expense or benefit allocated to continuing operations for the period ended September 30, 2014.

The provision for income taxes is different from that which would be obtained by applying the statutory federal income tax rate to income before income taxes. The items causing this difference are as follows:

	September 30, 2014	June 30, 2014
Tax expense (benefit) at U.S. statutory rate	$(20,000)	$(109,400)
State income tax expense (benefit), net of federal benefit	(2,900)	(16,100)
Effect of non-deductible expenses	—	—
Other	—	—
Change in valuation allowance	22,900	125,500
	$—	$—

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at September 30, 2014 are as follows:

Deferred tax assets (liability), noncurrent:
Net operating loss	$155,300
Valuation allowance	(155,300)
$—

Change in valuation allowance:

Balance, June 30, 2014	$132,400
Increase in valuation allowance	22,900
Balance, September 30, 2014	155,300

Since management of the Company believes that it is more likely than not that the net deferred tax assets will not provide future benefit, the Company has established a 100 percent valuation allowance on the net deferred tax assets as of September 30, 2014.

As of September 30, 2014, the Company had federal and state net operating loss carry-forwards totaling approximately $398,200 which begin expiring in 2023.

6. Warrants

The Company offered and sold 5,000,000 Series A Units between June 20, 2013 and June 25, 2013. Each Unit consists of one share of Common Stock and one Series A Warrant exercisable at $0.50 for a period of 5 years. At September 30, 2014, 5,000,000 warrants remain unexercised.

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

We were incorporated under the laws of the State of Nevada on April 10, 2013. We are an early developmental stage biotechnology company focused on the discovery, development and commercialization of nano-medicines. We have no products for sale and will not generate or realize any revenues until such time that our pharmaceutical candidates receive approval from the FDA or equivalent foreign regulatory bodies. . Developing pharmaceutical products, however, is a lengthy and very expensive process with no assurance of regulatory or commercial success.

The Company since inception has focused on developing a nano efflux pump inhibitor and a nanoantibiotic. The company was engaged through its vendors in purifying compounds, laboratory testing, and optimization. The Company is now seeking from outside sources technology needed to further advance this project and is engaged in discussions with universities for licensing nanotechnology. The Company believes this path is in the best interest of its shareholders and is the most efficient and least expensive means of furthering our projects.

As the Company pursues licensing additional nanotechnology, the Company has cut development costs of its Nano Efflux Pump Inhibitors during the next 12 months to approximately $50,000 and development and testing costs of its nanoantibiotic compound to approximately $25,000. We estimate licensing costs to approximate $75,000. Of the technologies we are presently reviewing, and if we were to license the technology, the expected development costs for next the 12 months would be approximately $500,000. As of September 30, 2014, the Company’s available funds are not sufficient to fund its activities for the next 12 months.

We have incurred $58,890 of operating expenses for the three months ended September 30, 2014.  Prior to inception, the Company’s compounds were composed and formulated by researchers at Kard, a preclinical contract research organization founded by our President Rajah Menon in 2002 and of which Mr. Menon is its principal shareholder, who then conducted in-vitro studies. On October 3, 2013, Kard and Mr. Menon assigned all of their rights, formulations, and all studies and data related to efflux pump antibiotics to the Company.  We are now engaged in organizational activities and sourcing technology to license. We anticipate incurring other costs associated with equipment purchases and general and administrative expenses, including employee salaries and benefits, legal expenses, and other costs associated with an early stage, publicly-traded company.

The amounts that we actually spend for any specific purpose may vary significantly, and will depend on a number of factors including, but not limited to, the pace of progress of our research and development, market conditions, and our ability to qualify vendors. In addition, we may use a portion of any net proceeds to acquire complementary compounds. We will have significant discretion in the use of any net proceeds. Investors will be relying on the judgment of our management regarding the application of the proceeds of any sale of our Common Stock.

Requirement for Additional Capital

The Company has engaged in limited research and development activities. We currently do not have sufficient funds to meet our planned drug development for the next twelve (12) months and we may not be able to obtain the necessary financing on terms and conditions acceptable to the Company. Assuming that we are successful in raising additional financing, we plan to incur the following expenses over the next twelve (12) months:

●	Research and Development of $575,000, which includes planned costs for its nano efflux pump inhibitor of $75,000 and an additional $500,000 if we were to license technology we are presently reviewing;

●	Corporate overhead of $100,000, which includes budgeted legal, accounting and other costs expected to be incurred;

●	Licensing and Capital costs of $100,000, which $75,000 is budgeted for acquiring a nanotechnology license, and $25,000 is the estimated cost for equipment to be deployed at vendor sites to be selected; and

●	Officer and Staffing costs of $180,000.

The Company had approximately $318,100 of cash on hand at September 30, 2014 and will be unable to proceed with its planned drug development, meet its administrative expense requirements, capital costs, or staffing costs without obtaining additional net financing of approximately $600,000 to meet its budget.

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

Capital Resources and Liquidity

As of September 30, 2014, we had $318,147 of cash on hand in our corporate bank account. The Company is considered to be a development stage company and will continue in the development stage until generating revenues from the sales of its products or services. As a result, the report of the independent registered public accounting firm on our financial statements as of June 30, 2014, contains an explanatory paragraph regarding a substantial doubt about our ability to continue as a going concern.

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

We believe that our existing cash, cash equivalents will be sufficient to meet our operating and capital requirements until June 30, 2015. Any debt financing secured by us in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. We may not be able to secure additional debt or equity financing in a timely manner, or at all, which could require us to scale back our business plan and operations.

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

Warrants

The Company offered and sold 5,000,000 Series A Units between June 20, 2013 and June 25, 2013. Each Unit consisted of one share of Common Stock and one Series A Warrant exercisable at $0.50 for a period of 5 years. At September 30, 2014, 5,000,000 warrants remain unexercised. The exercise of warrants by their owners is a potential source of equity funding for the Company.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable

Item 4.  Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2014 covered by this Quarterly Report on Form 10-Q.  Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act. This conclusion by the Company’s Chief Executive Officer and Chief Financial Officer does not relate to reporting periods after September 30, 2014.

Changes in Internal Control over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the quarter ended  September 30,  2014, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

NANOANTIBIOTICS, INC.

Signature	Titles	Date
/s/ Elliot Ehrlich
Elliot Ehrlich	Chief Executive Officer, Chief Financial Officer, Principal Executive Officer and Principal Financial and Accounting Officer, Corporate Secretary, Treasurer and Chairman of the Board	November 13, 2014

/s/ Rajah Menon
Rajah Menon	President and Director	November 13, 2014