Form 10-Q
period 2015-03-31
NANOANTIBIOTICS, INC.
filed 2015-05-11
CIK 1580149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Yes ☐                                          No ☒

The number of shares outstanding of each of the issuer’s classes of common equity, as of March 31, 2015 was 87,210,000

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

Part 1.  Financial Information

Item 1.  Financial Statements

NANOANTIBIOTICS, INC.
BALANCE SHEETS

	March 31,	June 30,
	2015	2014
ASSETS	(unaudited)

CURRENT ASSETS:
Cash	278,535	332,864
Prepaid assets	3,500	—
Total Current Assets	282,035	332,864
TOTAL ASSETS	282,035	332,864

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts Payable	650	—
Accrued Payroll	282,581	161,475
Total Current Liabilities	283,231	161,475

STOCKHOLDERS' DEFICIT
Preferred stock; $0.001 par value; 10,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $0.0001 par value; 300,000,000 shares authorized; 87,210,000 shares issued and outstanding	8,721	8,721
Capital in excess of par value	514,485	514,485
Prepaid services paid for with common stock	(6,781)	(12,411)
Accumulated deficit	(517,621)	(339,406)
Total Stockholders' Deficit	(1,196)	171,389

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	282,035	332,864

See accompanying notes to financial statement

NANOANTIBIOTICS, INC.
STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
	2015	2014	2015	2014
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
REVENUE:
Sales	$—	$—	—	$—
	—	—	—	—

COST OF GOODS SOLD	—	—	—	—

GROSS MARGIN	—	—	—	—

OPERATING EXPENSES
Research and development expenses	—	19,409	3,400	49,419
Payroll expenses	40,369	—	121,562	—
Professional fees	5,605	—	42,139	—
Selling, general and administrative expenses	3,068	28,762	11,422	99,617
TOTAL OPERATING EXPENSES	49,042	48,171	178,523	149,036

LOSS FROM OPERATIONS	(49,042)	(48,171)	(178,523)	(149,036)

OTHER EXPENSE (INCOME)
Interest expense	—	—	—	—
Interest income	(88)	(130)	(308)	(376)
TOTAL OTHER EXPENSE (INCOME)	(88)	(130)	(308)	(376)

NET LOSS	$(48,954)	$(48,041)	(178,215)	$(148,660)

NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$(0.00)	$(0.00)	(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING, BASIC AND DILUTED	87,210,000	87,083,596	87,210,000	87,067,692

See accompanying notes to financial statement

NANOANTIBIOTICS, INC.
STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE YEAR ENDED JUNE 30, 2014 AND THE NINE MONTHS ENDED MARCH 31, 2015

				Prepaid
			Capital in	Services
			Excess of	Paid with		Total
	Common Stock		Par	Common	Accumulated	Stockholders'
	Shares	Amount	Value	Sock	Deficit	Deficit

Balance, June 30, 2013	87,060,000	$8,706	$499,500	$—	$(17,510)	$490,696

Issuance of common stock for services, $0.10	150,000	15	14,985	(12,411)	—	2,589

Net loss	—	—	—	—	(321,896)	(321,896)

Balance, June 30, 2014	87,210,000	8,721	514,485	(12,411)	(339,406)	171,389

Amortization of common stock for services	—	—	—	5,630	—	5,630

Net loss	—	—	—	—	(178,215)	(178,215)

Balance, March 31, 2015	87,210,000	$8,721	$514,485	$(6,781)	$(517,621)	$(1,196)

See accompanying notes to financial statement

NANOANTIBIOTICS, INC.
STATEMENT OF CASH FLOWS

	For the Nine Months
	Ended March 31,
	2015	2014
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(178,215)	$(148,660)
Amortization of prepaid common stock for services	5,630	719
Adjustments to reconcile net loss to net cash to cash used by operating activities:
Increase in prepaid expenses	(3,500)
Increase (decrease) in:
Accounts Payable	650	(12,500)
Accrued Payroll	121,106
Net cash used by operating activities	(54,329)	(160,441)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash used by investing activities	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	—	—
Net cash provided by financing activities	—	—

Net decrease in cash	(54,329)	(160,441)

Cash, beginning of period	332,864	505,696

Cash, end of period	$278,535	$345,255

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$—	$—

See accompanying notes to financial statement

NANOANTIBIOTICS, INC.

Notes to Financial Statements

For the Three and Nine Months Ended March 31, 2015

(unaudited)

1. Background Information

NanoAntibiotics, Inc. (the “Company”) is a development stage enterprise that was incorporated in the state of Nevada on April 10, 2013.  To date, the Company’s activities have been limited to raising capital, organizational matters, and the structuring of its business plan.

We are an early stage biotechnology company engaged in the discovery, development and commercialization of new classes of broad spectrum antibiotics for gram-negative and gram-positive bacterial infections, including some of the most difficult-to-treat Multi Drug Resistant Bacteria, also called “Superbugs.” Our drug discovery platform currently provides a multi-pronged level understanding of interactions between drug candidates and their bacterial targets and enables us to engineer antibiotics with enhanced characteristics to attack a Drug Resistant Bacteria with a multi-targeted approach. Our pharmaceutical compounds originated at Kard Scientific, Inc. (“Kard”), a preclinical contract research organization founded by our President Rajah Menon in 2002 and of which Mr. Menon is its principal shareholder. These compounds were composed and formulated by researchers at Kard who then conducted in-vitro studies. On October 3, 2013, Kard and Mr. Menon assigned all of their rights, formulations, and all studies and data related to efflux pump antibiotics to the Company. The candidates have only been studied in cell-based assays (in-vitro), but have not been studied in small animals (in-vivo) or animals with drug resistant bacteria for efficacy, efficiency and toxicity. For further development of these compounds we need to acquire or license certain nanotechnologies. During the past quarter and presently all our research and development has been put on hold while we negotiate licensing rights with universities and inventors licensing rights. We currently own all development and marketing rights to our products. We plan on contracting research and development of our technologies to third parties. The Company intends to file patent applications for each of these candidates as studies advance and funds become available.

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

The Company’s activities are subject to significant risks and uncertainties including failure to secure additional funding to properly execute the company’s business plan.

2. Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the three and nine months ended March 31, 2015, the Company had a net loss of $48,954 and $178,215, respectively.  As of March 31, 2015, the Company has not earned any revenues. In view of these matters, the Company’s ability to continue as a going concern is dependent upon the Company’s ability to begin operations and to achieve a level of profitability. Since inception, the Company has financed its activities principally from the sale of public equity securities. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes and proceeds from sub-licensing agreements until such time that funds provided by operations are sufficient to fund working capital requirements. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Cash

Cash is maintained at financial institutions and, at times, balances may exceed federally insured limits. We have never experienced any losses related to these balances. All of our non-interest bearing cash balances were fully insured at March 31, 2015, and our interest bearing cash balances may exceed federally insured limits.

Financial Instruments

The Company’s financial instruments include cash and accounts payable. The carrying amounts of cash and accounts payable approximate their fair value, due to the short-term nature of these items.

Research and Development

Research and development costs are charged to operations when incurred and are included in operating expenses. The company expensed $0 and $19,409 for research and development for the three months ended March 31, 2015 and 2014, respectively. The Company expensed $3,400 and $49,419 for the nine months ended March 31, 2015 and 2014, respectively. For further development of these compounds we need to acquire or license certain nanotechnologies. During the past quarter and presently all our research and development has been put on hold while we negotiate licensing rights with universities and inventors.

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

The Company follows the provisions of FASB ASC 740-10 “Uncertainty in Income Taxes” (ASC 740-10), January 1, 2007. The Company has not recognized a liability as a result of the implementation of ASC 740-10. A reconciliation of the beginning and ending amount of unrecognized tax benefits has not been provided since there are no unrecognized benefits at March 31, 2015 and since the date of adoption. The Company has not recognized interest expense or penalties as a result of the implementation of ASC 740-10. If there were an unrecognized tax benefit, the Company would recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.

Earnings (Loss) per Share

Basic loss per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share are computed by dividing net income by the weighted average number of shares of common stock outstanding and dilutive options outstanding during the year. Common stock equivalents for the three and nine month periods ended March 31, 2015 and 2014 were anti-dilutive due to the net losses sustained by the Company during these periods. For the three and nine months ended March 31, 2015 and 2014 potentially dilutive common stock warrants of 5,000,000 have been excluded from dilutive earnings per share due to the Company’s losses in all periods presented.

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

On February 20, 2014, the Company entered into a two year agreement with a Consultant to serve as a scientific advisor and to participate as a member of the Company’s Scientific Advisory Board.  In exchange for these services, the Company has granted the Consultant 100,000 shares of common stock.  On February 24, 2014, the Company entered into a two year agreement with a consultant to serve as a scientific adviser and to participate as a member of the Company’s Scientific Advisory Board. In exchange for these services, the Company has granted the Consultant 50,000 shares of common stock.  The 150,000 shares of common stock are valued at a total of $15,000 and recorded in a prepaid expense contra equity account.  For the three and nine month periods ended March 31, 2015, $1,849 and $5,630 has been expensed, respectively.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2015. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accounts payable.

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

5. Income Taxes

Deferred taxes are recorded for all existing temporary differences in the Company’s assets and liabilities for income tax and financial reporting purposes. Due to the valuation allowance for deferred tax assets, as noted below, there was no net deferred tax benefit or expense for the period ended March 31, 2015.

There is no current or deferred income tax expense or benefit allocated to continuing operations for the period ended March 31, 2015.

The provision for income taxes is different from that which would be obtained by applying the statutory federal income tax rate to income before income taxes. The items causing this difference are as follows:

	March 31 2015	June 30, 2014
Tax expense (benefit) at U.S. statutory rate	$(60,600)	$(109,400)
State income tax expense (benefit), net of federal benefit	(8,900)	(16,100)
Effect of non-deductible expenses	—	—
Other	—	—
Change in valuation allowance	69,500	125,500
	$—	$—

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at March 31, 2015 are as follows:

Deferred tax assets (liability), noncurrent:
Net operating loss	$201,900
Valuation allowance	(201,900)
$—

Change in valuation allowance:

Balance, June 30, 2014	$132,400
Increase in valuation allowance	69,500
Balance, March 31, 2015	201,900

Since management of the Company believes that it is more likely than not that the net deferred tax assets will not provide future benefit, the Company has established a 100 percent valuation allowance on the net deferred tax assets as of March 31, 2015.

As of March 31, 2015, the Company had federal and state net operating loss carry-forwards totaling approximately $494,200 which begin expiring in 2023.

6. Warrants

The Company offered and sold 5,000,000 Series A Units between June 20, 2013 and June 25, 2013. Each Unit consists of one share of Common Stock and one Series A Warrant exercisable at $0.50 for a period of 5 years. At March 31, 2015, 5,000,000 warrants remain unexercised.

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

For further development of these compounds we need to acquire or license certain nanotechnologies. During the past quarter and presently all our research and development has been put on hold while we negotiate licensing rights with universities and inventors. As the Company pursues licensing additional nanotechnology, the Company has cut development costs of its Nano Efflux Pump Inhibitors during the next 12 months to approximately $50,000 and development and testing costs of its nanoantibiotic compound to approximately $25,000. We estimate licensing costs to approximate $75,000. Of the technologies we are presently reviewing, and if we were to license the technology, the expected development costs for next the 12 months would be approximately $500,000. As of December 31, 2014, the Company’s available funds are not sufficient to fund its activities for the next 12 months.

We have incurred $178,523 of operating expenses for the nine months ended March 31, 2015.  Prior to inception, the Company’s compounds were composed and formulated by researchers at Kard, a preclinical contract research organization founded by our President Rajah Menon in 2002 and of which Mr. Menon is its principal shareholder, who then conducted in-vitro studies. On October 3, 2013, Kard and Mr. Menon assigned all of their rights, formulations, and all studies and data related to efflux pump antibiotics to the Company.  We are now engaged in organizational activities and sourcing technology to license. We anticipate incurring other costs associated with equipment purchases and general and administrative expenses, including employee salaries and benefits, legal expenses, and other costs associated with an early stage, publicly-traded company.

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

Requirement for Additional Capital

The Company has engaged in limited research and development activities. We currently do not have sufficient funds to meet our planned drug development for the next twelve (12) months and we may not be able to obtain the necessary financing on terms and conditions acceptable to the Company. Assuming that we are successful in raising additional financing, we plan to incur the following expenses over the next twelve (12) months:

●	Research and Development of $575,000, which includes planned costs for nano efflux pump inhibitor and nanoantibiotic of $75,000 and an additional $500,000 if we were to license certain nanotechnologies that we are presently reviewing. During the past quarter and presently all our research and development has been put on hold while we negotiate licensing rights with universities and inventors.

●	Corporate overhead of $100,000, which includes budgeted legal, accounting and other costs expected to be incurred.

●	Licensing and Capital costs of $100,000, which $75,000 is budgeted for acquiring a nanotechnology license, and $25,000 is the estimated cost for equipment to be deployed at vendor sites to be selected; and

●	Officer and Staffing costs of $180,000.

The Company had approximately $278,535 of cash on hand at March 31, 2015 and will be unable to proceed with its planned drug development, meet its administrative expense requirements, capital costs, or staffing costs without obtaining additional net financing of approximately $600,000 to meet its budget.

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

Capital Resources and Liquidity

As of March 31, 2015, we had $278,535 of cash on hand in our corporate bank account. The Company is considered to be a development stage company and will continue in the development stage until generating revenues from the sales of its products or services. As a result, the report of the independent registered public accounting firm on our financial statements as of June 30, 2014, contains an explanatory paragraph regarding a substantial doubt about our ability to continue as a going concern.

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

Warrants

The Company offered and sold 5,000,000 Series A Units between June 20, 2013 and June 25, 2013. Each Unit consisted of one share of Common Stock and one Series A Warrant exercisable at $0.50 for a period of 5 years. At March 31, 2015, 5,000,000 warrants remain unexercised. The exercise of warrants by their owners is a potential source of equity funding for the Company.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable

Item 4.  Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2015 covered by this Quarterly Report on Form 10-Q.  Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act. This conclusion by the Company’s Chief Executive Officer and Chief Financial Officer does not relate to reporting periods after March 31, 2015.

Changes in Internal Control over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the quarter ended March 31, 2015, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

NANOANTIBIOTICS, INC.

Signature	Titles	Date
/s/ Elliot Ehrlich
Elliot Ehrlich	Chief Executive Officer, Chief Financial Officer, Principal Executive Officer and Principal Financial and Accounting Officer, Corporate Secretary, Treasurer and Chairman of the Board	May 11, 2015

/s/ Rajah Menon
Rajah Menon	President and Director	May 11, 2015