Form 10-K
period 2015-06-30
NANOANTIBIOTICS, INC.
filed 2015-10-01
CIK 1580149

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE FISCAL YEAR ENDED JUNE 30, 2015

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

Yes ☐                                          No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act

Yes ☐                                          No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

The Aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, December 31, 2014 was $8,706,000.

There were 87,210,000 shares of the Registrant’s $0.0001 par value common stock outstanding as of September 23, 2015.

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

We are an early stage biotechnology company engaged in the discovery, development and commercialization of new classes of broad spectrum antibiotics for gram-negative and gram-positive bacterial infections, including some of the most difficult-to-treat Multi Drug Resistant Bacteria, also called “Superbugs.” Our drug discovery platform currently provides a multi-pronged level understanding of interactions between drug candidates and their bacterial targets and enables us to engineer antibiotics with enhanced characteristics to attack a Drug Resistant Bacteria with a multi-targeted approach. Our pharmaceutical compounds originated at Kard Scientific, Inc. (“Kard”), a preclinical contract research organization founded by our President Rajah Menon in 2002 and of which Mr. Menon is its principal shareholder. These compounds were composed and formulated by researchers at Kard who then conducted in-vitro studies. On October 3, 2013, Kard and Mr. Menon assigned all of their rights, formulations, and all studies and data related to efflux pump antibiotics to the Company. The candidates have only been studied in cell-based assays (in-vitro), but have not been studied in small animals (in-vivo) or animals with drug resistant bacteria for efficacy, efficiency and toxicity.  We need to license additional technology to complete our planned products. Presently all our research and development has been put on hold and all our efforts are on discussing and negotiating licensing rights with universities and inventors. During the course of these discussions we often learn about other opportunities in medicine targeting other diseases. These too are evaluated and considered by management. The Company intends to file patent applications for each of our candidates as studies advance and funds become available.

The Company’s activities are subject to significant risks and uncertainties including failure to secure additional funding to properly execute the company’s business plan.

The Need for New Broad Range Antibiotics

According to a June 2014 market research report by BCC Research, entitled “ANTIBIOTICS: TECHNOLOGIES AND GLOBAL MARKETS”, the global market for antibiotics is forecast to reach US $41.2 billion by 2018, propelled due to the increasing aging population, increasing GDP rate and increasing awareness about healthcare.

Antibiotic resistance is a serious problem globally. New antibiotics to tackle resistant bacteria are urgently needed; however, a recent report from the European Centre for Disease Prevention and Control and the European Medicines Agency (EMA) warns of an almost empty pipeline, leaving patients vulnerable to dangerous infections. If new antibiotics are not developed, the entire healthcare industry could face challenges not seen since the pre-bacteria era. Public-private partnerships are encouraging specific programs that will address these needs; in certain regions, government agencies are working with the pharmaceutical industry to provide support to the declining antibiotic pipeline (source: BCC Research).

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

Research and Development

We need to license additional technology to complete our planned products. Presently all our research and development has been put on hold and all our efforts are on discussing and negotiating licensing rights with universities and inventors. During the course of these discussions we often learn about other opportunities in medicine targeting other diseases. These too are evaluated and considered by management.

For the year ended June 30, 2015, the Company spent $4,196 in research and development activities, however prior to the Company’s incorporation, research on efflux pump blockers and in-vitro studies were performed at Kard, a preclinical contract research organization founded by our President Mr. Menon in 2002 and of which Mr. Menon is its principal shareholder.

Outsourcing

We outsource the manufacture of our research materials to outside vendors. We did not outsource any manufacturing costs for the year ended June 30, 2015. We need to license additional technology to complete our planned products. Presently all our research and development has been put on hold and all our efforts are on discussing and negotiating licensing rights with universities and inventors. During the course of these discussions we often learn about other opportunities in medicine targeting other diseases. These too are evaluated and considered by management.

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

Even if we successfully develop and market our drug candidates, we may not generate sufficient or sustainable revenue to achieve or sustain profitability, which could cause us to cease operations and you will lose all of your investment

We need to license additional technology to complete our planned products. Presently all our research and development has been put on hold and all our efforts are on discussing and negotiating licensing rights with universities and inventors. During the course of these discussions we often learn about other opportunities in medicine targeting other diseases. These too are evaluated and considered by management. There is no assurance that we will be able to license the needed technology on terms that are agreeable to the company.

We have no products approved for commercial sale, have never generated any revenues and may never achieve revenues or profitability, which could cause us to cease operations.

We have no products approved for commercial sale and, to date, we have not generated any revenues. Our ability to generate revenue depends heavily on (a) successful development program and thereafter demonstration in human clinical trials that our nanoantibiotics and nano efflux pump blocker drug candidates are safe and effective; (b) our ability to seek and obtain regulatory approvals, including, without limitation, with respect to the indications we are seeking; (c) successful commercialization of our product candidates; and (d) market acceptance of our products. There are no assurances that we will achieve any of the forgoing objectives. Furthermore, our drug candidates are in the development stage. The candidates have only been studied in cell-based assays (in vitro), but have not been studied in small animals (in-vivo) or animals with drug resistant bacteria for efficacy, efficiency and toxicity. If we do not successfully develop and commercialize these products, we will not achieve revenues or profitability in the foreseeable future, if at all. If we are unable to generate revenues or achieve profitability, we may be unable to continue our operations.

We will need to raise substantial additional capital in the future to fund our operations and we may be unable to raise such funds when needed and on acceptable terms, which could have a materially adverse effect on our business.

Developing biopharmaceutical products, including conducting pre-clinical studies and clinical trials and establishing manufacturing capabilities, requires substantial funding. As of June 30, 2015, we had cash and cash equivalents totaling $267,481. Other than our cash on hand, we currently have no commitments or arrangements for any additional financing to fund the research and development of our product candidates. We have not generated any product revenues, and do not expect to generate any revenues until, and only if, we develop, and receive approval to sell our drug candidates from the FDA and other regulatory authorities for our product candidates.

We need to license additional technology to complete our planned products. Presently all our research and development has been put on hold and all our efforts are on discussing and negotiating licensing rights with universities and inventors. During the course of these discussions we often learn about other opportunities in medicine targeting other diseases. These too are evaluated and considered by management. There is no assurance that we will be able to license the needed technology on terms that are agreeable to the company.

We may not have the resources to license the needed technology nor to complete the development and commercialization of any of our proposed products. We will require additional financing to further the clinical development of our drug candidates. In the event that we cannot obtain the required financing, we will be unable to complete the preclinical development necessary to file an investigational new drug application with the FDA for our leading nano efflux pump blocker and nanoantibiotics drug candidates. This will delay research and development programs, preclinical studies and clinical trials, material characterization studies, regulatory processes, the establishment of our own laboratory or a search for third party marketing partners to market our products for us, which could have a materially adverse effect on our business.

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

Our Articles of Incorporation authorize the issuance of 300,000,000 shares of Common Stock. As of June 30, 2015, the Company had 87,210,000 shares of Common Stock outstanding. Accordingly, we may issue up to an additional 212,790,000 shares of Common Stock. The future issuance of Common Stock may result in substantial dilution in the percentage of our Common Stock held by our then existing shareholders. We may value any Common Stock in the future on an arbitrary basis. The issuance of Common Stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors, might have an adverse effect on any trading market for our Common Stock and could impair our ability to raise capital in the future through the sale of equity securities.

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

ITEM 4. MINE SAFETY DISCLOSURE

None

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company’s Common Stock trades on the over-the-counter market (OTC) under the symbol “NNAB.” The following table sets forth the range of high and low closing bid quotations of the Common Stock as reported by the OTC for each fiscal quarter for the years ended June 30, 2015 and 2014. High and low bid quotations reflect inter-dealer prices without adjustment for retail mark-ups, markdowns or commissions and may not necessarily represent actual transactions.

	Bid Prices
	Low	High
May 4, 2014 through June 30, 2014	$0.10	$0.50
Quarter ended June 30, 2015	$0.14	$0.25
Quarter ended March 31, 2015	$0.22	$0.47
Quarter ended December 31, 2014	$0.10	$0.45
Quarter September 30, 2014	$0.20	$0.47

On June 30, 2015, the closing bid price of the Company’s Common Stock as reported by the OTC was $0.25 and there were approximately 120 shareholders of record.

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

Common Stock

On February 20, 2014, the Company entered into a two year agreement with a Consultant to serve as a scientific advisor and to participate as a member of the Company’s Scientific Advisory Board.  In exchange for these services, the Company has granted the Consultant 100,000 shares of common stock.  On February 24, 2014, the Company entered into a two year agreement with a consultant to serve as a scientific adviser and to participate as a member of the Company’s Scientific Advisory Board. In exchange for these services, the Company has granted the Consultant 50,000 shares of common stock.  The 150,000 shares of common stock are valued at a total of $15,000 and recorded in prepaid expenses.  For the year ended June 30, 2015 and 2014, $7,500 and $2,589 has been expensed, respectively.

The sale and issuance of securities above was deemed to be exempt from registration under the Securities Act of 1933, as amended, by virtue of Rule 506 of Regulation D promulgated there under.

During the year ended June 30, 2015, there was no modification of any instruments issued herein for the fourth quarter, defining the rights of holders of the Company’s common stock and no limitation or qualification of the rights evidenced by the Company’s common stock as a result of the issuance of any other class of securities or the modification thereof.

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

We are an early stage biotechnology company engaged in the discovery, development and commercialization of new classes of broad spectrum antibiotics for gram-negative and gram-positive bacterial infections, including some of the most difficult-to-treat Multi Drug Resistant Bacteria, also called “Superbugs.” Our drug discovery platform currently provides a multi-pronged level understanding of interactions between drug candidates and their bacterial targets and enables us to engineer antibiotics with enhanced characteristics to attack a Drug Resistant Bacteria with a multi-targeted approach. The candidates have only been studied in cell-based assays (in-vitro), and have not been studied in small animals (in-vivo) or animals with drug resistant bacteria for efficacy, efficiency and toxicity.  We need to license additional technology to complete our planned products. Presently all our research and development has been put on hold and all our efforts are on discussing and negotiating licensing rights with universities and inventors. During the course of these discussions we often learn about other opportunities in medicine targeting other diseases. These too are evaluated and considered by management.

The Company’s activities are subject to significant risks and uncertainties including failure to secure additional funding to properly execute the company’s business plan.

We have incurred $233,008 of operating expenses for the year ended June 30, 2015.  We are now engaged in organizational activities and sourcing compounds and materials. We anticipate incurring other costs associated with equipment purchases and general and administrative expenses, including employee salaries and benefits, legal expenses, and other costs associated with an early stage, publicly-traded company.

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

Requirement for Additional Capital

The Company has engaged in limited research and development activities. We currently do not have sufficient funds to meet our planned drug development for the next twelve (12) months and we may not be able to obtain the necessary financing on terms and conditions acceptable to the Company. Assuming that we are successful in raising additional financing, we plan to incur the following expenses over the next twelve (12) months:

●	Research and Development of $750,000, which includes planned costs for licensing rights and development of its nano efflux pump inhibitor;

●	Corporate overhead of $50,000, which includes budgeted legal, accounting and other costs expected to be incurred;

●	Capital costs of $50,000, which is the estimated cost for equipment to be deployed at vendor sites to be selected; and

●	Staffing costs of $150,000.

The Company had approximately $267,500 of cash on hand at June 30, 2015 and will be unable to proceed with its planned drug development, meet its administrative expense requirements, capital costs, or staffing costs without obtaining additional net financing of approximately $1,000,000 to meet its budget.

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

Capital Resources and Liquidity

As of June 30, 2015, we had $267,500 of cash on hand in our corporate bank account. The Company is considered to be a development stage company and will continue in the development stage until generating revenues from the sales of its products or services. As a result, the report of the independent registered public accounting firm on our financial statements as of June 30, 2015, contains an explanatory paragraph regarding a substantial doubt about our ability to continue as a going concern.

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

We believe that our existing cash, cash equivalents will not be sufficient to meet our operating and capital requirements until June 30, 2016. Any debt financing secured by us in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. We may not be able to secure additional debt or equity financing in a timely manner, or at all, which could require us to scale back our business plan and operations.

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

We have audited the accompanying balance sheets of Nanoantibiotics, Inc. as of June 30, 2015 and 2014 and the related statements of operations, stockholders’ equity, and cash flows for the years ended June 30, 2015 and 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nanoantibiotics, Inc. as of June 30, 2015 and 2014 and the results of its operations and its cash flows for the years ended June 30, 2015 and 2014 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred an operating loss since inception. Further, as of June 30, 2015, the Company has not earned any revenues. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan regarding these matters is also described in Note 2 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Respectfully submitted,

Weinberg & Baer LLC

Baltimore, Maryland

September 21, 2014

Nanoantibiotics, Inc.

Balance Sheets

	June 30,	June 30,
	2015	2014
ASSETS

CURRENT ASSETS:
Cash	$267,481	332,864
Prepaid expenses	2,000	—
Total Current Assets	269,481	332,864

TOTAL ASSETS	$269,481	332,864

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts Payable	$650	—
Accrued Payroll	322,950	161,475
Total Current Liabilities	323,600	161,475

STOCKHOLDERS' DEFICIT

Preferred stock; $0.001 par value; 10,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $0.0001 par value; 300,000,000 shares authorized; shares issued and 87,210,000 shares issued and outstanding	8,721	8,721
Capital in excess of par value	514,485	514,485
Prepaid services paid for with common stock	(4,911)	(12,411)
Accumulated deficit	(572,414)	(339,406)
Total Stockholders' Deficit	(54,119)	171,389

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$269,481	332,864

The accompanying notes are an integral part of the financial statements.

Nanoantibiotics, Inc.

Statements of Operations

	For the Year Ended	For the Year Ended
	June 30,	June 30,
	2015	2014

REVENUE:
Sales	$—	$—

COST OF GOODS SOLD	—	—

GROSS MARGIN	—	—

OPERATING EXPENSES
Research and development expenses	4,196	49,419
Payroll expenses	161,931	161,475
Professional fees	50,779	85,602
Selling, general and administrative expenses	16,471	25,889
TOTAL OPERATING EXPENSES	233,377	322,385

LOSS FROM OPERATIONS	(233,377)	(322,385)

OTHER EXPENSE (INCOME)
Interest expense	—	—
Interest income	(369)	(489)
TOTAL OTHER EXPENSE (INCOME)	(369)	(489)

NET LOSS	$(233,008)	$(321,896)

NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	87,210,000	87,083,596

The accompanying notes are an integral part of the financial statements.

Nanoantibiotics, Inc.

Statement of Changes in Stockholders’ Equity

For the Years Ended June 30, 2015 and 2014

				Prepaid
			Capital in	Services		Total
	Common Stock		Excess of	Paid with	Accumulated	Stockholders'
	Shares	Amount	Par Value	Common Sock	Deficit	Deficit

Balance, June 30, 2013	87,060,000	8,706	499,500	—	(17,510)	490,696

Issuance of common stock for services, $0.10	150,000	15	14,985	(12,411)	—	2,589

Net loss	—	—	—	—	(321,896)	(321,896)

Balance, June 30, 2014	87,210,000	8,721	514,485	(12,411)	(339,406)	171,389

Amortization of prepaid services paid with common stock	—	—	—	7,500	—	7,500

Net loss	—	—	—	—	(233,008)	(233,008)

Balance, June 30, 2015	87,210,000	8,721	514,485	(4,911)	(572,414)	(54,119)

The accompanying notes are an integral part of the financial statements.

Nanoantibiotics, Inc.

Statements of Cash Flows

	For the Year	For the Year
	Ended June 30,	Ended June 30,
	2015	2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(233,008)	$(321,896)
Amortization of prepaid common stock for services	7,500	2,589
Adjustments to reconcile net loss to net cash to cash used by operating activities:
Increase in prepaid expenses	(2,000)	—
Increase (decrease) in:
Accounts Payable	650	(15,000)
Accrued Payroll	161,475	161,475
Net cash used by operating activities	(65,383)	(172,832)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash used by investing activities	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Net cash provided by financing activities	—	—

Net decrease in cash	(65,383)	(172,832)

Cash, beginning of period	332,864	505,696

Cash, end of period	$267,481	$332,864

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$—	$—

Issuance of common stock for services, 150,000 shares	$—	$15,000

The accompanying notes are an integral part of the financial statements.

Nanoantibiotics, Inc.

Notes to Financial Statements

For the Years Ended June 30, 2015 and 2014

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

2. Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the year ended June 30, 2015, the Company had a net loss of $233,008.  As of June 30, 2015, the Company has not earned any revenues. In view of these matters, the Company’s ability to continue as a going concern is dependent upon the Company’s ability to begin operations and to achieve a level of profitability. Since inception, the Company has financed its activities principally from the sale of public equity securities. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes and proceeds from sub-licensing agreements until such time that funds provided by operations are sufficient to fund working capital requirements. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Cash

Cash is maintained at financial institutions and, at times, balances may exceed federally insured limits. We have never experienced any losses related to these balances. All of our non-interest bearing cash balances were fully insured at June 30, 2015, and our interest bearing cash balances may exceed federally insured limits.

Financial Instruments

The Company’s financial instruments include cash and accounts payable. The carrying amounts of cash and accounts payable approximate their fair value, due to the short-term nature of these items.

Research and Development

Research and development costs are charged to operations when incurred and are included in operating expenses. The Company expensed $4,200 for research and development for the year ended June 30, 2015.

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

The Company follows the provisions of FASB ASC 740-10 “Uncertainty in Income Taxes” (ASC 740-10), January 1, 2007. The Company has not recognized a liability as a result of the implementation of ASC 740-10. A reconciliation of the beginning and ending amount of unrecognized tax benefits has not been provided since there are no unrecognized benefits at June 30, 2015 and since the date of adoption. The Company has not recognized interest expense or penalties as a result of the implementation of ASC 740-10. If there were an unrecognized tax benefit, the Company would recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.

Earnings (Loss) per Share

Basic earnings per share are computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share are computed by dividing net income by the weighted average number of shares of common stock outstanding and dilutive options outstanding during the year. The Company did not have any common stock equivalents for the period ended June 30, 2015.

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

On February 20, 2014, the Company entered into a two year agreement with a Consultant to serve as a scientific advisor and to participate as a member of the Company’s Scientific Advisory Board.  In exchange for these services, the Company has granted the Consultant 100,000 shares of common stock.  On February 24, 2014, the Company entered into a two year agreement with a consultant to serve as a scientific adviser and to participate as a member of the Company’s Scientific Advisory Board. In exchange for these services, the Company has granted the Consultant 50,000 shares of common stock.  The 150,000 shares of common stock are valued at a total of $15,000 and recorded in prepaid expenses.  For the years ended June 30, 2015 and 2014, $7,500 and $2,589 have been expensed, respectively.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2015. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accrued payroll.

Recent accounting pronouncements

The Company has reviewed recent accounting pronouncements issued by the FASB (including its EITF), the AICPA, and the SEC and did not or are not believed by management to have a material impact on the Company’s financial statements.

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

Employment Agreements

During the year ended June 30, 2014, the Company entered into an employment agreement with the Company’s Chief Executive Officer and Chief Financial Officer for $150,000 annual salary. The agreement is effective beginning July 1, 2013 and expires on June 30, 2015. Until a new employment is agreed to, we will continue salaries at this rate per annum.

5. Income Taxes

Deferred taxes are recorded for all existing temporary differences in the Company’s assets and liabilities for income tax and financial reporting purposes. Due to the valuation allowance for deferred tax assets, as noted below, there were no net deferred tax benefit or expense for the year ended June 30, 2015.

There is no current or deferred income tax expense or benefit allocated to continuing operations for the year ended June 30, 2015.

The provision for income taxes is different from that which would be obtained by applying the statutory federal income tax rate to income before income taxes. The items causing this difference are as follows:

	June 30, 2015	June 30, 2014
Tax expense (benefit) at U.S. statutory rate	$(79,200)	$(109,400)
State income tax expense (benefit), net of federal benefit	(11,700)	(16,100)
Effect of non-deductible expenses	—	—
Other	—	—
Change in valuation allowance	90,900	125,500
	$—	$—

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at June 30, 2015 are as follows:

Deferred tax assets (liability), noncurrent:
Net operating loss	$223,300
Valuation allowance	(223,300)
$—

Change in valuation allowance:

Balance, June 30, 2014	$132,400
Increase in valuation allowance	90,900
Balance, June 30, 2015	223,300

Since management of the Company believes that it is more likely than not that the net deferred tax assets will not provide future benefit, the Company has established a 100 percent valuation allowance on the net deferred tax assets as of June 30, 2015.

As of June 30, 2015, the Company had federal and state net operating loss carry-forwards totaling approximately $572,400 which begin expiring in 2022.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T). CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the fiscal period ending June 30, 2015 covered by this Annual Report on Form 10-K. Based upon such evaluation, the Chief Executive Officer and acting Chief Financial Officer has concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective as required under Rules 13a – 15(e) and 15d – 15(e) under the Exchange Act. This conclusion by the Company’s Chief Executive Officer and Chief Financial Officer does not relate to reporting periods after June 30, 2015.

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

Management, under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of June 30, 2015 under the criteria set forth in the Internal Control – Integrated Framework.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fourth fiscal quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None

Part III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below is certain information concerning the directors and executive officers of the Company.

Name	Age	Position
Elliot Ehrlich	29	Chief Executive Officer, Chief Financial Officer, Treasurer, Corporate Secretary and Director
Rajah Menon	35	President and Director

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

Information

Elliot Ehrlich has served as the Company’s Chief Executive Officer, Chief Financial Officer, Treasurer, Corporate Secretary and Chairman of the Board since the Company’s inception on April 10, 2013. He attended as a graduate school student Touro College’s Physical Therapy Program from 2006 -2009 and received his degree in 2009 and is a Doctor of Physical Therapy. After graduation, he worked as a physical therapist for private practices as well as for Metropolitan Jewish Health Services from 2009 to 2012. He was responsible for leadership roles as directing patient care, coordinating and communicating with other disciplines, and providing physical treatment to patients. Presently, he is a physical therapist and an investor in life science companies. Dr. Elliot Ehrlich, does not possess a Doctor of Medicine degree only that of a Doctor of Physical Therapy.

Rajah Menon has served as the Company’s President and as a Director since the Company’s inception. Mr. Menon attended Amherst College from 1996 -2000 where he received his Bachelor of Arts’ degrees in Economics and Law Jurisprudence and Social Thought. After graduation Mr. Menon worked as an analyst for Loan Pricing Corporation, a subsidiary of Reuters. In 2002, Mr. Menon founded Kard Scientific, a preclinical contract research organization providing life science services to companies based near Boston, MA, and today he remains its principal shareholder. In the years 2004-2008, Mr. Menon was employed at Blackrock Financial Management within the Portfolio Analytics Group. Following Blackrock, Mr. Menon worked as a Vice President within the Fixed Income Information Group at Markit Group.

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

Summary Compensation Table

	Annual Compensation			Long Term Compensation
Name and Principal Position	Year (1)	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Elliot Ehrlich
Chief Executive Officer and Chief Financial Officer, Treasurer and Corporate Secretary	2015	$150,000	$0.00	$0.00	$0.00	$0.00	$0.00	$0.00	$150,000
	2014	$150,000	$0.00	$0.00	$0.00	$0.00	$0.00	$0.00	$150,000

_____________________________________

 (1) We were incorporated on April 10, 2013.

Employment Agreement

During the year ended June 30, 2015, the Company entered into an employment agreement with the Company’s Chief Executive Officer and Chief Financial Officer for $150,000 annual salary. The agreement expires on June 30, 2015. Until a new employment is agreed to, we will continue salaries at this rate per annum.

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

Name and Address of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned or Right to Direct Vote (1)	Percent of Common Stock Beneficially Owned or Right to Direct Vote (1)

Elliot Ehrlich (2) 9511 Collins Ave. Surfside, Florida 33154	15,000,000	17.23%

Rajah Menon (3) 22-25 35th St., Astoria, NY 11105	19,000,000	21.82%

All Directors and executive officers as a group (Two persons):	34,000,000	39.05%

Other 5% or Greater Beneficial Owners:

Anita Menon (3) 150 W. 51st Street, New York, NY 10019	18,870,000	21.67%

Leo and Helene Ehrlich (2) 7846 Tennyson Ct. Boca Raton, FL 33433	8,500,000	9.76%

Rebecca Guttman (2) 655 Ibsen St., Woodmere, NY 11598	8,500,000	9.76%

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

None

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table shows what Weinberg & Baer LLC billed for the audit and other services for the years ended June 30, 2015 and 2014.

	Year Ended June 30, 2015		Year Ended June 30, 2014
Audit Fees		$12,000	$5,000
Audit-Related Fees		—	—
Tax Fees		—	—
All Other Fees		—	—

Total	$		$—

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

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Regulation Number	Exhibit
14.1	Code of Ethics
31.1	Rule 13a-14(a) Certification
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
* 101.INS	XBRL Instance Document
* 101.SCH	XBRL Taxonomy Extension Schema Document.
* 101.CAL	XBRL Taxonomy Calculation Linkbase Document.
* 101.LAB	XBRL Taxonomy Label Linkbase Document
* 101.PRE	XBRL Taxonomy Presentation Linkbase Document
* 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

* Submitted electronically herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NANOANTIBIOTICS, INC.

Signature	Titles	Date
/s/ Elliot Ehrlich
Elliot Ehrlich	Chief Executive Officer, Chief Financial Officer, Principal Executive Officer and Principal Financial and Accounting Officer, Corporate Secretary, Treasurer and Chairman of the Board	September 30, 2015

/s/ Rajah Menon
Rajah Menon	President and Director	September 30, 2015