Form 10-Q
period 2015-12-31
NANOANTIBIOTICS, INC.
filed 2016-02-16
CIK 1580149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2015

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

Yes ☐                                          No ☒

The number of shares outstanding of each of the issuer's classes of common equity, as of December 31, 2015 was 87,210,000

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

Part 1.  Financial Information

Item 1.  Financial Statements

NANOANTIBIOTICS, INC.
BALANCE SHEETS

	December 31,	June 30,
	2015	2015
ASSETS		(unaudited)

CURRENT ASSETS:
Cash	249,556	267,481
Prepaid expenses	—	2,000
Total Current Assets	249,556	269,481

TOTAL ASSETS	249,556	269,481

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts Payable	650	650
Accrued Payroll	403,688	322,950
Total Current Liabilities	404,338	323,600

STOCKHOLDERS' DEFICIT
Preferred stock; $0.001 par value; 10,000,000 shares authorized; 0 shares issued
and outstanding	—	—
Common stock, $0.0001 par value; 300,000,000 shares authorized;
shares issued and 87,210,000 shares issued and outstanding	8,721	8,721
Capital in excess of par value	514,485	514,485
Prepaid services paid for with common stock	(1,130)	(4,911)
Accumulated deficit	(676,858)	(572,414)
Total Stockholders' Deficit	(154,782)	(54,119)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	249,556	269,481

See accompanying notes to financial statement

NANOANTIBIOTICS, INC.
STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended	For the Three Months Ended	For the Six Months Ended	For the Six Months Ended
	December 31,	December 31,	December 31,	December 31,
	2015	2014	2015	2014

REVENUE:
Sales	$—	$—	—	$—
	—	—	—	—

COST OF GOODS SOLD	—	—	—	—

GROSS MARGIN	—	—	—	—

OPERATING EXPENSES
Research and development expenses	—	—	—	3,400
Payroll expenses	40,369	40,369	80,738	81,194
Professional fees	7,060	24,289	18,017	36,533
Selling, general and administrative expenses	2,499	5,933	5,800	8,354
TOTAL OPERATING EXPENSES	49,928	70,591	104,555	129,481

LOSS FROM OPERATIONS	(49,928)	(70,591)	(104,555)	(129,481)

OTHER EXPENSE (INCOME)
Interest expense	—	—	—	—
Interest income	(50)	(106)	(111)	(220)
TOTAL OTHER EXPENSE (INCOME)	(50)	(106)	(111)	(220)

NET LOSS	$(49,878)	$(70,485)	(104,444)	$(129,261)

NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$(0.00)	$(0.00)	(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING, BASIC AND DILUTED	87,210,000	87,210,000	87,210,000	87,210,000

See accompanying notes to financial statement

NANOANTIBIOTICS, INC.
STATEMENT OF STOCKHOLDERS' EQUITY

				Prepaid
			Capital in	Services		Total
	Common Stock	Common Stock	Excess of	Paid with	Accumulated	Stockholders'
	Shares	Amount	Par Value	Common Sock	Deficit	Deficit

Balance, June 30, 2013	87,060,000	$8,706	$499,500	$—	$(17,510)	$490,696

Issuance of common stock for services, $0.10	150,000	15	14,985	(12,411)	—	2,589

Net loss	—	—	—	—	(321,896)	(321,896)

Balance, June 30, 2014	87,210,000	8,721	514,485	(12,411)	(339,406)	171,389

Amortization of prepaid services paid with common stock	—	—	—	7,500	—	7,500

Net loss	—	—	—	—	(233,008)	(233,008)

Balance, June 30, 2015	87,210,000	8,721	514,485	(4,911)	(572,414)	(54,119)

Amortization of prepaid services paid with common stock (unaudited)	—	—	—	3,781	—	3,781

Net loss (unaudited)	—	—	—	—	(104,444)	(104,444)

Balance, December 31, 2015 (unaudited)	87,210,000	8,721	514,485	(1,130)	(676,858)	(154,782)

See accompanying notes to financial statement

NANOANTIBIOTICS, INC.
STATEMENT OF CASH FLOWS

	For the Six	For the Six
	Months Ended	Months Ended
	December 31, 2015	December 31, 2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(104,444)	$(129,261)
Amortization of prepaid common stock for services	3,781	3,781
Adjustments to reconcile net loss to net cash to cash used by operating activities:
Decrease (increase) in prepaid expenses	2,000	(5,000)
Increase (decrease) in:
Accounts Payable	—	4,945
Accrued Payroll	80,738	80,737
Net cash used by operating activities	(17,925)	(44,798)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash used by investing activities	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Net cash provided by financing activities	—	—

Net decrease in cash	(17,925)	(44,798)

Cash, beginning of period	267,481	332,864

Cash, end of period	$249,556	$288,066

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$—	$—

See accompanying notes to financial statement

NANOANTIBIOTICS, INC.

Notes to Financial Statements

For the Three and Six Months Ended December, 2015 and 2014

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the six months ended December 31, 2015, the Company had a net loss of $104,444.  As of December 31, 2015, the Company has not earned any revenues. In view of these matters, the Company’s ability to continue as a going concern is dependent upon the Company’s ability to begin operations and to achieve a level of profitability. Since inception, the Company has financed its activities principally from the sale of public equity securities. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes and proceeds from sub-licensing agreements until such time that funds provided by operations are sufficient to fund working capital requirements. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Cash

Cash is maintained at financial institutions and, at times, balances may exceed federally insured limits. We have never experienced any losses related to these balances. All of our non-interest bearing cash balances were fully insured at December 31, 2015, and our interest bearing cash balances may exceed federally insured limits.

Financial Instruments

The Company’s financial instruments include cash and accounts payable. The carrying amounts of cash and accounts payable approximate their fair value, due to the short-term nature of these items.

Research and Development

Research and development costs are charged to operations when incurred and are included in operating expenses. The Company expensed $0 for research and development for the three months ended December 31, 2015 and 2014 and $0 and $3,400 for research and development for the six months ended December 31, 2015 and 2014, respectively.

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

The Company follows the provisions of FASB ASC 740-10 “Uncertainty in Income Taxes” (ASC 740-10), January 1, 2007. The Company has not recognized a liability as a result of the implementation of ASC 740-10. A reconciliation of the beginning and ending amount of unrecognized tax benefits has not been provided since there are no unrecognized benefits. The Company has not recognized interest expense or penalties as a result of the implementation of ASC 740-10. If there were an unrecognized tax benefit, the Company would recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.

Earnings (Loss) per Share

Basic loss per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share are computed by dividing net income by the weighted average number of shares of common stock outstanding and dilutive options outstanding during the year. Common stock equivalents for the six month periods ended December 31, 2015 and 2014 were anti-dilutive due to the net losses sustained by the Company during these periods. For the three and six months ended December 31, 2015 and 2014 potentially dilutive common stock warrants of 5,000,000 and 5,000,000 have been excluded from dilutive earnings per share due to the Company’s losses in all periods presented.

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

On February 20, 2014, the Company entered into a two year agreement with a Consultant to serve as a scientific advisor and to participate as a member of the Company’s Scientific Advisory Board.  In exchange for these services, the Company has granted the Consultant 100,000 shares of common stock.  On February 24, 2014, the Company entered into a two year agreement with a consultant to serve as a scientific adviser and to participate as a member of the Company’s Scientific Advisory Board. In exchange for these services, the Company has granted the Consultant 50,000 shares of common stock.  The 150,000 shares of common stock are valued at a total of $15,000 and recorded in a prepaid expense contra equity account.  For the three and six month periods ended December 31, 2015, $1,890 and $3,781 has been expensed, respectively.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2015. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accounts payable.

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

Deferred taxes are recorded for all existing temporary differences in the Company’s assets and liabilities for income tax and financial reporting purposes. Due to the valuation allowance for deferred tax assets, as noted below, there was no net deferred tax benefit or expense for the period ended December 31, 2015.

There is no current or deferred income tax expense or benefit allocated to continuing operations for the period ended December 31, 2015.

The provision for income taxes is different from that which would be obtained by applying the statutory federal income tax rate to income before income taxes. The items causing this difference are as follows:

	December 31, 2015	June 30, 2015
Tax expense (benefit) at U.S. statutory rate	$(33,400)	$(79,200)
State income tax expense (benefit), net of federal benefit	(5,200)	(11,700)
Effect of non-deductible expenses	—	—
Other	—	—
Change in valuation allowance	38,600	90,900
	$—	$—

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2015 are as follows:

Deferred tax assets (liability), noncurrent:
Net operating loss	$261,900
Valuation allowance	(261,900)
$—

Change in valuation allowance:

Balance, June 30, 2015	$223,300
Increase in valuation allowance	38,600
Balance, December 31, 2015	261,900

Since management of the Company believes that it is more likely than not that the net deferred tax assets will not provide future benefit, the Company has established a 100 percent valuation allowance on the net deferred tax assets as of December 31, 2015.

As of December 31, 2015, the Company had federal and state net operating loss carry-forwards totaling approximately $676,900 which begin expiring in 2022.

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

We have incurred $104,444 of operating expenses for the six months ended December 31, 2015.  We are now engaged in organizational activities and sourcing compounds and materials. We anticipate incurring other costs associated with equipment purchases and general and administrative expenses, including employee salaries and benefits, legal expenses, and other costs associated with an early stage, publicly-traded company.

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

The Company had approximately $249,600 of cash on hand at December 31, 2015 and will be unable to proceed with its planned drug development, meet its administrative expense requirements, capital costs, or staffing costs without obtaining additional net financing of approximately $1,000,000 to meet its budget.

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

Capital Resources and Liquidity

As of December 31, 2015, we had approximately $249,600 of cash on hand in our corporate bank account. The Company is considered to be a development stage company and will continue in the development stage until generating revenues from the sales of its products or services. As a result, the report of the independent registered public accounting firm on our financial statements as of June 30, 2015, contains an explanatory paragraph regarding a substantial doubt about our ability to continue as a going concern.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable

Item 4.  Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2015 covered by this Quarterly Report on Form 10-Q.  Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act. This conclusion by the Company’s Chief Executive Officer and Chief Financial Officer does not relate to reporting periods after December 31, 2015.

Changes in Internal Control over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the quarter ended December 31, 2015, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

NANOANTIBIOTICS, INC.

Signature	Titles	Date
/s/ Elliot Ehrlich
Elliot Ehrlich	Chief Executive Officer, Chief Financial Officer, Principal Executive Officer and Principal Financial and Accounting Officer, Corporate Secretary, Treasurer and Chairman of the Board	February 16, 2016

/s/ Rajah Menon
Rajah Menon	President and Director	February 16, 2016