Form 10-Q
period 2016-03-31
NANOANTIBIOTICS, INC.
filed 2016-05-23
CIK 1580149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Yes ☐                                          No ☒

The number of shares outstanding of each of the issuer's classes of common equity, as of March 31, 2016 was 87,210,000

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

All statements other than statements of historical fact are statements that could be deemed forward-looking statements. The Company assumes no obligation and does not intend to update these forward-looking statements, except as required by law. When used in this report, the terms “NanoAntibiotics”, “BioVie”, “Company”, “we”, “our”, and “us” refer to NanoAntibiotics, Inc.

Part 1.  Financial Information

Item 1.  Financial Statements

NANOANTIBIOTICS, INC.
BALANCE SHEETS

	March 31,	June 30,
	2016	2015
ASSETS	(unaudited)

CURRENT ASSETS:
Cash	233,244	267,481
Prepaid expenses	—	2,000
Total Current Assets	233,244	269,481

TOTAL ASSETS	233,244	269,481

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts Payable	650	650
Accrued Payroll	444,056	322,950
Total Current Liabilities	444,706	323,600

STOCKHOLDERS' DEFICIT
Preferred stock; $0.001 par value; 10,000,000 shares authorized; 0 shares issued
and outstanding	—	—
Common stock, $0.0001 par value; 300,000,000 shares authorized;
shares issued and 87,210,000 shares issued and outstanding	8,721	8,721
Capital in excess of par value	514,485	514,485
Prepaid services paid for with common stock	—	(4,911)
Accumulated deficit	(734,668)	(572,414)
Total Stockholders' Deficit	(211,462)	(54,119)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	233,244	269,481

See accompanying notes to financial statement

NANOANTIBIOTICS, INC.
STATEMENTS OF OPERATION (UNAUDITED)

	For the Three Months Ended	For the Three Months Ended	For the Nine Months Ended	For the Nine Months Ended
	March 31,	March 31,	March 31,	March 31,
	2016	2015	2016	2015

REVENUE:
Sales	$—	$—	$—	$—
	—	—	—	—

COST OF GOODS SOLD	—	—	—	—

GROSS MARGIN	—	—	—	—

OPERATING EXPENSES
Research and development expenses	—	—	—	3,400
Payroll expenses	40,369	40,369	121,107	121,562
Professional fees	14,949	5,605	32,966	42,139
Selling, general and administrative expenses	2,536	3,068	8,336	11,422
TOTAL OPERATING EXPENSES	57,854	49,042	162,409	178,523

LOSS FROM OPERATIONS	(57,854)	(49,042)	(162,409)	(178,523)

OTHER EXPENSE (INCOME)
Interest expense	—	—	—	—
Interest income	(44)	(88)	(155)	(308)
TOTAL OTHER EXPENSE (INCOME)	(44)	(88)	(155)	(308)

NET LOSS	$(57,810)	$(48,954)	$(162,254)	$(178,215)

NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING, BASIC AND DILUTED	87,210,000	87,210,000	87,210,000	87,210,000

See accompanying notes to financial statement

NANOANTIBIOTICS, INC.
STATEMENT OF STOCKHOLDERS' DEFICIT

				Prepaid
			Capital in	Services		Total
	Common Stock		Excess of	Paid with	Accumulated	Stockholders'
	Shares	Amount	Par Value	Common Sock	Deficit	Deficit

Balance, June 30, 2013	87,060,000	$8,706	$499,500	$—	$(17,510)	$490,696

Issuance of common stock for services, $0.10	150,000	15	14,985	(12,411)	—	2,589

Net loss	—	—	—	—	(321,896)	(321,896)

Balance, June 30, 2014	87,210,000	8,721	514,485	(12,411)	(339,406)	171,389

Amortization of prepaid services paid with common stock	—	—	—	7,500	—	7,500

Net loss	—	—	—	—	(233,008)	(233,008)

Balance, June 30, 2015	87,210,000	8,721	514,485	(4,911)	(572,414)	(54,119)

Amortization of prepaid services paid with common stock (unaudited)	—	—	—	4,911	—	4,911

Net loss (unaudited)	—	—	—	—	(162,254)	(162,254)

Balance, March 31, 2016 (unaudited)	87,210,000	8,721	514,485	—	(734,668)	(211,462)

See accompanying notes to financial statement

NANOANTIBIOTICS, INC.
STATEMENT OF CASH FLOWS (UNAUDITED)

	For the Nine	For the Nine
	Months Ended	Months Ended
	March 31, 2016	March 31, 2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(162,254)	$(178,215)
Amortization of prepaid common stock for services	4,911	5,630
Adjustments to reconcile net loss to net cash to cash used by operating activities:
Decrease (increase) in prepaid expenses	2,000	(3,500)
Increase (decrease) in:
Accounts Payable	—	650
Accrued Payroll	121,106	121,106
Net cash used by operating activities	(34,237)	(54,329)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash used by investing activities	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Net cash provided by financing activities	—	—

Net decrease in cash	(34,237)	(54,329)

Cash, beginning of period	267,481	332,864

Cash, end of period	$233,244	$278,535

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$—	$—

See accompanying notes to financial statement

NANOANTIBIOTICS, INC.

Notes to Financial Statements

For the Three and Nine Months Ended March 31, 2016 and 2015

(unaudited)

1.	Background Information

NanoAntibiotics, Inc. (the “Company”) was incorporated in the state of Nevada on April 10, 2013 as an early stage biotechnology company. On April 11, 2016, the Company entered into and consummated an agreement and Plan of Merger, with LAT Acquisition Corp., a Nevada corporation and wholly-owned subsidiary of the Company, and LAT Pharma, LLC, an Illinois limited liability company (“LAT”). Pursuant to the terms of the Merger Agreement, LAT Acquisition merged with and into LAT in a statutory triangular merger with LAT surviving as a wholly-owned subsidiary of the Company. As consideration for the Merger, the Company issued the interest holders of LAT an aggregate of 39,820,000 shares of its common stock in accordance with their pro rata ownership of LAT prior to the Merger.

Prior to the Merger the Company was exclusively developing novel nanotechnology anti-infective drugs to combat multi-drug resistant bacteria. Developing this technology in-house is resource-intensive with respect to time, personnel and capital necessary for scientific discovery. The Company is seeking to license additional needed technology to help advance its research. As such, we are extensively focused on identifying and negotiating licensing rights with universities and inventors for requisite technologies to advance our own nanotechnology platform. These negotiations often are unsuccessful. Thus far they have not led to a license agreement.

Following the Merger, our asset pertaining to the efflux pump, which is designed to combat multi-drug resistant bacteria remains with the company and we are continuing with our efforts. The Company also is continuing the development of LAT’s lead clinical therapeutic candidate “CIP Terlipressin Technology”. The Company’s board authorized a name change on April 15, 2016, in which a majority of shareholders of NanoAntibiotics, Inc. approved an amendment to the Registrant’s articles of incorporation to change the corporate name to BioVie Inc.

Immediately prior to the Merger, the Company had 87,210,000 shares of Common Stock issued and outstanding. In connection with the Merger, certain shareholders of the Company collectively agreed to retire and cancel an aggregate of 39,820,000 shares of Common Stock. Following the consummation of the Merger, the issuance of the Merger Shares, and the retirement of the 39,820,000 shares of Common Stock, the Company had 87,210,000 shares of Common Stock issued and outstanding and the LAT Holders beneficially own 39,820,000 shares or approximately forty-six percent (46%) of such issued and outstanding Common Stock.

The Company’s activities are subject to significant risks and uncertainties including failure to secure additional funding to properly execute the company’s business plan.

2.	Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the nine months ended March 31, 2016, the Company had a net loss of $162,254.  As of March 31, 2016, the Company has not earned any revenues. In view of these matters, the Company’s ability to continue as a going concern is dependent upon the Company’s ability to begin operations and to achieve a level of profitability. Since inception, the Company has financed its activities principally from the sale of public equity securities. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes and proceeds from sub-licensing agreements until such time that funds provided by operations are sufficient to fund working capital requirements. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Cash

Cash is maintained at financial institutions and, at times, balances may exceed federally insured limits. We have never experienced any losses related to these balances. All of our non-interest bearing cash balances were fully insured at March 31, 2016, and our interest bearing cash balances may exceed federally insured limits.

Financial Instruments

The Company’s financial instruments include cash and accounts payable. The carrying amounts of cash and accounts payable approximate their fair value, due to the short-term nature of these items.

Research and Development

Research and development costs are charged to operations when incurred and are included in operating expenses. The Company expensed $0 for research and development for the three months ended March 31, 2016 and 2015 and $0 and $3,400 for research and development for the nine months ended March 31, 2016 and 2015, respectively.

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

Earnings (Loss) per Share

Basic loss per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share are computed by dividing net income by the weighted average number of shares of common stock outstanding and dilutive options outstanding during the year. Common stock equivalents for the nine month periods ended March 31, 2016 and 2015 were anti-dilutive due to the net losses sustained by the Company during these periods. For the three and nine months ended March 31, 2016 and 2015 potentially dilutive common stock warrants of 5,000,000 and 5,000,000 have been excluded from dilutive earnings per share due to the Company’s losses in all periods presented.

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

On February 20, 2014, the Company entered into a two year agreement with a Consultant to serve as a scientific advisor and to participate as a member of the Company’s Scientific Advisory Board.  In exchange for these services, the Company has granted the Consultant 100,000 shares of common stock.  On February 24, 2014, the Company entered into a two year agreement with a consultant to serve as a scientific adviser and to participate as a member of the Company’s Scientific Advisory Board. In exchange for these services, the Company has granted the Consultant 50,000 shares of common stock.  The 150,000 shares of common stock are valued at a total of $15,000 and recorded in a prepaid expense contra equity account.  For the three and nine month periods ended March 31, 2016, $1,130 and $4,911 has been expensed, respectively.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2016. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accounts payable.

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

Employment Agreements

An employment agreement with the Company’s previous Chief Executive Officer (CEO) /Chief Financial Officer (CFO) for $150,000 in annual salary, expired on June 30, 2015. Effective April 11, 2016, the (previous) CEO/CFO resigned.

On April 11, 2016 the Company entered into employment agreement with CEO Jonathan Adams. The Company’s agreement provides for a three-year term with minimum annual base salary of $250,000 per year.

5.	Income Taxes

Deferred taxes are recorded for all existing temporary differences in the Company’s assets and liabilities for income tax and financial reporting purposes. Due to the valuation allowance for deferred tax assets, as noted below, there was no net deferred tax benefit or expense for the period ended March 31, 2016.

There is no current or deferred income tax expense or benefit allocated to continuing operations for the period ended March 31, 2016.

The provision for income taxes is different from that which would be obtained by applying the statutory federal income tax rate to income before income taxes. The items causing this difference are as follows:

	March 31, 2016	June 30, 2015
Tax expense (benefit) at U.S. statutory rate	$(51,900)	$(79,200)
State income tax expense (benefit), net of federal benefit	(8,100)	(11,700)
Effect of non-deductible expenses	—	—
Other	—	—
Change in valuation allowance	60,000	90,900
	$—	$—

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at March 31, 2016 are as follows:

Deferred tax assets (liability), noncurrent:
Net operating loss	$283,300
Valuation allowance	(283,300)
$—

Change in valuation allowance:

Balance, June 30, 2015	$223,300
Increase in valuation allowance	60,000
Balance, December 31, 2015	283,300

Since management of the Company believes that it is more likely than not that the net deferred tax assets will not provide future benefit, the Company has established a 100 percent valuation allowance on the net deferred tax assets as of March 31, 2016.

As of March 31, 2016, the Company had federal and state net operating loss carry-forwards totaling approximately $734,700 which begin expiring in 2022.

6. Subsequent Event

On April 11, 2016, the Company entered into and consummated an Agreement and Plan of Merger (the “Merger Agreement”), with LAT Acquisition Corp., a Nevada corporation and wholly-owned subsidiary of the Company (“Acquisition”) and LAT Pharma, LLC an Illinois limited liability company (“LAT”). Pursuant to the terms of the Merger Agreement, Acquisition merged with and into LAT in a statutory triangular merger (the “Merger”) with LAT surviving as a wholly-owned subsidiary of the Company. As consideration for the Merger, the Company issued the interest holders of LAT (the “LAT Holders”) an aggregate of 39,820,000 shares of our Common Stock issued to the LAT Holders in accordance with their pro rata ownership of LAT membership interests prior to the Merger. Following the Merger, the Registrant owns 100% of LAT and will continue the development of LAT’s lead clinical therapeutic CIP Terlipressin Technology.

Immediately prior to the Merger, the Company had 87,210,000 shares of Common Stock issued and outstanding. In connection with the Merger, certain shareholders of the Company collectively agreed to retire and cancel an aggregate of 39,820,000 shares of Common Stock. Following the consummation of the Merger, the issuance of the Merger Shares, and the retirement of the 39,820,000 shares of Common Stock, the Company had 87,210,000 shares of Common Stock issued and outstanding and the LAT Holders beneficially own 39,820,000 shares or approximately forty-six percent (46%) of such issued and outstanding Common Stock.

Under the acquisition method of accounting, the transaction was valued for accounting purposes at $2,389,200, which was the estimated fair value of the consideration paid by the Company. The estimate was based on the consideration paid of 39,820,000 shares of common stock valued based on the closing price on 04/11/2016 of $0.06 per share.

The assets and liabilities of LAT Pharma, Inc. were recorded at their respective fair values as of the closing date of the Merger Agreement, and the following table summarizes these values based on the balance sheet at April 11, 2016.

$9,912	Assets Purchased
10,000	Liabilities Assumed
(88)	Net Assets Purchased
2,389,200	Purchase Price
$2,389,288	Intangible Asset from Purchase

Intangible asset detail

$2,389,288	Intangible asset (provisional pending final valuation)
$2,389,288	Intangible Asset from Purchase

Under the 338(h)(10) election, all goodwill and intangibles related to the acquisition of LAT Pharma will be fully deductible for tax purposes.

The initial accounting for the business combination has not been completed because the valuation of the intangible assets has not been received.

The amount of LAT's revenue and expenses that would be included in the Company's consolidated income statement for the three month’s ended March 31, 2016 if the acquisition date had been January 1, 2016 is $0 revenues and $24,516 expenses.

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

All statements other than statements of historical fact are statements that could be deemed forward-looking statements. The Company assumes no obligation and does not intend to update these forward-looking statements, except as required by law. When used in this report, the terms “NanoAntibiotics”, “BioVie”, “Company”, “we”, “our”, and “us” refer to NanoAntibiotics Inc.

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

On April 11, 2016, the Company entered into and consummated an agreement and Plan of Merger, with LAT Acquisition Corp., a Nevada corporation and wholly-owned subsidiary of the Company, and LAT Pharma, LLC, an Illinois limited liability company (“LAT”). Pursuant to the terms of the Merger Agreement, LAT Acquisition merged with and into LAT in a statutory triangular merger with LAT surviving as a wholly-owned subsidiary of the Company.

Prior to the Merger the Company was exclusively developing novel nanotechnology anti-infective drugs to combat multi-drug resistant bacteria. Developing this technology in-house is resource-intensive with respect to time, personnel and capital necessary for scientific discovery. The Company is seeking to license additional needed technology to help advance its research. As such, we are extensively focused on identifying and negotiating licensing rights with universities and inventors for requisite technologies to advance our own nanotechnology platform. These negotiations often are unsuccessful. Thus far they have not led to a license agreement.

As a result of the merger, we acquired two product development programs, “CIP Terlipressin Technology” and a minority stake in novel modified terlipressin compounds being developed by its partner PharmaIN Corp. (Bothell, WA). The Company’s LAT Pharma, held a pre-investigational new drug (“pre-IND”) meeting with the FDA in early 2016, and received guidance to develop an IND submission. If accepted by the FDA, “CIP Terlipressin Technology” could enter human clinical trials as early as next year (2017).

“CIP Terlipressin Technology” is being developed by the Company with the goal of attacking ascites at the mechanistic source by alleviating the portal hypertension and correcting splanchnic vasodilation, thereby increasing effective blood volume and flow, and causing the body to reduce or stop sending chemical signals to the kidneys to retain excess salt and water.

In 2010 LAT Pharma entered into a license agreement with PharmaIN covering the companies’ collaboration to develop the first-ever version of the drug terlipressin for subcutaneous outpatient injection based on PharmaIN’s proprietary drug delivery technologies. These compounds have recently demonstrated promise in pre-clinical laboratory models.

LAT Pharma and PharmaIN have exchanged small (low single-digit) ownership rights to each of the company’s program, and plan to work together to advance both of them towards eventual product commercialization.

The Company will initially spend most of its efforts and resources on its “CIP Terlipressin Technology”. This compound is furthest along in development.  We anticipate using our expertise to manage and perform what we believe at this time are the most critical aspects of our product development process which includes completion of pre-clinical studies and planning for the filing of an IND with FDA for advancing to clinical studies.

We are now engaged in organizational activities and sourcing compounds and materials. We have not obtained any funding for our drug development business plan nor do we expect to generate revenues in the near future. We may not be successful in developing our drugs, start selling our products when planned, generate revenues, or become profitable in the future. We have incurred net losses in each fiscal period since inception of our operations.

The Company’s activities are subject to significant risks and uncertainties including failure to secure additional funding to properly execute the company’s business plan.

We have incurred $162,254 of operating expenses for the nine months ended March 31, 2016.   We anticipate incurring other costs associated with equipment purchases and general and administrative expenses, including employee salaries and benefits, legal expenses, and other costs associated with an early stage, publicly-traded company.

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

Requirement for Additional Capital

The Company has engaged in limited research and development activities. We currently do not have sufficient funds to meet our planned drug development for the next twelve (12) months and we may not be able to obtain the necessary financing on terms and conditions acceptable to the Company. Assuming that we are successful in raising additional financing, we plan to incur $2,000,000 in expenses over the next 12 months

The Company had approximately $233,200 of cash on hand at March 31, 2016 and will be unable to proceed with its planned drug development, meet its administrative expense requirements, capital costs, or staffing costs without obtaining additional net financing of approximately $2,500,000 to meet its budget.

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

Capital Resources and Liquidity

As of March 31, 2016, we had approximately $233,200 of cash on hand in our corporate bank account. The Company is considered to be a development stage company and will continue in the development stage until generating revenues from the sales of its products or services. As a result, the report of the independent registered public accounting firm on our financial statements as of June 30, 2015, contains an explanatory paragraph regarding a substantial doubt about our ability to continue as a going concern.

We do not have sufficient funds for the next (12) twelve months and must raise cash to implement our strategy and stay in business. If we are unable to raise additional funds to develop our compounds, we may be required to scale back our development plans by reducing expenditures for employees, consultants, business development, and other envisioned expenditures. This could reduce our ability to develop and implement our business plan. In that event, investors should anticipate that their entire investment may be lost and there may be no ability to profit from this investment.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable

Item 4.  Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2016 covered by this Quarterly Report on Form 10-Q.  Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act. This conclusion by the Company’s Chief Executive Officer and Chief Financial Officer does not relate to reporting periods after March 31, 2016.

Changes in Internal Control over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the quarter ended March 31, 2016, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

NANOANTIBIOTICS INC

By:	/s/ Jonathan Adams
Name: Jonathan Adams
Title: Chief Executive Officer

-19-