Form 10-K
period 2016-06-30
BIOVIE INC.
filed 2016-09-28
CIK 1580149

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE FISCAL YEAR ENDED JUNE 30, 2016

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________to _____________

Commission File Number: 000-55292

BIOVIE INC. (F/K/A NANOANTIBIOTICS, INC.)

(Exact name of registrant as specified in its charter)

Nevada	46-2510769
(State or other jurisdiction of	(I.R.S. Empl. Ident. No.)
incorporation or organization)

100 Cummings Center, Suite 247-C
Beverly, MA 01915
(Address of principal executive offices, Zip Code)

(312)-283-5793
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

Yes ☐                                          No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act

Yes ☐                                          No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

The Aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed fourth fiscal quarter, June 30, 2016 was $31,377,600.

There were 87,160,001 shares of the Registrant’s $0.0001 par value common stock outstanding as of June 30, 2016.

BIOVIE INC. (F/K/A NANOANTIBIOTICS, INC.)

FORM 10-K INDEX

PART I

PART II

PART III

PART IV

Item 15.	Exhibits and Financial Statement Schedules	46
	Signatures	47

BIOVIE INC. (F/K/A NANOANTIBIOTICS, INC.)

This Annual Report on Form 10-K and the documents incorporated herein by reference contain forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on current expectations, estimates and projections about BioVie Inc.’s industry, management beliefs, and assumptions made by management. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict; therefore, actual results and outcomes may differ materially from what is expressed or forecasted in any such forward-looking statements.

PART I

ITEM 1.	DESCRIPTION OF BUSINESS

Introduction

BioVie, Inc. (F/K/A NanoAntibiotics, Inc., the “Company”) is a development stage enterprise that was incorporated in the state of Nevada on April 10, 2013.  The Company is engaged in the discovery, development and commercialization of a therapy targeting ascites due to liver cirrhosis. Ascites due to liver cirrhosis is a life-threatening condition affecting about 100,000 Americans and many times more worldwide. Our therapy BIV201 is based on a drug that is approved in about 50 countries to treat related complications of liver cirrhosis (part of the same disease pathway as ascites), but not yet available in the US. BIV201’s active agent is a potent vasoconstrictor and has shown efficacy for reducing portal hypertension in studies around the world. The goal is for BIV201 to interrupt the ascites disease pathway, thereby halting the cycle of accelerating fluid generation in ascites patients. The BIV201 development program began at LAT Pharma LLC. On April 11, 2016, the Company acquired LAT Pharma LLC and the rights to its BIV201 development program. We are currently completing the work necessary to file our investigational new drug (IND) application, and aim to commence clinical trials should the FDA approve our application.

The Company’s activities are subject to significant risks and uncertainties including failure to secure additional funding to properly execute the company’s business plan.

About Ascites and Liver Cirrhosis

About 1 million Americans and millions worldwide suffer from liver cirrhosis. Cirrhosis is the 12th leading cause of death due to disease in the US, killing an estimated 27,000 people each year. The condition results primarily from hepatitis, alcoholism, and fatty liver disease linked to obesity. Ascites is a common complication of advanced liver cirrhosis, involving kidney dysfunction and the accumulation of large amounts of fluid in the abdominal cavity.

The Needs for an Ascites Therapy

With no medications approved by the FDA specifically for treating ascites, an estimated 40% of patients die within two years of diagnosis. Certain drugs approved for other uses such as diuretics may provide initial relief, but patients may fail to respond to treatment as ascites worsens. This represents a critical unmet medical need. US treatment costs for liver cirrhosis, including ascites and other complications, are estimated at more than $4 billion annually.

The Ascites Development Pathway

Portal hypertension
Splanchnic vasodilation
Decreased effective blood volume
Hyperdynamic circulation
Activation of neurohormonal systems
Sodium and water retention
Ascites

Most experts agree that ascites develops through a sequence of events illustrated by the above diagram. High blood pressure in the vein that supplies blood to the liver, called “portal hypertension,” occurs as increasing liver damage (fibrosis) impedes blood flow through the liver. This causes vasodilation and blood pooling in the central or “splanchnic” region of the body and low blood volume in the arteries. The decrease in effective blood volume activates a signaling pathway (“neurohormonal systems”) which tells the kidneys to retain large amounts of salt and water in an effort to increase blood volume. Ultimately the retention of excess sodium and water leads to the formation of ascites as these substances “weep” from the liver and lymph system and collect in the patient’s abdomen.

The BIV201 Mechanism of Action

BIV201 is being developed by BioVie with the goal of alleviating the portal hypertension and correcting splanchnic vasodilation, thereby increasing effective blood volume and reducing the signals to the kidneys to retain excess salt and water. If successful, BIV201 could halt the cycle of accelerating fluid generation in ascites patients and reduce the need for the frequent and painful paracentesis procedures many of these patients currently require

Future Possible BIV201 Indications

Based on investigative studies around the world, BIV201 has the potential for future applications in other life-threatening conditions due to liver cirrhosis, such as those listed below. Securing marketing approvals for any of these new uses will require well-controlled clinical trials to satisfy the FDA and/or other countries’ regulatory requirements, none of which have commenced at this time. The Company may be unable to, or chose not to, pursue the development BIV201 for these indications.

•	Esophageal variceal bleed (EVB): The bursting of blood vessels lining the esophagus due to high blood pressure (“portal hypertension”) in the vein which supplies blood to the liver resulting as a result of advanced liver cirrhosis. This situation requires emergency treatment to avoid blood loss and death.

•	Hepatorenal syndrome (HRS): As their disease progresses liver cirrhosis patients’ kidneys may begin to fail, and this deadly condition may set in. It often occurs once a patient no longer responds to (off-label) drugs used to control ascites. The second stage is called “type 1 HRS” and requires hospitalization as multiple organ failure and death may occur.

•	Hyponatremia: This term refers to “low salt in the bloodstream,” another dangerous condition which can occur as a result of advanced liver cirrhosis.

Joint Venture and Possible Access to Early-Stage Compounds

The Company has an Agreement with PharmaIN Corporation (Bothell, WA) providing certain limited rights and information on their program to develop novel modified terlipressin compounds. Although at an early stage, these compounds hold the promise of simpler and potentially safer dosing for patients outside the hospital. If this program makes significant advances, BioVie may contact PharmaIN to explore a licensing opportunity.

The Company and PharmaIN have exchanged small (low single-digit) ownership rights to each other’s ascites drug development programs, and may work together to advance both of them to eventual product commercialization.

Efflux Pump Antibiotics Program

Prior to the Merger the Company was exclusively developing novel nanotechnology anti-infective drugs to combat multi-drug resistant bacteria. We are at an early stage of discovery and development of broad spectrum antibiotics for gram-negative and gram-positive bacterial infections. Developing this technology in-house is resource-intensive with respect to time, personnel and capital necessary for scientific discovery. For further development of our nanoantibiotic technology we will need to find and license additional nanotechnology to complete our planned products. Presently this program is inactive as we are focusing our efforts on BIV201.

Intellectual Property

BioVie relies on a combination of trade secrecy and patent strategy to protect our confidential information and seek market exclusivity for our products. The Company has submitted patent filings for BIV201 technology in the US and Japan as well as submitted a PCT in Europe. Additionally, BioVie has applied for US Orphan Drug Designation for its new drug candidate since the estimated number of ascites patients (about 100,000 Americans) meets the required patient population size.

Research and Development

For the year ended June 30, 2016, the Company spent $37,901 in research and development activities.

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

The process required by the FDA before a drug or biological product may be marketed in the United States generally involves the following:

•	Completion of preclinical laboratory tests, animal studies and formulation studies according to Good Laboratory Practices or other applicable regulations;
•	Submission to the FDA of an Investigational New Drug Application, or an IND, which must become effective before human clinical trials may begin;
•	Performance of adequate and well-controlled human clinical trials according to the FDA’s current good clinical practices, or GCPs, to establish the safety and efficacy of the proposed drug or biologic for its intended use;
•	Submission to the FDA of a New Drug Application, or an NDA, for a new drug product, or a Biologics License Application, or a BLA, for a new biological product;
•	Satisfactory completion of an FDA inspection of the manufacturing facility or facilities where the drug or biologic is to be produced to assess compliance with the FDA’s current good manufacturing practice standards, or cGMP, to assure that the facilities, methods and controls are adequate to preserve the drug’s or biologic’s identity, strength, quality and purity;
•	Potential FDA audit of the nonclinical and clinical trial sites that generated the data in support of the NDA or BLA; and
•	FDA review and approval of the NDA or BLA.

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

Clinical trials involve the administration of the drug or biological candidate to healthy volunteers or patients having the disease being studied under the supervision of qualified investigators, generally physicians not employed by or under the trial sponsor’s control. Clinical trials are conducted under protocols detailing, among other things, the objectives of the clinical trial, dosing procedures, subject selection and exclusion criteria, and the parameters to be used to monitor subject safety. Each protocol must be submitted to the FDA as part of the IND. Clinical trials must be conducted in accordance with the FDA’s good clinical practices requirements. Further, each clinical trial must be reviewed and approved by an independent institutional review board, or IRB, at or servicing each institution at which the clinical trial will be conducted. An IRB is charged with protecting the welfare and rights of trial participants and considers such items as whether the risks to individuals participating in the clinical trials are minimized and are reasonable in relation to anticipated benefits. The IRB also approves the informed consent form that must be provided to each clinical trial subject or his or her legal representative and must monitor the clinical trial until it is completed.

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

Progress reports detailing the results of the clinical trials must be submitted at least annually to the FDA and written IND safety reports must be submitted to the FDA by the investigators for serious and unexpected adverse events or any finding from tests in laboratory animals that suggests a significant risk for human subjects. Phase 1, Phase 2 and Phase 3 clinical trials may not be completed successfully within any specified period, if at all. The FDA or the sponsor or its data safety monitoring board may suspend a clinical trial at any time on various grounds, including a finding that the research subjects or patients are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the drug or biologic has been associated with unexpected serious harm to patients.

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

After the NDA or BLA submission is accepted for filing, the FDA reviews the NDA to determine, among other things, whether the proposed product is safe and effective for its intended use, and whether the product is being manufactured in accordance with cGMP to assure and preserve the product’s identity, strength, quality and purity. The FDA reviews a BLA to determine, among other things, whether the product is safe, pure and potent and the facility in which it is manufactured, processed, packaged or held meets standards designed to assure the product’s continued safety, purity and potency. In addition to its own review, the FDA may refer applications for novel drug or biological products or drug or biological products which present difficult questions of safety or efficacy to an advisory committee, typically a panel that includes clinicians and other experts, for review, evaluation and a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions. During the approval process, the FDA also will determine whether a risk evaluation and mitigation strategy, or REMS, is necessary to assure the safe use of the drug or biologic. If the FDA concludes that a REMS is needed, the sponsor of the NDA or BLA must submit a proposed REMS; the FDA will not approve the NDA or BLA without a REMS, if required.

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

The NDA or BLA review and approval process is lengthy and difficult and the FDA may refuse to approve an NDA or BLA if the applicable regulatory criteria are not satisfied or may require additional clinical data or other data and information. Even if such data and information is submitted, the FDA may ultimately decide that the NDA or BLA does not satisfy the criteria for approval. Data obtained from clinical trials are not always conclusive and may be susceptible to varying interpretations, which could delay, limit or prevent regulatory approval. The FDA will issue a “complete response” letter if the agency decides not to approve the NDA or BLA. The complete response letter usually describes all of the specific deficiencies in the NDA or BLA identified by the FDA. The deficiencies identified may be minor, for example, requiring labeling changes, or major, for example, requiring additional clinical trials. Additionally, the complete response letter may include recommended actions that the applicant might take to place the application in a condition for approval. If a complete response letter is issued, the applicant may either resubmit the NDA or BLA, addressing all of the deficiencies identified in the letter, or withdraw the application.

If a product receives regulatory approval, the approval may be limited to specific diseases and dosages or the indications for use may otherwise be limited, which could restrict the commercial value of the product. Further, the FDA may require that certain contraindications, warnings or precautions be included in the product labeling. In addition, the FDA may require Phase 4 testing which involves clinical trials designed to further assess a product’s safety and effectiveness and may require testing and surveillance programs to monitor the safety of approved products that have been commercialized.

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

If a product that has orphan designation subsequently receives the first FDA approval for the disease or condition for which it has such designation, the product is entitled to orphan product exclusivity, which means that the FDA may not approve any other applications to market the same drug or biological product for the same indication for seven years, except in limited circumstances, such as a showing of clinical superiority to the product with orphan exclusivity. Competitors, however, may receive approval of different products for the indication for which the orphan product has exclusivity or obtain approval for the same product but for a different indication for which the orphan product has exclusivity. Orphan product exclusivity also could block the approval of one of our products for seven years if a competitor obtains approval of the same drug or biological product as defined by the FDA or if our drug or biological candidate is determined to be contained within the competitor’s product for the same indication or disease. If a drug or biological product designated as an orphan product receives marketing approval for an indication broader than what is designated, it may not be entitled to orphan product exclusivity. Orphan drug status in the European Union has similar but not identical benefits in the European Union.

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

Post-Approval Requirements

Any drug or biological products for which we receive FDA approvals are subject to continuing regulation by the FDA, including, among other things, record-keeping requirements, reporting of adverse experiences with the product, providing the FDA with updated safety and efficacy information on an annual basis or as required more frequently for specific events, product sampling and distribution requirements, complying with certain electronic records and signature requirements and complying with FDA promotion and advertising requirements, which include, among others, standards for direct-to-consumer advertising, prohibitions against promoting drugs and biologics for uses or in patient populations that are not described in the drug’s or biologic’s approved labeling (known as “off-label use”), rules for conducting industry-sponsored scientific and educational activities, and promotional activities involving the internet. Failure to comply with FDA requirements can have negative consequences, including the immediate discontinuation of noncomplying materials, adverse publicity, enforcement letters from the FDA, mandated corrective advertising or communications with doctors, and civil or criminal penalties. Although physicians may prescribe legally available drugs and biologics for off-label uses, manufacturers may not market or promote such off-label uses.

We will need to rely, on third parties for the production of our product candidates. Manufacturers of our product candidates are required to comply with applicable FDA manufacturing requirements contained in the FDA’s cGMP regulations. cGMP regulations require among other things, quality control and quality assurance as well as the corresponding maintenance of comprehensive records and documentation. Drug and biologic manufacturers and other entities involved in the manufacture and distribution of approved drugs and biologics are also required to register their establishments and list any products made there with the FDA and comply with related requirements in certain states, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMP and other laws. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain cGMP compliance. Discovery of problems with a product after approval may result in serious and extensive restrictions on a product, manufacturer, or holder of an approved NDA or BLA, including suspension of a product until the FDA is assured that quality standards can be met, continuing oversight of manufacturing by the FDA under a “consent decree,” which frequently includes the imposition of costs and continuing inspections over a period of many years, and possible withdrawal of the product from the market. In addition, changes to the manufacturing process generally require prior FDA approval before being implemented and other types of changes to the approved product, such as adding new indications and additional labeling claims, are also subject to further FDA review and approval.

The FDA also may require post-marketing testing, known as Phase 4 testing, risk minimization action plans and surveillance to monitor the effects of an approved product or place conditions on an approval that could otherwise restrict the distribution or use of the product.

Employees

Our business is managed by our officers. Our Chief Executive Officer and Chief Financial Officer, Jonathan Adams, and our President and Secretary, Amrit Shahzad, each devote part time to the Company’s activities. There are no additional employees.

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

BioVie Inc. (FKA NanoAntibiotics, Inc.) was incorporated on April 10, 2013. We are a development stage biopharmaceutical company with a potential therapy that we have not evaluated in clinical trials, and our operations are subject to all of the risks inherent in the establishment of a new business enterprise, including but not limited to the absence of an operating history, the lack of commercialized products, insufficient capital, expected substantial and continual losses for the foreseeable future, limited experience in dealing with regulatory issues, the lack of manufacturing experience and limited marketing experience, possible reliance on third parties for the development and commercialization of our proposed products, a competitive environment characterized by numerous, well-established and well capitalized competitors and reliance on key personnel.

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

Even if we successfully develop and market our drug candidates, we may not generate sufficient or sustainable revenue to achieve or sustain profitability, which could cause us to cease operations and cause you to lose all of your investment

We have no products approved for commercial sale, have never generated any revenues and may never achieve revenues or profitability, which could cause us to cease operations.

We have no products approved for commercial sale and, to date, we have not generated any revenues. Our ability to generate revenue depends heavily on (a) successful development program and thereafter demonstration in human clinical trials that BIV201, our drug candidate, is safe and effective; (b) our ability to seek and obtain regulatory approvals, including, without limitation, with respect to the indications we are seeking; (c) successful commercialization of our product candidates; and (d) market acceptance of our products. There are no assurances that we will achieve any of the forgoing objectives. Furthermore, our drug candidate is in the development stage, and we have not evaluated it in human clinical trials. If we do not successfully develop and commercialize our drug candidate we will not achieve revenues or profitability in the foreseeable future, if at all. If we are unable to generate revenues or achieve profitability, we may be unable to continue our operations.

We will need to raise substantial additional capital in the future to fund our operations and we may be unable to raise such funds when needed and on acceptable terms, which could have a materially adverse effect on our business.

Developing biopharmaceutical products, including conducting pre-clinical studies and clinical trials and establishing manufacturing capabilities, requires substantial funding. As of June 30, 2016, we had cash and cash equivalents totaling $123,757. Other than our cash on hand, we currently have no commitments or arrangements for any additional financing to fund the research and development of our product candidates. We have not generated any product revenues, and do not expect to generate any revenues until, and only if, we develop, and receive approval to sell our drug candidates from the FDA and other regulatory authorities for our product candidates.

We may not have the resources to complete the development and commercialization of any of our proposed drug candidate. We will require additional financing to further the clinical development of our drug candidate. In the event that we cannot obtain the required financing, we will be unable to complete the development necessary to file an investigational new drug application with the FDA for BIV201, our drug candidate. This will delay research and development programs, preclinical studies and clinical trials, material characterization studies, regulatory processes, the establishment of our own laboratory or a search for third party marketing partners to market our products for us, which could have a materially adverse effect on our business.

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

Our drug candidate is in early developmental stage. Further development and extensive testing will be required to determine its technical feasibility and commercial viability. Our success will depend on our ability to achieve scientific and technological advances and to translate such advances into reliable, commercially competitive drugs on a timely basis. Drugs that we may develop are not likely to be commercially available for a few years, if ever. The proposed development schedules for our drug candidate may be affected by a variety of factors, including technological difficulties, proprietary technology of others, and changes in government regulation, many of which will not be within our control. Any delay in the development, introduction or marketing of our drug candidates could result either in such drugs being marketed at a time when their cost and performance characteristics would not be competitive in the marketplace or in the shortening of their commercial lives. In light of the long-term nature of our projects, the unproven technology involved and the other factors described elsewhere in this prospectus, we may not be able to complete successfully the development or marketing of any drugs which could cause us to cease operations.

We may fail to successfully develop and commercialize our drug candidate if it is found to be unsafe or ineffective in clinical trials; does not receive necessary approval from the FDA or foreign regulatory agencies; fails to conform to a changing standard of care for the disease it seeks to treat; or is less effective or more expensive than current or alternative treatment methods.

Drug development failure can occur at any stage of clinical trials and as a result of many factors and there can be no assurance that we or our collaborators will reach our anticipated clinical targets. Even if we or our collaborators complete our clinical trials, we do not know what the long-term effects of exposure to our drug candidate will be. Furthermore, our drug candidate may be used in combination with other treatments and there can be no assurance that such use will not lead to unique safety issues. Failure to complete clinical trials or to prove that our drug candidate is safe and effective would have a material adverse effect on our ability to generate revenue and could require us to reduce the scope of or discontinue our operations, which could cause you to lose all of your investment.

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

If we were to successfully develop approvable drugs, before we can begin selling these drugs, we must obtain regulatory approval of our manufacturing facility and process or the manufacturing facility and process of the third party or parties with whom we may outsource our manufacturing activities. In addition, the manufacture of our products must comply with the FDA’s current Good Manufacturing Practices regulations, commonly known as GMP regulations. The GMP regulations govern quality control and documentation policies and procedures. Our manufacturing facilities, if any in the future, and the manufacturing facilities of our third party manufacturers will be continually subject to inspection by the FDA and other state, local and foreign regulatory authorities, before and after product approval. We cannot guarantee that we, or any potential third party manufacturer of our products, will be able to comply with the GMP regulations or other applicable manufacturing regulations. The failure to comply with all necessary regulations would have a materially adverse effect on our business and could force us to cease operations and you could lose all of your investment.

We must comply with significant and complex government regulations, compliance with which may delay or prevent the commercialization of our drug candidate, which could have a materially adverse effect on our business.

The R&D, manufacture and marketing of drug candidates are subject to regulation, primarily by the FDA in the United States and by comparable authorities in other countries. These national agencies and other federal, state, local and foreign entities regulate, among other things, R&D activities (including testing in animals and in humans) and the testing, manufacturing, handling, labeling, storage, record keeping, approval, advertising and promotion of the product that we are developing. Noncompliance with applicable requirements can result in various adverse consequences, including approval delays or refusals to approve drug licenses or other applications, suspension or termination of clinical investigations, revocation of approvals previously granted, fines, criminal prosecution, recalls or seizures of products, injunctions against shipping drugs and total or partial suspension of production and/or refusal to allow a company to enter into governmental supply contracts.

The process of obtaining FDA approval has historically been costly and time consuming. Current FDA requirements for a new human drug or biological product to be marketed in the United States include: (a) the successful conclusion of pre-clinical laboratory and animal tests, if appropriate, to gain preliminary information on the product’s safety; (b) filing with the FDA of an IND application to conduct human clinical trials for drugs or biologics; (c) the successful completion of adequate and well-controlled human clinical investigations to establish the safety and efficacy of the product for its recommended use; and (d) filing by a company and acceptance and approval by the FDA of a New Drug Application (NDA) for a drug product or a biological license application (BLA) for a biological product to allow commercial distribution of the drug or biologic. A delay in one or more of the procedural steps outlined above could be harmful to us in terms of getting our drug candidates through clinical testing and to market, which could have a materially adverse effect on our business.

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

Even if we are successful in developing BIV201, our drug candidate, we have limited experience in conducting or supervising clinical trials that must be performed to obtain data to submit in concert with applications for approval by the FDA. The regulatory process to obtain approval for drugs for commercial sale involves numerous steps. Drugs are subjected to clinical trials that allow development of case studies to examine safety, efficacy, and other issues to ensure that sale of drugs meets the requirements set forth by various governmental agencies, including the FDA. In the event that our protocols do not meet standards set forth by the FDA, or that our data is not sufficient to allow such trials to validate our drugs in the face of such examination, we might not be able to meet the requirements that allow our drugs to be approved for sale which could have a materially adverse affect on our business.

We can provide no assurance that our drug candidates will obtain regulatory approval or that the results of clinical studies will be favorable.

The business plan we have developed for the next twelve months is to complete the work necessary to file our investigational new drug (IND) application with the FDA. Due to our financial constraints we may not have the resources necessary to complete our application. If the FDA approves our IND application, we will aim to commence clinical trials in the US. There is no guarantee the FDA will approve our IND application, and even if they do our financial constraints may prevent us from undertaking clinical trials.

The testing, marketing and manufacturing of any product for use in the United States will require approval from the FDA. We cannot predict with any certainty the amount of time necessary to obtain such FDA approval and whether any such approval will ultimately be granted. Preclinical and clinical trials may reveal that one or more products are ineffective or unsafe, in which event further development of such products could be seriously delayed or terminated. Moreover, obtaining approval for certain products may require testing on human subjects of substances whose effects on humans are not fully understood or documented. Delays in obtaining FDA or any other necessary regulatory approvals of any proposed drug and failure to receive such approvals would have an adverse effect on the drug’s potential commercial success and on our business, prospects, financial condition and results of operations. In addition, it is possible that a proposed drug may be found to be ineffective or unsafe due to conditions or facts that arise after development has been completed and regulatory approvals have been obtained. In this event, we may be required to withdraw such proposed drug from the market. To the extent that our success will depend on any regulatory approvals from government authorities outside of the United States that perform roles similar to that of the FDA, uncertainties similar to those stated above will also exist and should it result in our drug candidates failing to receive regulatory approval you could lose all of your investment.

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

Our ability to compete effectively will depend on our ability to maintain the proprietary nature of our technologies. There can be no assurance that any patent applications we have filed will ultimately result in the issuance of a patent with respect to the technology owned by us or licensed to us. The patent position of pharmaceutical or biotechnology companies, including ours, is generally uncertain and involves complex legal and factual considerations. The standards that the United States Patent and Trademark Office use to grant patents are not always applied predictably or uniformly and can change. There is also no uniform, worldwide policy regarding the subject matter and scope of claims granted or allowable in pharmaceutical or biotechnology patents. Accordingly, we do not know the degree of future protection for our proprietary rights or the breadth of claims that will be allowed in any patents issued to us or to others. Further, we rely on a combination of trade secrets, know-how, technology and nondisclosure, and other contractual agreements and technical measures to protect our rights in the technology. If any trade secret, know-how or other technology not protected by a patent were to be disclosed to or independently developed by a competitor, our business and financial condition could be materially adversely affected.

We do not believe that BIV201, the drug candidate we are currently developing, infringes upon the rights of any third parties nor are they infringed upon by third parties. However, there can be no assurance that our technology will not be found in the future to infringe upon the rights of others or be infringed upon by others. In such a case, others may assert infringement claims against us, and should we be found to infringe upon their patents, or otherwise impermissibly utilize their intellectual property, we might be forced to pay damages, potentially including treble damages, if we are found to have willfully infringed on such parties’ patent rights. In addition to any damages we might have to pay, we may be required to obtain licenses from the holders of this intellectual property, enter into royalty agreements, or redesign our drug candidates so as not to utilize this intellectual property, each of which may prove to be uneconomical or otherwise impossible. Conversely, we may not always be able to successfully pursue our claims against others that infringe upon our technology. Thus, the proprietary nature of our technology or technology licensed by us may not provide adequate protection against competitors.

Moreover, the cost to us of any litigation or other proceeding relating to our patents and other intellectual property rights, even if resolved in our favor, could be substantial, and the litigation would divert our management’s efforts. Uncertainties resulting from the initiation and continuation of any litigation could limit our ability to continue our operations and you could lose all of your investment.

We depend upon our management and their loss or unavailability could put us at a competitive disadvantage which could have a material adverse effect on our business.

We currently depend upon the efforts and abilities of our management team of Jonathan Adams, our Chief Executive Officer and Chief Financial Officer, and Amrit Shahzad, our President and Secretary. Both of these individuals serve the Company part-time. The loss or unavailability of the services of either of these individuals for any significant period of time could have a material adverse effect on our business, prospects, financial condition and results of operations which may cause you to lose all of your investment. We have not obtained, do not own, nor are we the beneficiary of key-person life insurance.

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

We compete with biopharmaceutical firms in the United States, Europe and elsewhere, as well as a growing number of large pharmaceutical companies that are applying biotechnology to their operations. Many biopharmaceutical companies have focused their development efforts in the human therapeutics area. Many major pharmaceutical companies have developed or acquired internal biotechnology capabilities or made commercial arrangements with other biopharmaceutical companies. These companies, as well as academic institutions, government agencies and private research organizations, also compete with us in recruiting and retaining highly qualified scientific personnel and consultants. Our ability to compete successfully with other companies in the pharmaceutical field will also depend to a considerable degree on the continuing availability of capital to us.

Although there are not currently any therapies approved by the FDA specifically for the treatment of ascites due to liver cirrhosis, the Company still faces significant competitive and market risk. Other companies, such as Mallinckrodt Inc., are developing therapies for severe complications of advanced liver cirrhosis, which may in future be developed for the treatment of ascites, and these therapies could compete indirectly or directly with our drug candidate. There may be other competitive development programs of which we are unaware. Even if our drug candidate is ultimately approved by the FDA, there is no guarantee that once it is on the market doctors will adopt it in favor of current ascites treatment procedures such as diuretics and paracentesis. These competitive and market risks could have a material adverse effect on our business, prospects, financial condition and results of operations which may cause you to lose all of your investment.

Our competition will be determined in part by the potential indications for which drugs are developed and ultimately approved by regulatory authorities. Additionally, the timing of the market introduction of some of our potential drug candidate or of competitors’ products may be an important competitive factor. Accordingly, the relative speed with which we can develop drugs, complete pre-clinical testing, clinical trials, approval processes and supply commercial quantities to market are important competitive factors. We expect that competition among drugs approved for sale will be based on various factors, including product efficacy, safety, reliability, availability, price and patent protection.

The successful development of biopharmaceuticals is highly uncertain. A variety of factors including, pre-clinical study results or regulatory approvals, could cause us to abandon the development of our drug candidates.

Successful development of biopharmaceuticals is highly uncertain and is dependent on numerous factors, many of which are beyond our control.

Products that appear promising in the early phases of development may fail to reach the market for several reasons. Pre-clinical study results may show the product to be less effective than desired (e.g., the study failed to meet its primary objectives) or to have harmful or problematic side effects. Products may fail to receive the necessary regulatory approvals or may be delayed in receiving such approvals. Among other things, such delays may be caused by slow enrollment in clinical studies, length of time to achieve study endpoints, additional time requirements for data analysis or a IND and later NDA, preparation, discussions with the FDA, an FDA request for additional pre-clinical or clinical data or unexpected safety or manufacturing issues; manufacturing costs, pricing or reimbursement issues, or other factors that make the product not economical. Proprietary rights of others and their competing products and technologies may also prevent the product from being commercialized.

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

There may be conflicts of interest among our officers, directors and stockholders.

Certain of our executive officers and directors and their affiliates are engaged in other activities and have interests in other entities on their own behalf or on behalf of other persons. Neither we nor any of our shareholders will have any rights in these ventures or their income or profits. In particular, our executive officers or directors or their affiliates may have an economic interest in or other business relationship with partner companies that invest in us or are engaged in competing drug development. Our executive officers or directors may have conflicting fiduciary duties to us and third parties. The terms of transactions with third parties may not be subject to arm’s length negotiations and therefore may be on terms less favorable to us than those that could be procured through arm’s length negotiations. Although the Company is not aware of any conflict that has arisen to date, we do not have any policy in place to deal with such should such a conflict arise.

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

The directors and executive officers of the Company currently own an aggregate 10,137,932 shares, which currently constitutes 11.6% of the Common Stock of the Company. As a result, directors and executive officers may have a significant influence on the affairs and management of the Company, as well as on all matters requiring member approval, including electing and removing members of the Company’s Board of Directors, causing the Company to engage in transactions with affiliated entities, causing or restricting the sale or merger of the Company, and certain other matters. Such concentration of ownership and control could have the effect of delaying, deferring or preventing a change in control of the Company even when such a change of control would be in the best interests of the Company’s stockholders.

There is very little liquidity in our Common Stock and we may not be successful at obtaining a quotation on a recognized quotation service. In such event it may be difficult for you to sell your shares.

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

Our Articles of Incorporation authorize the issuance of 300,000,000 shares of Common Stock. As of June 30, 2016, the Company had 87,160,001 shares of Common Stock outstanding. Accordingly, we may issue up to an additional 212,839,999 shares of Common Stock. The future issuance of Common Stock may result in substantial dilution in the percentage of our Common Stock held by our then existing shareholders. We may value any Common Stock in the future on an arbitrary basis. The issuance of Common Stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors, might have an adverse effect on any trading market for our Common Stock and could impair our ability to raise capital in the future through the sale of equity securities.

We have a large number of restricted shares outstanding, a portion of which may be sold under Rule 144 which may reduce the market price of our shares.

Of the 87,160,001 shares of Common Stock currently issued and outstanding, and assuming no Warrants are exercised, 77,022,069 shares are held by non-affiliates and 10,137,932 are owned by affiliates of the Company, consisting of our officers and directors and a large shareholder. All of these securities are deemed “restricted securities” within the meaning of Rule 144 as promulgated under the Securities Act. Other than the 5,000,000 shares previously issued to the selling security holders in the Private Placement and other than the 5,000,000 shares underlying the Warrants purchased in the Private Placement, none of the above described shares are being offered for sale in this prospectus. Consequently, the sale of such shares is subject to Rule 144.

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

Our officers lack public company experience, which could impair our ability to comply with legal and regulatory requirements such as those imposed by Sarbanes-Oxley Act of 2002. Our officers and directors have never been responsible for managing a publicly traded company. Such responsibilities include complying with federal securities laws and making required disclosures on a timely basis. Any such deficiencies, weaknesses or lack of compliance could have a materially adverse effect on our ability to comply with the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which is necessary to maintain our public company status. If we were to fail to fulfill those obligations, our ability to continue as a U.S. public company would be in jeopardy in which event you could lose your entire investment in our Company.

The Company is considered a smaller reporting company and is exempt from certain disclosure requirements, which could make our stock less attractive to potential investors.

Rule 12b-2 of the Exchange Act defines a “smaller reporting company” as an issuer that is not an investment company, an asset-backed issuer, or a majority-owned subsidiary of a parent that is not a smaller reporting company and that:

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

As a “smaller reporting company” (in addition to and without regard to our status as an “emerging growth company”) we are not required and may not include a Compensation Discussion and Analysis (“CD&A”) section in our proxy statements; we provide only 3 years of business development information; provide fewer years of selected financial data; and have other “scaled” disclosure requirements that are less comprehensive than issuers that are not “smaller reporting companies” which could make our stock less attractive to potential investors, which could make it more difficult for you to sell your shares.

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

Since we have elected to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(1) of the JOBS Act, this election allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates.

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

The Company’s Common Stock trades on the over-the-counter market on the National Association of Securities Dealers, Inc. OTC Bulletin Board System (“OTCBB”) under the symbol “BIVI.” The following table sets forth the range of high and low closing bid quotations of the Common Stock as reported by the OTCBB for each fiscal quarter for the years ended June 30, 2016 and 2015. High and low bid quotations reflect inter-dealer prices without adjustment for retail mark-ups, markdowns or commissions and may not necessarily represent actual transactions.

	Bid Prices
	Low	High
Quarter ended June 30, 2016	$0.06	$0.36
Quarter ended March 31, 2016	$0.10	$0.19
Quarter ended December 31, 2015	$0.12	$0.20
Quarter September 30, 2015	$0.12	$0.38

On June 30, 2016, the closing bid price of the Company’s Common Stock as reported by the OTC was $0.36 and there were approximately 87 shareholders of record.

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

Common Stock

During the year ended June 30, 2016, there was no modification of any instruments issued herein for the fourth quarter, defining the rights of holders of the Company’s common stock and no limitation or qualification of the rights evidenced by the Company’s common stock as a result of the issuance of any other class of securities or the modification thereof.

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

All statements other than statements of historical fact are statements that could be deemed forward-looking statements. The Company assumes no obligation and does not intend to update these forward-looking statements, except as required by law. When used in this report, the terms “BioVie”, “Company”, “we”, “our”, and “us” refer to BioVie Inc.

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

We are a development stage biotechnology company engaged in the discovery, development and commercialization of a therapy targeting ascites due to liver cirrhosis. Ascites due to liver cirrhosis is a life-threatening condition affecting about 100,000 Americans and many times more worldwide. Our therapy BIV201 is based on a drug that is approved in about 50 countries to treat related complications of liver cirrhosis (part of the same disease pathway as ascites), but not yet available in the US. BIV201’s active agent is a potent vasoconstrictor and has shown efficacy for reducing portal hypertension in studies around the world. The goal is for BIV201 to interrupt the ascites disease pathway, thereby halting the cycle of accelerating fluid generation in ascites patients. We are currently completing the work necessary to file our investigational new drug (IND) application, and aim to commence clinical trials should the FDA approve our application. The Company’s activities are subject to significant risks and uncertainties including failure to secure additional funding to properly execute the company’s business plan.

We have incurred $432,028 of operating expenses for the year ended June 30, 2016.  We are now engaged in organizational activities and sourcing compounds and materials. We anticipate incurring other costs associated with equipment purchases and general and administrative expenses, including employee salaries and benefits, legal expenses, and other costs associated with an early stage, publicly-traded company.

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

Requirement for Additional Capital

The Company has engaged in limited research and development activities. We currently do not have sufficient funds to meet our planned drug development for the next twelve (12) months and we may not be able to obtain the necessary financing on terms and conditions acceptable to the Company. Assuming that we are successful in raising additional financing, we plan to incur the following expenses over the next twelve (12) months:

●	Research and Development of $45,000, which includes planned costs for the development of BIV201.

●	Corporate overhead of $15,000, which includes budgeted legal, accounting and other costs expected to be incurred; and

●	Staffing costs of $250,000.

The Company had approximately $123,757 of cash on hand at June 30, 2016 and will be unable to proceed with its planned drug development, meet its administrative expense requirements, capital costs, or staffing costs without obtaining additional net financing of approximately $250,000 to $500,000 to meet its near-term budgetary needs.

The Company has limited experience with pharmaceutical drug development. As such these budget estimates may not be accurate. In addition, the actual work to be performed can only be broadly projected, as is normal with any scientific work. As further work is performed, additional work may become necessary or change in plans or workload may occur. Such changes may have an adverse impact on our estimated budget. Such changes may also have an adverse impact on our projected timeline of drug development.

Management intends to use capital and debt financing, as required, to fund the Company’s operations. There can be no assurance that the Company will be able to obtain the additional capital resources necessary to fund its anticipated obligations for the next twelve (12) months.

Capital Resources and Liquidity

As of June 30, 2016, we had $123,757 of cash on hand in our corporate bank account. The Company is considered to be a development stage company and will continue in the development stage until generating revenues from the sales of its products or services. As a result, the report of the independent registered public accounting firm on our financial statements as of June 30, 2016, contains an explanatory paragraph regarding a substantial doubt about our ability to continue as a going concern.

We do not have sufficient funds for the next (12) twelve months and must raise cash to implement our strategy and stay in business. If we are unable to raise additional funds to develop our compounds, we may be required to scale back our development plans by reducing expenditures for employees, consultants, business development, and other envisioned expenditures. This could reduce our ability to develop BIV201, our drug candidate, and implement our business plan. In that event, investors should anticipate that their entire investment may be lost and there may be no ability to profit from this investment.

We cannot assure you that our drug candidate will be developed, work, or receive regulatory approval; that we will ever earn revenues sufficient to support our operations or that we will ever be profitable. Furthermore, since we have no committed source of financing, we cannot assure you that we will be able to raise money as and when we need it to continue our operations. If we cannot raise funds as and when we need them, we may be required to severely curtail, or even to cease, our operations.

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

We believe that our existing cash and cash equivalents will not be sufficient to meet our operating and capital requirements until June 30, 2017. Any debt financing secured by us in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. We may not be able to secure additional debt or equity financing in a timely manner, or at all, which could require us to scale back our business plan and operations.

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

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 8.	FINANCIAL STATEMENTS

BioVie, Inc. (F/K/A NanoAntibiotics Inc.)

Financial Statements

REPORT OF REGISTERED INDEPENDENT AUDITORS

To the Board of Directors and Stockholders

of BioVie Inc.:

We have audited the accompanying balance sheets of BioVie Inc. (F/K/A NanoAntibiotics, Inc.) as of June 30, 2016 and 2015 and the related statements of operations, stockholders’ equity, and cash flows for the years ended June 30, 2016 and 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BioVie Inc. (F/K/A NanoAntibiotics, Inc.) as of June 30, 2016 and 2015 and the results of its operations and its cash flows for the years ended June 30, 2016 and 2015 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred an operating loss since inception. Further, as of June 30, 2016, the Company has not earned any revenues. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan regarding these matters is also described in Note 2 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Respectfully submitted,

Weinberg & Baer LLC

Baltimore, Maryland

September 27, 2016

BioVie Inc. (F/K/A NanoAntibiotics, Inc.)

Balance Sheets

	June 30,	June 30,
	2016	2015
ASSETS

CURRENT ASSETS:
Cash	$123,757	267,481
Prepaid expenses	6,982	2,000
Total Current Assets	130,739	269,481

OTHER ASSETS:
Intangible Assets (Net of Amortization)	2,242,734	—
Goodwill	345,711	—
Total Fixed Assets	2,588,445	—

TOTAL ASSETS	$2,719,184	269,481

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts Payable and accrued expenses	$293,633	650
Related Party Loan	10,000
Accrued Payroll	499,612	322,950
Total Current Liabilities	803,244	323,600

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock; $0.001 par value; 10,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $0.0001 par value; 300,000,000 shares authorized; shares issued and 87,160,000 and 87,210,000 shares issued and outstanding, respectively	8,716	8,721
Additional paid in capital	2,911,560	514,485
Prepaid services paid for with common stock	—	(4,911)
Accumulated deficit	(1,004,337)	(572,414)
Total Stockholders' Equity (Deficit)	1,915,939	(54,119)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$2,719,184	269,481

The accompanying notes are an integral part of the financial statements.

BioVie Inc. (F/K/A NanoAntibiotics, Inc.)

Statements of Operations

	For the Year Ended	For the Year Ended
	June 30,	June 30,
	2016	2015

REVENUE:
Sales	$—	$—
	—	—

COST OF GOODS SOLD	—	—

GROSS MARGIN	—	—

OPERATING EXPENSES
Amortization	51,036
Research and development expenses	37,901	4,196
Payroll expenses	184,537	161,931
Professional fees	143,235	50,779
Selling, general and administrative expenses	15,319	16,471
TOTAL OPERATING EXPENSES	432,028	233,377

LOSS FROM OPERATIONS	(432,028)	(233,377)

OTHER EXPENSE (INCOME)
Interest expense	81	—
Interest income	(186)	(369)
TOTAL OTHER EXPENSE (INCOME)	(105)	(369)

NET LOSS	$(431,923)	$(233,008)

NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING, BASIC AND DILUTED	87,198,875	87,210,000

The accompanying notes are an integral part of the financial statements.

BioVie Inc. (F/K/A NanoAntibiotics, Inc.)

Statement of Changes in Stockholders’ Equity

For the Years Ended June 30, 2016 and 2015

				Prepaid
				Services		Total
			Additional	Paid with		Stockholders'
	Common Stock		Paid in	Common	Accumulated	Equity
	Shares	Amount	Capital	Stock	Deficit	(Deficit)

Balance, June 30, 2014	87,210,000	8,721	514,485	(12,411)	(339,406)	171,389

Amortization of prepaid services paid with common stock	—			7,500	—	7,500

Net loss	—	—	—	—	(233,008)	(233,008)

Balance, June 30, 2015	87,210,000	8,721	514,485	(4,911)	(572,414)	(54,119)

Retirement of Shares	(39,869,999)	(5)				(5)

Shares Issued for Acquisition	39,820,000		2,397,075			2,397,075

Prepaid services paid with common stock		—		4,911	—	4,911

Net loss	—	—	—	—	(431,923)	(431,923)

Balance, June 30, 2016	87,160,001	8,716	2,911,560	—	(1,004,337)	1,915,939

The accompanying notes are an integral part of the financial statements.

BioVie Inc. (F/K/A NanoAntibiotics, Inc.)

Statements of Cash Flows

	For the Year	For the Year
	Ended June 30,	Ended June 30,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(431,923)	$(233,008)
Adjustments to reconcile net loss to net cash to cash used by operating activities:
Amortization of prepaid common stock for services	4,911	7,500
Amortization of intangible assets	51,036	—
Share based compensation expense	7,875	—
Changes in operating assets and liabilities:
Increase in prepaid expenses	(4,982)	(2,000)
Increase (decrease) in:
Accounts Payable	42,790	650
Accrued Payroll	176,662	161,475
Net cash used by operating activities	(163,631)	(65,383)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash acquired through the merger	9,912	—
Net cash provided by investing activities	9,912	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Retirement of common stock	(5)	—
Net cash provided by financing activities	(5)	—

Net decrease in cash	(143,724)	(65,383)

Cash, beginning of period	267,481	332,864

Cash, end of period	$123,757	$267,481

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid for interest	$—	$—

Non-cash investing activities

Fair value of assets acquired, net of cash acquired	2,283,858	—
Fair value of liabilities assumed	260,193	—

The accompanying notes are an integral part of the financial statements.

BioVie Inc. (F/K/A NanoAntibiotics, Inc.)

Notes to Financial Statements

For the Years Ended June 30, 2016 and 2015

1.	Background Information

BioVie Inc. (F/K/A NanoAntibiotics, Inc.) (the “Company”) is a development stage enterprise that was incorporated in the state of Nevada on April 10, 2013.  The Company is engaged in the discovery, development and commercialization of a therapy targeting ascites due to liver cirrhosis. Ascites due to liver cirrhosis is a life-threatening condition affecting about 100,000 Americans and many times more worldwide. Our therapy BIV201 is based on a drug that’s approved in about 50 countries to treat related complications of liver cirrhosis (part of the same disease pathway as ascites), but not yet available in the US. BIV201’s active agent is a potent vasoconstrictor and has shown efficacy for reducing portal hypertension in studies around the world. The goal is for BIV201 to interrupt the ascites disease pathway, thereby halting the cycle of accelerating fluid generation in ascites patients. The BIV201 development program began at LAT Pharma LLC. On April 11, 2016, the Company acquired LAT Pharma LLC and the rights to its BIV201 development program. We currently own all development and marketing rights to our drug candidate. The Company and PharmaIN have exchanged small (low single-digit) ownership rights to each other’s ascites drug development programs. The Company recently filed patent applications for its drug candidate in the US and Japan, as well as a PCT in Europe. We are currently completing the work necessary to file our investigational new drug (IND) application, and aim to commence clinical trials should the FDA approve our application.

The Company’s activities are subject to significant risks and uncertainties including failure to secure additional funding to properly execute the company’s business plan.

2.	Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the year ended June 30, 2016, the Company had a net loss of $431,923.  As of June 30, 2016, the Company has not earned any revenues. In view of these matters, the Company’s ability to continue as a going concern is dependent upon the Company’s ability to begin operations and to achieve a level of profitability. Since inception, the Company has financed its activities principally from the sale of public equity securities. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes and proceeds from sub-licensing agreements until such time that funds provided by operations are sufficient to fund working capital requirements. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Cash

Cash is maintained at financial institutions and, at times, balances may exceed federally insured limits. We have never experienced any losses related to these balances. All of our non-interest bearing cash balances were fully insured at June 30, 2016, and our interest bearing cash balances may exceed federally insured limits.

Financial Instruments

The Company’s financial instruments include cash and accounts payable. The carrying amounts of cash and accounts payable approximate their fair value, due to the short-term nature of these items.

Research and Development

Research and development costs are charged to operations when incurred and are included in operating expenses. The Company expensed $37,901 and $4,196 for research and development for the years ended June 30, 2016 and 2015, respectively.

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

The Company follows the provisions of FASB ASC 740-10 “Uncertainty in Income Taxes” (ASC 740-10), January 1, 2007. The Company has not recognized a liability as a result of the implementation of ASC 740-10. A reconciliation of the beginning and ending amount of unrecognized tax benefits has not been provided since there are no unrecognized benefits at June 30, 2016 and since the date of adoption. The Company has not recognized interest expense or penalties as a result of the implementation of ASC 740-10. If there were an unrecognized tax benefit, the Company would recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.

Earnings (Loss) per Share

Basic earnings per share are computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share are computed by dividing net income by the weighted average number of shares of common stock outstanding and dilutive options outstanding during the year. For the year ended June 30, 2016 all outstanding options have been excluded from the calculation of the diluted net loss per share since their effect was anti-dilutive.

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

4. Related Party Loan

LAT Pharma was given a zero-interest bearing loan by the company’s General Partner, Jonathan Adams in the amount of $5,000 in August 2015 and $5,000 in November 2015. The total of $10,000 was outstanding when the Company merged with LAT Pharma. As of June 30th, 2016 the Company has an outstanding loan of $10,000 payable on demand to the CEO, Jonathan Adams.

5. Commitments and Contingencies

Office Lease

On January 1, 2014 the Company executed a lease agreement with Cummings Properties for the company’s office of 270 square feet at 100 Cummings Center, Suite 247-C, Beverly, MA 01915. The lease is for a term of five years from January 1, 2014 to December 30, 2018 and requires monthly payments of $357 ($4,284 annually for each of the five years, total aggregate of $21,420).

Employment Agreements

On April 11, 2016 the Company entered into an employment agreement with CEO Jonathan Adams. The Company’s agreement provides for a three-year term with minimum annual base salary of $250,000 per year. Effective April 11, 2016, the (previous) CEO/CFO resigned.

6.	Income Taxes

Deferred taxes are recorded for all existing temporary differences in the Company’s assets and liabilities for income tax and financial reporting purposes. Due to the valuation allowance for deferred tax assets, as noted below, there were no net deferred tax benefit or expense for the year ended June 30, 2016.

There is no current or deferred income tax expense or benefit allocated to continuing operations for the year ended June 30, 2016.

The provision for income taxes is different from that which would be obtained by applying the statutory federal income tax rate to income before income taxes. The items causing this difference are as follows:

	June 30, 2016	June 30, 2015
Tax expense (benefit) at US. statutory rate	$(146,889)	$(79,200)
State income tax expense (benefit): net of federal benefit	$(21,659)	$(11,700)
Effect of non-deductible expenses
Other
Change in valuation allowance	$168,548	$90,900
	$—	$—

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at June 30, 2016 are as follows:

Deferred tax assets (liability), noncurrent:
Net operating loss	$431,923
Valuation allowance	(431,923)
$—

Change in valuation allowance:

Balance, June 30, 2015	$223,300
Increase in valuation allowance	168,548
Balance, June 30, 2016	391,848

Since management of the Company believes that it is more likely than not that the net deferred tax assets will not provide future benefit, the Company has established a 100 percent valuation allowance on the net deferred tax assets as of June 30, 2016.

As of June 30, 2016, the Company had federal and state net operating loss carry-forwards totaling approximately $1,004,000 which begin expiring in 2022.

7. Purchase of LAT Pharma

On April 11, 2016, the Company entered into and consummated an Agreement and Plan of Merger (the “Merger Agreement”), with LAT Acquisition Corp., a Nevada corporation and wholly-owned subsidiary of the Company (“Acquisition”) and LAT Pharma, LLC an Illinois limited liability company (“LAT”). Pursuant to the terms of the Merger Agreement, Acquisition merged with and into LAT in a statutory triangular merger (the “Merger”) with LAT surviving as a wholly-owned subsidiary of the Company. As consideration for the Merger, the Company issued the interest holders of LAT (the “LAT Holders”) an aggregate of 39,820,000 shares of our Common Stock issued to the LAT Holders in accordance with their pro rata ownership of LAT membership interests prior to the Merger. Following the Merger, the Registrant will continue the development of LAT’s lead clinical therapeutic candidate Continuous low-dose Infusion (CI) Terlipressin.

Immediately prior to the Merger, the Company had 87,210,000 shares of Common Stock issued and outstanding. In connection with the Merger, certain shareholders of the Company collectively agreed to retire and cancel an aggregate of 39,869,999 shares of Common Stock. Following the consummation of the Merger, the issuance of the Merger Shares of the 39,820,000 shares of Common Stock, the Company had 87,160,001 shares of Common Stock issued and outstanding and the LAT Holders beneficially own 39,820,000 shares or approximately forty-six percent (46%) of such issued and outstanding Common Stock.

Under the purchase method of accounting, the transaction was valued for accounting purposes at $2,389,200, which was the estimated fair value of the consideration paid by the Company. The estimate was based on the consideration paid of 39,820,000 shares of common stock valued based on the closing price on 04/11/2016 of $0.06 per share.

The assets and liabilities of LAT Pharma, Inc. were recorded at their respective fair values as of the closing date of the Merger Agreement, and the following table summarizes these values based on the balance sheet at April 11, 2016.

$2,303,682	Assets Purchased
260,193	Liabilities Assumed
2,043,489	Net Assets Purchased
2,389,200	Purchase Price
$345,711	Goodwill from Purchase

Intangible asset detail

$2,293,770	Intangible Intellectual Property
345,711	Goodwill
$2,639,481	Intangible Asset from Purchase

Under the 338(h)(10) election, all goodwill and intangibles related to the acquisition of LAT Pharma will be fully deductible for tax purposes.

The intangible intellectual property is amortized over 10 years.

	June 2016	June 2015
Intangible Assets subject to Amortization	$2,293,770	$—
Amortization Expense in current year	$51,036	$—
Accumulated Amortization at year end	$51,036	$—

The current year amortization expense has been amortized for the period from April 11, 2016 to June 30,2016. The estimated Amortization expense for each of the five succeeding fiscal years will be approximately $229,300 per year.

8. Stock Options

In connection with the employment agreement signed with the Chief Financial Officer on April 11, 2016, Jonathan Adams was granted options to acquire 3 million shares exercisable at $0.06 per share, the closing price on that date. These Options Group A shall become vested and exercisable (i) as to 1 million shares on April 11, 2017, (ii) as to 1 million shares on April 11, 2018, and (iii) as to 1 million shares on April 11, 2019.

The fair market value of the stock options is estimated using the Black Scholes valuation model and the Company uses the following methods to determine its underlying assumptions: expected volatilities are based on the historical volatilities of 3 comparable companies of the daily closing price of their respective common stock; the expected term of options granted is based on the average time outstanding method; and the risk free interest rate is based on the US Treasury bonds issued with similar life terms to the expected life of the grant.

The following key assumptions were used in the valuation model to value stock option grants for each respective period:

Valuation Date	4/11/2016	4/11/2016	4/11/2016
Stock Price	$0.06	$0.06	$0.06
Exercise Price	$0.06	$0.06	$0.06
Term (expected term for options)	1.00	2.00	3.00
Volatility	56.49%	58.45%	97.82%
Annual Rate of Quarterly Dividends	0.00%	0.00%	0.00%
Discount Rate - Bond Equivalent Yield	0.53%	0.70%	0.85%
Call Option Value ($Millions)	$0.01	$0.02	$0.04
Fair Value	$13,467	$19,523	$36,489

Stock option transactions under the Company’s plans for the years ended June 30, 2016 is summarized below:

Weighted
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
	Shares	Exercise	Contractual	Value
Options	(Thousands)	Price	Term	(Thousands)
Outstanding at July 1, 2015	—	—	—	—
Granted	3,000	0.06	2	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Outstanding at June 30, 2016	3,000	0.06	2	—

The compensation expense includes $7,875 related to the stock options described above.

9. Subsequent Events

Subsequent to year end 49,999 shares were issued and sold by the Company for 10 cents per share.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T).	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the fiscal period ending June 30, 2016 covered by this Annual Report on Form 10-K. Based upon such evaluation, the Chief Executive Officer and acting Chief Financial Officer has concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective as required under Rules 13a – 15(e) and 15d – 15(e) under the Exchange Act. This conclusion by the Company’s Chief Executive Officer and Chief Financial Officer does not relate to reporting periods after June 30, 2016.

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

Management, under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of June 30, 2016 under the criteria set forth in the Internal Control – Integrated Framework.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fourth fiscal quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Part III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below is certain information concerning the directors and executive officers of the Company.

Name	Age	Position
Jonathan Adams	53	Chief Executive Officer and Chief Financial Officer
Amrit Shahzad Cuong Do	60 51	President and Secretary Independent Director

According to our Bylaws, the directors shall be elected at the annual meeting of the stockholders and each director shall be elected to serve until his successor shall be elected and shall qualify. A director need not be a stockholder. Directors shall not receive any stated salary for their services as directors or as members of committees, but by resolution of the Board a fixed fee and expenses of attendance may be allowed for attendance at each meeting. The Bylaws shall not be construed to preclude any director from serving the Company in any other capacity as an officer, agent or otherwise, and receiving compensation therefor.

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

Information

Mr. Jonathan Adams has served as the Company’s Chief Executive Officer and Chief Financial Officer since it acquired LAT Pharma LLC on April 11, 2016. He founded LAT Pharma LLC and served as its Chief Executive Officer prior to its acquisition. Mr. Adams has over 26 years of biopharmaceutical industry experience, including corporate finance, company acquisitions and licensing deals, marketing and sales support. At Searle Pharmaceuticals he was a member of the global launch team for Celebrex, and he has worked on launching numerous new drugs and medical devices. Mr. Adams earned a BS at Cornell University and an MBA at the Tuck School at Dartmouth.

Ms. Amrit Shahzad has served as the Company’s President and Secretary since it acquired LAT Pharma LLC on April 11, 2016. Ms. Shahzad has worked in the biopharmaceutical industry for more than 25 years. Prior to starting her own consulting firm in 2014, she worked in a variety of leadership roles at Roche, Amgen and Ikaria, and has been on the board of several startup companies. She has extensive business and corporate development experience including corporate venture funds. Her transactional experience spans multiple therapeutic areas, technologies, and platforms. Ms. Shahzad holds a medical degree (MBBS) from Lady Hardinge Medical College in New Delhi, India, and an MBA from Rutgers University.

Mr. Cuong Do is currently Executive Vice President, Global Strategy Group, at Samsung. Mr. Do helps to set the strategic direction for Samsung Group’s diverse business portfolio. He was previously the Chief Strategy Officer for Merck, a leading US pharmaceuticals company, Tyco Electronics, and Lenovo. Mr. Do is a former senior partner at McKinsey & Company, where he spent 17 years and helped build the healthcare, high tech and corporate finance practices. He holds a BA from Dartmouth College, and an MBA from the Tuck School of Business at Dartmouth.

Qualifications

Jonathan Adams’s qualifications to serve on our Board of Directors are primarily based on his founding of LAT Pharma LLC and his over 26 years of biopharmaceutical industry experience. As Chief Executive of LAT Pharma LLC, Mr. Adams worked to develop CIPT Technology and secured Orphan Drug Designation for a BIV201 analogue (this new drug candidate is no longer in development). Mr. Adams’s biopharmaceutical experience includes work in corporate finance, company acquisitions and licensing deals, marketing and sales support.

Amrit Shahzad’s qualifications to serve on our Board of Directors are primarily based on her more than 25 years of biopharmaceutical industry experience. Prior to starting her own consulting firm in 2014, Ms. Shahzad worked in a variety of leadership roles at Roche, Amgen and Ikaria, and has been on the board of several startup companies. She has extensive business and corporate development experience including corporate venture funds. Her transactional experience spans multiple therapeutic areas, technologies, and platforms.

Cuong Do’s qualifications to server on our Board of Directors are primarily based on his decades of experience as an executive in the pharma, biotech, and other high technology industries. . He was previously the Chief Strategy Officer for Merck, a leading US pharmaceuticals company, Tyco Electronics, and Lenovo. Mr. Do is a former senior partner at McKinsey & Company, where he spent 17 years and helped build the healthcare, high tech and corporate finance practices.

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

We have not paid any compensation to any of our executive officers, however, we did accrue the Chief Executive Officer’s salary per the employment agreements effective July 1, 2013 and subsequently April 11, 2016.

Summary Compensation Table

	Annual Compensation			Long Term Compensation
Name and Principal Position	Year (1)	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Jonathan Adams
Chief Executive Officer and Chief Financial Officer, Treasurer and Corporate Secretary	2016	$250,000	$—	$—	$7,875	$—	$—	$—	$259,025

Elliot Ehrlich
Chief Executive Officer and Chief Financial Officer, Treasurer and Corporate Secretary	2015	$150,000	$—	$—	$—	$—	$—	$—	$150,000
	2014	$150,000	$—	$—	$—	$—	$—	$—	$150,000

_____________________________________

 (1) We were incorporated on April 10, 2013.

Employment Agreement

On April 11, 2016, the Company entered into an employment agreement with the Company’s Chief Executive Officer paying $250,000 in annual salary. The agreement was effective beginning April 11, 2016 and expires on April 10, 2019.

Option/SAR Grants

In connection with the employment agreement signed with the Chief Financial Officer on April 11, 2016, Jonathan Adams received options to acquire 3 million shares exercisable at $0.06 per share, the closing price on that date. These Options Group A shall become vested and exercisable (i) as to 1 million shares on April 11, 2017, (ii) as to 1 million shares on April 11, 2018, and (iii) as to 1 million shares on April 11, 2019.

No other stock options had been granted as of June 30, 2016.

Long-Term Incentive Plans and Awards

Other than the options granted to the Chief Executive Officer as described above, the Company does not have any long-term incentive plans that provide compensation intended to serve as incentive for performance. Since prior to this grant, no individual grants or agreements regarding future payouts under non-stock price-based plans had been made to any executive officer or any Director or any employee or consultant since our inception, no future payouts under non-stock price-based plans or agreements had been granted or entered into or exercised by our officer or Director or employees or consultants.

Compensation of Directors

There are no arrangements pursuant to which our Director is or will be compensated in the future for any services provided as a Director.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Long-Term Incentive Plans and Awards

Other than the options granted to the Chief Executive Officer on April 11, 2016 as described previously, the Company does not have any long-term incentive plans that provide compensation intended to serve as incentive for performance. Since prior to this grant, no individual grants or agreements regarding future payouts under non-stock price-based plans had been made to any executive officer or any Director or any employee or consultant since our inception, no future payouts under non-stock price-based plans or agreements had been granted or entered into or exercised by our officer or Director or employees or consultants.

 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the ownership of the Common Stock by (a) each person who, to the best of our knowledge, beneficially owned on that date more than 5% of our outstanding Common Stock, (b) each of our Directors and executive officers and (c) all current Directors and executive officers as a group. The following table is based upon an aggregate of 87,160,001 shares of our Common Stock outstanding as of the date of this prospectus.

Name and Address of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned or Right to Direct Vote (1)	Percent of Common Stock Beneficially Owned or Right to Direct Vote (1)

Jonathan Adams	6,168,066	7.1%

Amrit Shahzad	1,298,512	1.5%

Cuong Do	2,671,354	3.1%

All Directors and executive officers as a group (Three persons):	10, 137, 932	11.6%

Other 5% or Greater Beneficial Owners:

Elliot Ehrlich 9511 Collins Ave #807 Surfside, FL 33154	7,400,000	8.5%

Leo and Helene Ehrlich (2) 7846 Tennyson Ct. Boca Raton, FL 33433	8,500,000	9.75%

Rebecca Guttman (2) 655 Ibsen St., Woodmere, NY 11598	8,500,000	9.75%

RGN Brothers Trust	8,500,000	9.75%

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

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

None

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table shows what Weinberg & Baer LLC billed for the audit and other services for the years ended June 30, 2016 and 2015.

	Year Ended June 30, 2016	Year Ended June 30, 2015
Audit Fees	$12,000	$12,000
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total	$12,000	$12,000

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

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Regulation Number	Exhibit
31.1	Rule 13a-14(a) Certification
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOVIE INC. (F/K/A NANOANTIBIOTICS, INC.)

Signature	Titles	Date
/s/ Jonathan Adams
Jonathan Adams	Chief Executive Officer and Chief Financial Officer	September 28, 2016

/s/ Amrit Shahzad
Amrit Shahzad	President and Secretary	September 28, 2016