Form 10-Q
period 2016-09-30
BIOVIE INC.
filed 2016-11-16
CIK 1580149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2016

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________to _____________

Commission File Number: 333-190635

BIOVIE INC. (F/K/A NANOANTIBIOTICS, INC)

(Exact name of registrant as specified in its charter)

Nevada	46-2510769
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 Cummings Center, Suite 247-C
Beverly, MA 01915
(Address of principal executive offices, Zip Code)

(312)-283-5793
(Registrant's telephone number, including area code)

NANOANTIBIOTICS, INC.
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

Yes ☐                                          No ☒

The number of shares outstanding of each of the issuer's classes of common equity, as of September 30, 2016 was 87,210,000

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

All statements other than statements of historical fact are statements that could be deemed forward-looking statements. The Company assumes no obligation and does not intend to update these forward-looking statements, except as required by law. When used in this report, the terms “BioVie”, “Company”, “we”, “our”, and “us” refer to BioVie, Inc.

Part 1.  Financial Information

Item 1.  Financial Statements

BIOVIE INC. (F/K/A NANOANTIBIOTICS, INC.)
BALANCE SHEETS

	September 30,	June 30,
	2016	2016
ASSETS	(unaudited)	(audited)

CURRENT ASSETS:
Cash	8,745	123,757
Prepaid expenses	—	6,982
Total Current Assets	8,745	130,739

OTHER ASSETS:
Intangible Assets (Net of Amortization)	2,185,390	2,242,734
Goodwill	345,711	345,711
Total Other Assets	2,531,101	2,588,445

TOTAL ASSETS	2,539,846	2,719,184

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts Payable and accrued expenses	381,289	293,633
Loan payable	8,000	—
Related Party Loan	10,000	10,000
Accrued Payroll	562,112	499,612
Total Current Liabilities	961,401	803,245

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock; $0.001 par value; 10,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $0.0001 par value; 300,000,000 shares authorized; shares issued and 87,210,000 and 87,160,000 shares issued and outstanding, respectively	8,721	8,716
Additional paid in capital	2,925,403	2,911,560
Accumulated deficit	(1,355,679)	(1,004,337)
Total Stockholders' Equity (Deficit)	1,578,445	1,915,939

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	2,539,846	2,719,184

See accompanying notes to financial statement

BIOVIE INC. (F/K/A NANOANTIBIOTICS, INC.)
STATEMENTS OF OPERATION (UNAUDITED)

	For the Three Months Ended	For the Three Months Ended
	September 30,	September 30,
	2016	2015
	(unaudited)	(unaudited)
REVENUE:
Sales	$—	$—
	—	—

COST OF GOODS SOLD	—	—

GROSS MARGIN	—	—

OPERATING EXPENSES
Amortization	57,344	—
Research and development expenses	127,270	—
Payroll expenses	71,348	40,369
Professional fees	93,165	10,957
Selling, general and administrative expenses	2,226	3,301
TOTAL OPERATING EXPENSES	351,353	54,627

LOSS FROM OPERATIONS	(57,854)	(49,042)

OTHER EXPENSE (INCOME)
Interest expense	—	—
Interest income	(11)	(61)
TOTAL OTHER EXPENSE (INCOME)	(11)	(61)

NET LOSS	$(351,342)	$(54,566)

NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING, BASIC AND DILUTED	87,205,550	87,210,000

See accompanying notes to financial statement

BIOVIE INC. (F/K/A NANOANTIBIOTICS, INC.)
STATEMENT OF STOCKHOLDERS' DEFICIT

				Prepaid
				Services
			Additional	Paid with		Total
	Common Stock		Paid in	Common	Accumulated	Stockholders'
	Shares	Amount	Capital	Sock	Deficit	Deficit

Balance, June 30, 2015	87,210,000	$8,721	$514,485	$(4,911)	$(572,414)	$(54,119)

Retirement of Shares	(39,869,999)	(5)				(5)

Shares Issued for Acquisition	39,820,000		2,397,075			2,397,075

Prepaid service paid with common stock				4,911		4,911

Net loss	—	—	—	—	(431,923)	(431,923)

Balance, June 30, 2016	87,160,001	8,716	2,911,560	—	(1,004,337)	(1,915,939)

Option vested (unaudited)	—	—	8,848			8,848

Issuance of Shares (unaudited)	49,999	5	4,995			5,000

Net loss (unaudited)					(351,342)	(351,342)

Balance, September 30, 2016 (unaudited)	87,210,000	8,721	2,925,403	—	(1,355,679)	(1,578,445)

See accompanying notes to financial statement

BIOVIE INC. (F/K/A NANOANTIBIOTICS, INC.)
STATEMENT OF CASH FLOWS (UNAUDITED)

	For the Three	For the Three
	Months Ended	Months Ended
	September 30, 2016	September 30, 2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(351,342)	$(54,566)
Adjustments to reconcile net loss to net cash to cash used by operating activities:
Amortization of prepaid services paid with common stock		1890
Amortization of intangible assets	57,344
Share based compensation expense	8.848
Changes in operating assets and liabilities
Decrease in prepaid expenses	6,982	1,500
Increase (decrease) in:
Accounts Payable	87,656	8,842
Accrued Payroll	62,500	40,369
Net cash used by operating activities	(128,012)	(1,965)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash used by investing activities	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loan payable	8,000
Proceeds from issuance of common stock	5,000
Net cash provided by financing activities	13,000	—

Net decrease in cash	(115,012)	(1,965)

Cash, beginning of period	123,757	267,481

Cash, end of period	$8,745	$265,516

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$—	$—
Cash paid for income tax	$—	$—

See accompanying notes to financial statement

BIOVIE INC. (F/K/A NANOANTIBIOTICS, INC.)

Notes to Financial Statements

For the Three Months Ended September 30, 2016 and 2015

(unaudited)

1.	Background Information

BioVie Inc. (F/K/A NanoAntibiotics, Inc.) (the “Company”) is a development stage enterprise that was incorporated in the state of Nevada on April 10, 2013.  The Company is engaged in the discovery, development and commercialization of a therapy targeting ascites due to liver cirrhosis. Ascites due to liver cirrhosis is a life-threatening condition affecting about 100,000 Americans and many times more worldwide. Our therapy BIV201 is based on a drug that’s approved in about 50 countries to treat related complications of liver cirrhosis (part of the same disease pathway as ascites), but not yet available in the US. BIV201’s active agent is a potent vasoconstrictor and has shown efficacy for reducing portal hypertension in studies around the world. The goal is for BIV201 to interrupt the ascites disease pathway, thereby halting the cycle of accelerating fluid generation in ascites patients. The BIV201 development program began at LAT Pharma LLC. On April 11, 2016, the Company acquired LAT Pharma LLC and the rights to its BIV201 development program. We currently own all development and marketing rights to our drug candidate, except as noted previously, the Company and PharmaIN have exchanged small (low single-digit) ownership rights to each other’s ascites drug development programs. The Company recently filed patent applications for its drug candidate in the US and Japan, as well as a PCT in Europe. We are currently completing the work necessary to file our investigational new drug (IND) application, and aim to commence clinical trials should the FDA approve our application.

The Company’s activities are subject to significant risks and uncertainties including failure to secure additional funding to properly execute the company’s business plan.

2.	Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the three months ended September 30, 2016, the Company had a net loss of $351,342.  As of September 30, 2016, the Company has not earned any revenues. In view of these matters, the Company’s ability to continue as a going concern is dependent upon the Company’s ability to begin operations and to achieve a level of profitability. Since inception, the Company has financed its activities principally from the sale of public equity securities. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes and proceeds from sub-licensing agreements until such time that funds provided by operations are sufficient to fund working capital requirements. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Cash

Cash is maintained at financial institutions and, at times, balances may exceed federally insured limits. We have never experienced any losses related to these balances. All of our cash balances were fully insured at September 30, 2016.

Financial Instruments

The Company’s financial instruments include cash and accounts payable. The carrying amounts of cash and accounts payable approximate their fair value, due to the short-term nature of these items.

Research and Development

Research and development costs are charged to operations when incurred and are included in operating expenses. The Company expensed $127,270 for research and development for the quarter ended September 30, 2016.

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

The Company follows the provisions of FASB ASC 740-10 “Uncertainty in Income Taxes” (ASC 740-10), January 1, 2007. The Company has not recognized a liability as a result of the implementation of ASC 740-10. A reconciliation of the beginning and ending amount of unrecognized tax benefits has not been provided since there are no unrecognized benefits at September 30, 2016 and since the date of adoption. The Company has not recognized interest expense or penalties as a result of the implementation of ASC 740-10. If there were an unrecognized tax benefit, the Company would recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.

Earnings (Loss) per Share

Basic earnings per share are computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share are computed by dividing net income by the weighted average number of shares of common stock outstanding and dilutive options outstanding during the year. For the quarter ended September 30, 2016 all outstanding options have been excluded from the calculation of the diluted net loss per share since their effect was anti-dilutive.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2016. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accrued payroll.

Recent accounting pronouncements

The Company has reviewed recent accounting pronouncements issued by the FASB (including its EITF), the AICPA, and the SEC and did not or are not believed by management to have a material impact on the Company’s financial statements.

 4. Related Party Loan

LAT Pharma was given a zero-interest bearing loan by the company’s General Partner, Jonathan Adams in the amount of $5,000 in August 2015 and $5,000 in November 2015. The total of $10,000 was outstanding when the Company merged with LAT Pharma. As of September 30th, 2016 the Company has an outstanding balance of $10,000 payable on demand to the CEO, Jonathan Adams.

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

Deferred taxes are recorded for all existing temporary differences in the Company’s assets and liabilities for income tax and financial reporting purposes. Due to the valuation allowance for deferred tax assets, as noted below, there were no net deferred tax benefit or expense for the quarter ended September 30, 2016.

There is no current or deferred income tax expense or benefit allocated to continuing operations for the quarter ended September 30, 2016.

The provision for income taxes is different from that which would be obtained by applying the statutory federal income tax rate to income before income taxes. The items causing this difference are as follows:

	September 30, 2016	June 30, 2016
Tax expense (benefit) at U.S. statutory rate	$(119,460)	$(146,889)
State income tax expense (benefit), net of federal benefit	(17,568)	(21,659)
Effect of non-deductible expenses
Other
Change in valuation allowance	137,028	168,548
	$—	$—

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at September 30, 2016 were as follows:

Deferred tax assets (liability), noncurrent:
Net operating loss	$528,876
Valuation allowance	(528,876)
$—

Change in valuation allowance:

Balance, June 30, 2016	$391,848
Increase in valuation allowance	137,028
Balance, September 30, 2016	528,876

Since management of the Company believes that it is more likely than not that the net deferred tax assets will not provide future benefit, the Company has established a 100 percent valuation allowance on the net deferred tax assets as of September 30, 2016.

As of September 30, 2016, the Company had federal and state net operating loss carry-forwards totaling approximately $1,355,679 which begin expiring in 2022.

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

$2,303,682	Assets Purchased
260,193	Liabilities Assumed
2,043,489	Net Assets Purchased
2,389,200	Purchase Price
$345,711	Goodwill from Purchase

Intangible asset detail

$2,293,770	Intangible Intellectual Property
345,711	Goodwill
$2,639,481	Intangible Asset from Purchase

Under the 338(h)(10) election, all goodwill and intangibles related to the acquisition of LAT Pharma will be fully deductible for tax purposes.

The intangible intellectual property is amortized over 10 years.

	September 2016	September 2015
Intangible Assets subject to Amortization	$2,293,770	$—
Amortization Expense in current year	$57,344	$—
Accumulated Amortization at year end	$108,380	$—

The previous year amortization expense has been amortized for the period from April 11, 2016 to June 30, 2016. The estimated Amortization expense for each of the five succeeding fiscal years will be approximately $229,300 per year.

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

The following key assumptions were used in the valuation model to value stock option grants for each respective period:

Valuation Date	4/11/2016	4/11/2016	4/11/2016
Stock Price	$0.06	$0.06	$0.06
Exercise Price	$0.06	$0.06	$0.06
Term (expected term for options)	1.00	2.00	3.00
Volatility	56.49%	58.45%	97.82%
Annual Rate of Quarterly Dividends	0.00%	0.00%	0.00%
Discount Rate - Bond Equivalent Yield	0.53%	0.70%	0.85%
Call Option Value ($Millions)	$0.01	$0.02	$0.04
Fair Value	$13,467	$19,523	$36,489

 Stock option transactions under the Company’s plans for the years ended June 30, 2016 is summarized below:

Weighted
		Weighed-	Average	Aggregate
		Average	Remaining	Intrinsic
	Shares	Exercise	Contractual	Value
Options	(Thousands)	Price	Term	(Thousands)
Outstanding at July 1, 2015	-	-	-	-
Granted	3,000	0.06	2	-
Exercised	-	-	-	-
Forfieted	-	-	-	-
Outstanding at June 30, 2016	3,000	0.06	2	-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfieted	-	-	-	-
Outstanding at September 30, 2016	3,000	0.06	2	-

The compensation expense includes $8,848 related to the stock options described above.

9. Loan Payable

LAT Pharma was given a zero-interest bearing loan from Barrett Ehrlich for $8,000. Barrett Ehrlich made a payment to Hayden IR, LLC directly on behalf of LAT Pharma. As of September 30th, 2016 the Company has an outstanding balance of $8,000 payable on demand to Barrett Ehrlich.

 10. Subsequent Event

Subsequent to September 30, 2016, the Company sold 500,000 shares of common stock for 20 cents per share for total proceeds of $100,000.

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

We have incurred $351,342 of operating expenses for the quarter ended September 30, 2016.  We are now engaged in organizational activities and sourcing compounds and materials. We anticipate incurring other costs associated with equipment purchases and general and administrative expenses, including employee salaries and benefits, legal expenses, and other costs associated with an early stage, publicly-traded company.

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

The Company had approximately $8,745 of cash on hand at September 30, 2016 and will be unable to proceed with its planned drug development, meet its administrative expense requirements, capital costs, or staffing costs without obtaining additional net financing of approximately $250,000 to $500,000 to meet its near-term budgetary needs.

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

Capital Resources and Liquidity

As of September 30, 2016, we had $8,745 of cash on hand in our corporate bank account. The Company is considered to be a development stage company and will continue in the development stage until generating revenues from the sales of its products or services. As a result, the report of the independent registered public accounting firm on our financial statements as of June 30, 2016, contains an explanatory paragraph regarding a substantial doubt about our ability to continue as a going concern.

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

If we are unable to raise additional funds, we will need to do one or more of the following

•	delay, scale-back or eliminate some or all of our research and product development programs;
•	provide licenses to third parties to develop and commercialize products or technologies that we would otherwise seek to develop and commercialize ourselves;
•	seek strategic alliances or business combinations;
•	attempt to sell our company;
•	cease operations; or
•	declare bankruptcy.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable

Item 4.  Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2016 covered by this Quarterly Report on Form 10-Q.  Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act. This conclusion by the Company’s Chief Executive Officer and Chief Financial Officer does not relate to reporting periods after September 30, 2016.

Changes in Internal Control over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the quarter ended September 30, 2016, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

NANOANTIBIOTICS, INC.

Signature	Titles	Date
/s/ Jonathan Adams
Jonathan Adams	Chief Executive Officer, Chief Financial Officer, Principal Executive Officer, Principal Accounting Officer	November 16, 2016