Form 10-Q/A
period 2016-09-30
BIOVIE INC.
filed 2017-01-19
CIK 1580149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Amendment No. 1

to

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

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to the registrant’s Quarterly Report on Form 10-Q which was filed with the Securities and Exchange Commission on November 16, 2016 for the quarter ended September 30, 2016 (the “Form 10-Q”), is to correct the Loss From Operations figures disclosed within the Statement of Operations.

Except for the matters described above, this Report does not modify or update disclosures in, or exhibits to, the Form 10-Q. This Report speaks as of the original filing date and does not reflect events that may have occurred subsequent to the original filing date.

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

Part 1.  Financial Information

Item 1.  Financial Statements

BIOVIE INC. (F/K/A NANOANTIBIOTICS, INC.)
BALANCE SHEETS

	September 30,	June 30,
	2016	2016
ASSETS	(unaudited)	(audited)

CURRENT ASSETS:
Cash	8,745	123,757
Prepaid expenses	—	6,982
Total Current Assets	8,745	130,739

OTHER ASSETS:
Intangible Assets (Net of Amortization)	2,185,390	2,242,734
Goodwill	345,711	345,711
Total Other Assets	2,531,101	2,588,445

TOTAL ASSETS	2,539,846	2,719,184

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts Payable and accrued expenses	381,289	293,633
Loan payable	8,000	—
Related Party Loan	10,000	10,000
Accrued Payroll	562,112	499,612
Total Current Liabilities	961,401	803,245

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock; $0.001 par value; 10,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $0.0001 par value; 300,000,000 shares authorized; shares issued and 87,210,000 and 87,160,000 shares issued and outstanding, respectively	8,721	8,716
Additional paid in capital	2,925,403	2,911,560
Accumulated deficit	(1,355,679)	(1,004,337)
Total Stockholders' Equity (Deficit)	1,578,445	1,915,939

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	2,539,846	2,719,184

See accompanying notes to financial statement

BIOVIE INC. (F/K/A NANOANTIBIOTICS, INC.)
STATEMENTS OF OPERATION (UNAUDITED)

	For the Three Months Ended	For the Three Months Ended
	September 30,	September 30,
	2016	2015
	(unaudited)	(unaudited)
REVENUE:
Sales	$—	$—
	—	—

COST OF GOODS SOLD	—	—

GROSS MARGIN	—	—

OPERATING EXPENSES
Amortization	57,344	—
Research and development expenses	127,270	—
Payroll expenses	71,348	40,369
Professional fees	93,165	10,957
Selling, general and administrative expenses	2,226	3,301
TOTAL OPERATING EXPENSES	351,353	54,627

LOSS FROM OPERATIONS	(351,353)	(54,627)

OTHER EXPENSE (INCOME)
Interest expense	—	—
Interest income	(11)	(61)
TOTAL OTHER EXPENSE (INCOME)	(11)	(61)

NET LOSS	$(351,342)	$(54,566)

NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING, BASIC AND DILUTED	87,205,550	87,210,000

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

NANOANTIBIOTICS, INC.

Signature	Titles	Date
/s/ Jonathan Adams
Jonathan Adams	Chief Executive Officer, Chief Financial Officer, Principal Executive Officer, Principal Accounting Officer	January 19, 2017