Form 10-Q
period 2016-12-31
BIOVIE INC.
filed 2017-02-07
CIK 1580149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2016

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

Yes ☐                                          No ☒

The number of shares outstanding of each of the issuer's classes of common equity, as of December 31, 2016 was 87,685,000.

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

Part 1.  Financial Information

Item 1.  Financial Statements

BIOVIE INC. (F/K/A NANOANTIBIOTICS, INC.)

BALANCE SHEETS

	December 31,	June 30,
	2016	2016
ASSETS	(unaudited)	(audited)

CURRENT ASSETS:
Cash	4,519	123,757
Prepaid expenses	—	6,982
Total Current Assets	4,519	130,739

OTHER ASSETS:
Intangible Assets (Net of Amortization)	2,128,046	2,242,734
Goodwill	345,711	345,711
Total Other Assets	2,473,757	2,588,445

TOTAL ASSETS	2,478,276	2,719,184

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts Payable and accrued expenses	506,254	293,633
Loan payable	10,500	—
Related Party Loan	10,000	10,000
Accrued Payroll	624,612	499,612
Total Current Liabilities	1,151,366	803,245

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock; $0.001 par value; 10,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $0.0001 par value; 300,000,000 shares authorized; 87,685,000 and 87,160,001 shares issued and outstanding, respectively	8,769	8,716
Additional paid in capital	3,031,619	2,911,560
Accumulated deficit	(1,713,478)	(1,004,337)
Total Stockholders' Equity (Deficit)	1,326,910	1,915,939

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	2,478,276	2,719,184

See accompanying notes to financial statement

BIOVIE INC. (F/K/A NANOANTIBIOTICS, INC.)

STATEMENT OF OPERATIONS (UNAUDITED)

	For the Three Months	For the Three Months	For the Six Months	For the Six Months
	Ended	Ended	Ended	Ended
	December 31,	December 31,	December 31,	December 31,
	2016	2015	2016	2015
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
REVENUE:
Sales	$—	$—	—	—
	—	—

COST OF GOODS SOLD	—	—	—	—

GROSS MARGIN	—	—	—	—

OPERATING EXPENSES
Amortization	57,344	—	114,689	—
Research and development expenses	128,559	—	255,829	—
Payroll expenses	71,348	40,369	142,696	80,738
Professional fees	93,015	7,060	186,179	18,017
Selling, general and administrative expenses	7,533	2,499	9,760	5,800
TOTAL OPERATING EXPENSES	357,799	49,928	709,152	104,555

LOSS FROM OPERATIONS	(357,799)	(49,928)	(709,152)	(104,555)

OTHER EXPENSE (INCOME)
Interest expense	—	—	—	—
Interest income	(0)	(50)	(11)	(111)
TOTAL OTHER EXPENSE (INCOME)	(0)	(50)	(11)	(111)

NET LOSS	$(357,799)	$(49,878)	(709,141)	(104,444)

NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$(0.00)	$(0.00)	(0.01)	(0.00)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING, BASIC AND DILUTED	87,504,667	87,210,000	87,355,108	87,210,000

See accompanying notes to financial statement

BIOVIE INC. (/K/A NANOANTIBIOTICS, INC.)

STATEMENT OF STOCKHOLDERS’ EQUITY

				Prepaid
				Services
			Additional	Paid with		Total
	Common Stock		Paid in	Common	Accumulated	Stockholders'
	Shares	Amount	Capital	Sock	Deficit	Deficit

Balance, June 30, 2014	87,210,000	8,721	514,485	(12,411)	(339,406)	171,389

Amortization of Prepaid services paid with common stock	—	—	—	7,500	—	7,500

Net loss	—	—	—	—	(233,008)	(233,008)

Balance, June 30, 2015	87,210,000	8,721	514,485	(4,911)	(572,414)	(54,119)

Retirement of Shares	(39,869,999)	(5)	—	—	—	(5)

Shares Issued for Acquisition	39,820,000	—	2,397,075	—	—	2,397,075

Prepaid services paid with common stock	—	—	—	4,911	—	4,911

Net loss	—	—	—	—	(431,923)	(431,923)

Balance, June 30, 2016	87,160,001	8,716	2,911,560	—	(1,004,337)	1,915,939

Options vested (unaudited)	—	—	20,112	—	—	20,112

Issuance of Shares (unaudited)	524,999	53	99,947	—	—	99,999

Net loss (unaudited)	—	—	—	—	(709,141)	(709,141)

Balance,December 31, 2016 (unaudited)	87,685,000	8,769	3,031,619	—	(1,713,478)	1,326,909

See accompanying notes to financial statement

BIOVIE INC. (F/K/A NANOANTIBIOTICS, INC.)

STATEMENT OF CASH FLOWS (UNAUDITED)

	For the Six Months	For the Six Months
	Ended	Ended
	Ended December 31,	Ended December 31,
	2016	2015
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(709,141)	$(104,444)
Adjustments to reconcile net loss to net cash to cash used by operating activities:
Amortization of prepaid services paid with common stock		3,781
Amortization of intangible assets	114,689
Share based compensation expense	20,125
Changes in operating assets and liabilities
Decrease in prepaid expenses	6,982	2,000
Increase (decrease) in:
Accounts Payable	212,621	—
Accrued Payroll	125,000	80,738
Net cash used by operating activities	(229,725)	(17,925)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash used by investing activities	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loan payable	10,500
Proceeds from issuance of common Stock	99,987
Net cash provided by financing activities	110,487	—

Net decrease in cash	(119,238)	(17,925)

Cash, beginning of period	123,757	267,481

Cash, end of period	$4,519	$249,556

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid for interest	$—	$—
Cash paid for income tax	$—	$—

See accompanying notes to financial statement

BIOVIE INC. (F/K/A NANOANTIBIOTICS, INC.)

Notes to Financial Statements

For the Six Months Ended December 31, 2016 and 2015

(unaudited)

1.	Background Information

BioVie Inc. (F/K/A NanoAntibiotics, Inc.) (the “Company”) is a development stage enterprise that was incorporated in the state of Nevada on April 10, 2013.  The Company is engaged in the discovery, development and commercialization of a therapy targeting ascites due to liver cirrhosis. Ascites due to liver cirrhosis is a life-threatening condition affecting about 100,000 Americans and many times more worldwide. Our therapy BIV201 is based on a drug that’s approved in about 40 countries to treat related complications of liver cirrhosis (part of the same disease pathway as ascites), but not yet available in the US. BIV201’s active agent is a potent vasoconstrictor and has shown efficacy for reducing portal hypertension in studies around the world. The goal is for BIV201 to interrupt the ascites disease pathway, thereby halting the cycle of accelerating fluid generation in ascites patients. The BIV201 development program began at LAT Pharma LLC. On April 11, 2016, the Company acquired LAT Pharma LLC and the rights to its BIV201 development program. We currently own all development and marketing rights to our drug candidate, except as noted previously, the Company and PharmaIN have exchanged small (low single-digit) ownership rights to each other’s ascites drug development programs. The Company recently filed patent applications for its drug candidate in the US and Japan, as well as a PCT in Europe. We are currently completing the work necessary to file our investigational new drug (IND) application, and aim to commence clinical trials should the FDA approve our application.

The Company’s activities are subject to significant risks and uncertainties including failure to secure additional funding to properly execute the company’s business plan.

2.	Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the six months ended December 31, 2016, the Company had a net loss of $709,141.  As of December 31, 2016, the Company has not earned any revenues. In view of these matters, the Company’s ability to continue as a going concern is dependent upon the Company’s ability to begin operations and to achieve a level of profitability. Since inception, the Company has financed its activities principally from the sale of public equity securities. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes and proceeds from sub-licensing agreements until such time that funds provided by operations are sufficient to fund working capital requirements. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Cash

Cash is maintained at financial institutions and, at times, balances may exceed federally insured limits. We have never experienced any losses related to these balances. All of our cash balances were fully insured at December 31, 2016.

Financial Instruments

The Company’s financial instruments include cash and accounts payable. The carrying amounts of cash and accounts payable approximate their fair value, due to the short-term nature of these items.

Research and Development

Research and development costs are charged to operations when incurred and are included in operating expenses. The Company expensed $255,829 for research and development for the six months ended December 31, 2016.

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

The Company follows the provisions of FASB ASC 740-10 “Uncertainty in Income Taxes” (ASC 740-10), January 1, 2007. The Company has not recognized a liability as a result of the implementation of ASC 740-10. A reconciliation of the beginning and ending amount of unrecognized tax benefits has not been provided since there are no unrecognized benefits at December 31, 2016 and since the date of adoption. The Company has not recognized interest expense or penalties as a result of the implementation of ASC 740-10. If there were an unrecognized tax benefit, the Company would recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.

Earnings (Loss) per Share

Basic earnings per share are computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per common share are computed by dividing net income by the weighted average number of shares of common stock outstanding and dilutive options outstanding during the period. For the six months ended December 31, 2016 all outstanding options have been excluded from the calculation of the diluted net loss per share since their effect was anti-dilutive.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2016. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accrued payroll.

Recent accounting pronouncements

The Company has reviewed recent accounting pronouncements issued by the FASB (including its EITF), the AICPA, and the SEC and did not or are not believed by management to have a material impact on the Company’s financial statements.

4. Related Party Loan

LAT Pharma was given a zero-interest bearing loan by the company’s General Partner, Jonathan Adams in the amount of $5,000 in August 2015 and $5,000 in November 2015. The total of $10,000 was outstanding when the Company merged with LAT Pharma. As of December 31th, 2016 the Company has an outstanding balance of $10,000 payable on demand to the CEO, Jonathan Adams.

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

Deferred taxes are recorded for all existing temporary differences in the Company’s assets and liabilities for income tax and financial reporting purposes. Due to the valuation allowance for deferred tax assets, as noted below, there were no net deferred tax benefit or expense for the six months ended December 31, 2016.

There is no current or deferred income tax expense or benefit allocated to continuing operations for the six months ended December 31, 2016.

The provision for income taxes is different from that which would be obtained by applying the statutory federal income tax rate to income before income taxes. The items causing this difference are as follows:

	December 31, 2016	June 30, 2016
Tax expense (benefit) at U.S. statutory rate	$(241,116)	$(111,343)
State income tax expense (benefit), net of federal benefit	(35,458)	(16,374)
Effect of non-deductible expenses
Other
Change in valuation allowance	276,574	127,717
	$—	$—

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2016 were as follows:

Deferred tax assets (liability), noncurrent:
Net operating loss	$668,422
Valuation allowance	(668,422)
$—

 Change in valuation allowance:

Balance, June 30, 2016	$391,848
Increase in valuation allowance	276,574
Balance, December 31, 2016	668,422

Since management of the Company believes that it is more likely than not that the net deferred tax assets will not provide future benefit, the Company has established a 100 percent valuation allowance on the net deferred tax assets as of December 31, 2016.

As of December 31, 2016, the Company had federal and state net operating loss carry-forwards totaling approximately $1,700,000 which begin expiring in 2022.

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

$2,303,682	Assets Purchased
260,193	Liabilities Assumed
2,043,489	Net Assets Purchased
2,389,200	Purchase Price
$345,711	Goodwill from Purchase

Intangible asset detail

$2,293,770	Intangible Intellectual Property
345,711	Goodwill
2,639,481	Intangible Asset from Purchase

Under the 338(h)(10) election, intangibles related to the acquisition of LAT Pharma will be fully deductible for tax purposes.

The intangible intellectual property is amortized over 10 years.

	December 2016	December 2015
Intangible Assets subject to Amortization	$2,293,770	$—
Amortization Expense in current year	$57,344	$—
Accumulated Amortization at year end	$165,724	$—

The previous year amortization expense has been amortized for the period from April 11, 2016 to June 30, 2016. The estimated Amortization expense for each of the five succeeding fiscal years will be approximately $229,300 per year.

8. Stockholders’ Equity

Offering of Stock Options

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

The Company issued stock options to consultants and board of directors for services provided to the company. The following key assumptions were used in the valuation model to value stock option grants for each respective period:

Valuation Date	11/16/2016	12/18/2016
Stock Price	$0.25	$0.21
Exercise Price	$0.25	$0.21
Term (expected term for options)	2.00	2.00
Volatility	43.12%	43.12%
Annual Rate of Quarterly Dividends	0.00%	0.00%
Discount Rate - Bond Equivalent Yield	1.02%	1.15%
Call Option Value ($Millions)	$0.06	$0.05
Fair Value	$30,919	$15,646

Stock option transactions under the Company’s plans for the years ended December 31st, 2016 is summarized below:

Weighted
		Weighed-	Average	Aggregate
		Average	Remaining	Intrinsic
	Shares	Exercise	Contractual	Value
Options	(Thousands)	Price	Term	(Thousands)
Outstanding at June 30, 2016	3,000	0.06	2	-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Outstanding at September 30, 2016	3,000	0.06	2	-
Granted	800	0.24	2	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Outstanding at December 31, 2016	3,800	0.10	2	-

The compensation expense includes $8,848 related to the stock options described above. The Legal and Professional fee includes $2,416 related to the stock options described above.

Offerings of Common Stock and Warrants

In September 2016, the Company sold and issued an aggregate of 49,999 shares of common stock in a private placement transaction for aggregate gross proceeds of approximately $5,000. The purchase price for the common stock was $0.10 per share.

In October 2016, the Company sold and issued an aggregate of 225,000 shares of common stock and warrants to purchase 112,500 shares of common stock in a private placement transaction for aggregate gross proceeds of approximately $45,000. The purchase price for the common stock and warrants was $0.20 per unit. The warrants are exercisable at an exercise price of $0.50 at any time from date of issuance until 5 years from the date of issuance.

In November 2016, the Company sold and issued an aggregate of 250,000 shares of common stock and warrants to purchase 125,000 shares of common stock in a private placement transaction for aggregate gross proceeds of approximately $50,000. The purchase price for the common stock and warrants was $0.20 per unit. The warrants are exercisable at an exercise price of $0.50 at any time from date of issuance until 5 years from the date of issuance.

9. Subsequent Event

Subsequent to December 31, 2016, the Company sold and issued an aggregate of 100,000 shares of common stock and warrants to purchase 50,000 shares of common stock in a private placement transaction for aggregate gross proceeds of approximately $20,000. The purchase price for the common stock and warrants was $0.20 per unit. The warrants are exercisable at an exercise price of $0.50 at any time from date of issuance until 5 years from the date of issuance.

On January 4, 2017, the Company, entered into a common stock purchase agreement (the “Purchase Agreement”) with Aspire Capital Fund, LLC, an Illinois limited liability company (“Aspire Capital”) which provides that, on the terms and subject to the conditions and limitations set forth therein, Aspire Capital is committed to purchase up to an aggregate of $12.0 million of shares of the Company’s common stock over the 30-month term of the Purchase Agreement. On execution of the Purchase Agreement, the Company agreed to sell to Aspire Capital 1,000,000 shares of common stock and warrants to purchase 500,000 shares of common stock for proceeds of $200,000. The Warrant Shares will each have a five-year term and will be exercisable at $0.50 per share. Concurrently with entering into the Purchase Agreement, the Company also entered into a registration rights agreement with Aspire Capital (the “Registration Rights Agreement”), in which the Company agreed to file one or more registration statements, as permissible and necessary to register under the Securities Act of 1933, as amended (the “Securities Act”), registering the sale of the shares of the Company’s common stock that have been and may be issued to Aspire Capital under the Purchase Agreement.

Under the Purchase agreement, after the Securities and Exchange Commission (the “SEC”) has declared effective the registration statement referred to above, on any trading day selected by the Company, the Company has the right, in its sole discretion, to present Aspire Capital with a purchase notice (each, a “Purchase Notice”), directing Aspire Capital (as principal) to purchase up to 100,000 shares of the Company’s common stock per business day, up to $12.0 million of the Company’s common stock in the aggregate at a per share price (the “Purchase Price”) equal to the lesser of:

  the lowest sale price of the Company’s common stock on the purchase date; or
  the arithmetic average of the three (3) lowest closing sale prices for the Company’s common stock during the twelve (12) consecutive trading days ending on the trading day immediately preceding the purchase date.

In addition, on any date on which the Company submits a Purchase Notice to Aspire Capital in an amount equal to 100,000 shares and the closing sale price of our stock is equal to or greater than $0.30 per share, the Company also has the right, in its sole discretion, to present Aspire Capital with a volume-weighted average price purchase notice (each, a “VWAP Purchase Notice”) directing Aspire Capital to purchase an amount of stock equal to up to 30% of the aggregate shares of the Company’s common stock traded on its principal market on the next trading day (the “VWAP Purchase Date”), subject to a maximum number of shares the Company may determine. The purchase price per share pursuant to such VWAP Purchase Notice is generally 95% of the volume-weighted average price for the Company’s common stock traded on its principal market on the VWAP Purchase Date.

The Purchase Price will be adjusted for any reorganization, recapitalization, non-cash dividend, stock split, or other similar transaction occurring during the period(s) used to compute the Purchase Price. The Company may deliver multiple Purchase Notices and VWAP Purchase Notices to Aspire Capital from time to time during the term of the Purchase Agreement, so long as the most recent purchase has been completed.

The Purchase Agreement provides that the Company and Aspire Capital shall not effect any sales under the Purchase Agreement on any purchase date where the closing sale price of the Company’s common stock is less than $0.10. There are no trading volume requirements or restrictions under the Purchase Agreement, and the Company will control the timing and amount of sales of the Company’s common stock to Aspire Capital. Aspire Capital has no right to require any sales by the Company, but is obligated to make purchases from the Company as directed by the Company in accordance with the Purchase Agreement. There are no limitations on use of proceeds, financial or business covenants, restrictions on future fundings, rights of first refusal, participation rights, penalties or liquidated damages in the Purchase Agreement. In consideration for entering into the Purchase Agreement, concurrently with the execution of the Purchase Agreement, the Company issued to Aspire Capital 2,400,000 shares of the Company’s common stock (the “Commitment Shares”). The Purchase Agreement may be terminated by the Company at any time, at its discretion, without any cost to the Company. Aspire Capital has agreed that neither it nor any of its agents, representatives and affiliates shall engage in any direct or indirect short-selling or hedging of the Company’s common stock during any time prior to the termination of the Purchase Agreement. Any proceeds that the Company receives under the Purchase Agreement are expected to be used for working capital and general corporate purposes.

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

We have incurred $357,799 of operating expenses for the quarter ended December 31, 2016.  We are now engaged in organizational activities and sourcing compounds and materials. We anticipate incurring other costs associated with equipment purchases and general and administrative expenses, including employee salaries and benefits, legal expenses, and other costs associated with an early stage, publicly-traded company.

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

The Company had approximately $4,519 of cash on hand at December 31, 2016 and will be unable to proceed with its planned drug development, meet its administrative expense requirements, capital costs, or staffing costs without obtaining additional net financing of approximately $250,000 to $500,000 to meet its near-term budgetary needs.

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

Capital Resources and Liquidity

As of December 31, 2016, we had $4,519 of cash on hand in our corporate bank account. The Company is considered to be a development stage company and will continue in the development stage until generating revenues from the sales of its products or services. As a result, the report of the independent registered public accounting firm on our financial statements as of June 30, 2016, contains an explanatory paragraph regarding a substantial doubt about our ability to continue as a going concern.

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
• attempt to sell our company;
• cease operations; or
• declare bankruptcy.

We believe that our existing cash and cash equivalents will be sufficient to meet our operating and capital requirements until June 30, 2017. Any debt financing secured by us in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. We may not be able to secure additional debt or equity financing in a timely manner, or at all, which could require us to scale back our business plan and operations.

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

Results of Operations

Research and Development

Research and development expenses were $128,559 for the three months ended December 31, 2016, and were $255,829 for the six months ended December 31, 2016. For the prior year, the Company did not have any research and development expenses. The research and development expenses were primarily due to the expenses incurred for clinical development activities.

Selling, General and Administrative

Selling, general and administrative expenses were $7,533 for the three months ended December 31, 2016, an increase of $5,034, compared to $2,499 for the three months ended December 31, 2015. Selling, general and administrative expenses were $9,760 for the six months ended December 31, 2016, an increase of $3,960, compared to $5,800 for the six months ended December 31, 2015.  The increase over the prior year was primarily due to travel and conference expenses associated with financing activities.

Professional Fees

Professional fees were $93,015 for the three months ended December 31, 2016, an increase of $85,955, compared to $7,060 for the three months ended December 31, 2015. Professional fees were $186,179 for the six months ended December 31, 2016, an increase of $168,162, compared to $18,017 for the six months ended December 31, 2015. The increase in professional fees related to increased costs for commercialization activities, intellectual property management, general legal and financial expenses.

Payroll Expenses

Payroll expenses were $71,348 for the three months ended December 31, 2016, an increase of $30,979, compared to $40,369 for the three months ended December 31, 2015. Payroll expenses were $142,696 for the six months ended December 31, 2016, an increase of $61,958, compared to $80,738 for the six months ended December 31, 2015. The increase in payroll expense was primarily due to an increase in accrued salary for the new chief executive officer, Jonathan Adams who joined the Company in April 2016.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable

Item 4.  Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2016 covered by this Quarterly Report on Form 10-Q.  Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act. This conclusion by the Company’s Chief Executive Officer and Chief Financial Officer does not relate to reporting periods after December 31, 2016.

Changes in Internal Control over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the quarter ended December 31, 2016, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

NANOANTIBIOTICS, INC.

Signature	Titles	Date
/s/ Jonathan Adams
Jonathan Adams	Chief Executive Officer, Chief Financial Officer, Principal Executive Officer, Principal Accounting Officer	February 7, 2017