Form 10-Q
period 2017-03-31
BIOVIE INC.
filed 2017-05-09
CIK 1580149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2017

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

Yes ☐                                          No ☒

The number of shares outstanding of each of the issuer's classes of common equity, as of March 31, 2017 was 91,685,000.

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

Part 1.  Financial Information

Item 1.  Financial Statements

BIOVIE INC. (F/K/A NANOANTIBIOTICS, INC.)

BALANCE SHEETS

	March 31,	June 30,
	2017	2016
ASSETS	(unaudited)	(audited)

CURRENT ASSETS:
Cash	35,309	123,757
Prepaid expenses	—	6,982
Total Current Assets	35,309	130,739

OTHER ASSETS:
Intangible Assets (Net of Amortization)	2,070,701	2,242,734
Goodwill	345,711	345,711
Total Other Assets	2,416,413	2,588,445

TOTAL ASSETS	2,451,722	2,719,184

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts Payable and accrued expenses	330,118	293,633
Related Party Loan	10,000	10,000
Accrued Payroll	62,500	499,612
Total Current Liabilities	402,618	803,245

LONG TERM LIABILITIES:
Other Long Term Liabilities	575,917	—
Total Long Term Liabilities	575,917	—

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock; $0.001 par value; 10,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $0.0001 par value; 300,000,000 shares authorized; shares issued and 91,685,000 and 87,160,001 shares issued and outstanding, respectively	9,168	8,716
Additional paid in capital	3,365,991	2,911,559
Receivable on account of shares issued	(10,000)
Accumulated deficit	(1,891,973)	(1,004,336)
Total Stockholders' Equity (Deficit)	1,473,187	1,915,939

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	2,451,722	2,719,184

See accompanying notes to financial statement

BIOVIE INC. (F/K/A NANOANTIBIOTICS, INC.)

STATEMENT OF OPERATIONS (UNAUDITED)

	For the Three Months	For the Three Months	For the Nine Months	For the Nine Months
	Ended	Ended	Ended	Ended
	March 31,	March 31,	March 31,	March 31,
	2017	2016	2017	2016
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
REVENUE:
Sales	$—	$—	—	—

COST OF GOODS SOLD	—	—	—	—

GROSS MARGIN	—	—	—	—

OPERATING EXPENSES
Amortization	57,344	—	172,033	—
Research and development expenses	120,043	—	375,872	—
Payroll expenses	71,348	40,369	214,044	121,107
Professional fees	126,098	14,949	312,277	32,966
Selling, general and administrative expenses	25,693	2,536	35,453	8,336
TOTAL OPERATING EXPENSES	400,527	57,854	1,109,680	162,409

LOSS FROM OPERATIONS	(400,527)	(57,854)	(1,109,680)	(162,409)

OTHER EXPENSE (INCOME)
Other Income	(222,028)	—	(222,028)	—
Interest expense	—	—	—	—
Interest income	(3)	(44)	(14)	(155)
TOTAL OTHER EXPENSE (INCOME)	(222,031)	(44)	(222,042)	(155)

NET LOSS	$(178,495)	$(57,810)	(887,637)	(162,254)

NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$(0.00)	$(0.00)	(0.01)	(0.00)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING, BASIC AND DILUTED	91,493,146	87,210,000	88,591,685	87,210,000

See accompanying notes to financial statement

BIOVIE INC. (/K/A NANOANTIBIOTICS, INC.)

STATEMENT OF STOCKHOLDERS’ EQUITY

				Receivable on	Prepaid
			Additional	Account of	Services		Total
	Common Stock	Common Stock	Paid in	Shares	Paid with	Accumulated	Stockholders'
	Shares	Amount	Capital	Issued	Common Sock	Deficit	Deficit

Balance, June 30, 2014	87,210,000	8,721	514,485	—	(12,411)	(339,406)	171,389

Amortization of Prepaid services paid with common stock	—	—	—	—	7,500	—	7,500

Net loss	—	—	—	—	—	(233,008)	(233,008)

Balance, June 30, 2015	87,210,000	8,721	514,485	—	(4,911)	(572,414)	(54,119)

Retirement of Shares	(39,869,999)	(5)	—	—	—	—	(5)

Shares Issued for Acquisition	39,820,000	—	2,397,075	—	—	—	2,397,075

Prepaid services paid with common stock	—	—	—	—	4,911	—	4,911

Net loss	—	—	—	—	—	(431,923)	(431,923)

Balance, June 30, 2016	87,160,001	8,716	2,911,560	—	—	(1,004,337)	1,915,939

Options vested (unaudited)	—	—	34,884	—	—	—	34,884

Issuance of Shares (unaudited)	4,524,999	452	419,547	(10,000)	—	—	409,999

Net loss (unaudited)	—	—	—	—	—	(887,637)	(887,637)

Balance, March 31, 2017 (unaudited)	91,685,000	9,168	3,365,991	(10,000)	—	(1,891,974)	1,473,186

See accompanying notes to financial statement

BIOVIE INC. (F/K/A NANOANTIBIOTICS, INC.)

STATEMENT OF CASH FLOWS (UNAUDITED)

	For the Nine Months	For the Nine Months
	Ended	Ended
	March 31,	March 31,
	2017	2016
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(887,637)	$(162,254)
Adjustments to reconcile net loss to net cash to cash used by operating activities:
Amortization of prepaid services paid with common stock		4,911
Amortization of intangible assets	172,033
Share based compensation expense	34,884
Changes in operating assets and liabilities
Decrease in prepaid expenses	6,982	2,000
Increase (decrease) in:
Receivables	—	—
Accounts Payable	209,818	—
Accrued Payroll	(34,526)	121,106
Net cash used by operating activities	(498,447)	(34,237)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash used by investing activities	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long term Liabilities	—	—
Proceeds from issuance of common Stock	409,999
Net cash provided by financing activities	409,999	—

Net decrease in cash	(88,448)	(34,237)

Cash, beginning of period	123,757	267,481

Cash, end of period	$35,309	$233,244

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$—	$—
Cash paid for income tax	$—	$—

NON-CASH FINANCING ACTIVITIES
Gain on extinguishment of debt	$222,028	$—

See accompanying notes to financial statement

BIOVIE INC. (F/K/A NANOANTIBIOTICS, INC.)

Notes to Financial Statements

For the Three and Nine Months Ended March 31, 2017 and 2016

(unaudited)

1. Background Information

BioVie Inc. is a clinical-stage company pursuing the discovery, development, and commercialization of innovative drug therapies. The Company is currently focused on developing and commercializing BIV201, a novel approach to the treatment of ascites due to chronic liver cirrhosis. In March 2017, BioVie received notification from the FDA that it could initiate a Phase 2a US clinical trial and in April the Company signed a Cooperative Research and Development Agreement (CRADA) with the McGuire Research Institute/VA in Richmond, VA, to begin dosing patients with BIV201 in mid-2017.

BIV201 has the potential to improve the health of thousands of patients suffering from life-threatening complications of liver cirrhosis due to hepatitis, NASH, and alcoholism. It has Orphan Drug designation for the most common of these complications, ascites, which represents a significant unmet medical need. The FDA has never approved any drug specifically for treating ascites. For more information about BioVie and BIV201, please visit our website: www.biovieinc.com.

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

2. Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the nine months ended March 31, 2017, the Company had a net loss of $887,637.  As of March 31, 2017, the Company has not earned any revenues. In view of these matters, the Company’s ability to continue as a going concern is dependent upon the Company’s ability to begin operations and to achieve a level of profitability. Since inception, the Company has financed its activities principally from the sale of public equity securities. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes and proceeds from sub-licensing agreements until such time that funds provided by operations are sufficient to fund working capital requirements. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

BIOVIE INC. (F/K/A NANOANTIBIOTICS, INC.)

Notes to Financial Statements

For the Three and Nine Months Ended March 31, 2017 and 2016

(unaudited)

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

Cash

Cash is maintained at financial institutions and, at times, balances may exceed federally insured limits. We have never experienced any losses related to these balances. All of our cash balances were fully insured at March 31, 2017.

Financial Instruments

The Company’s financial instruments include cash and accounts payable. The carrying amounts of cash and accounts payable approximate their fair value, due to the short-term nature of these items.

The carrying amounts of debt converted to long-term notes payable are reported at their original amounts.

Research and Development

Research and development costs are charged to operations when incurred and are included in operating expenses. The Company expensed $375,872 for research and development for the nine months ended March 31, 2017.

BIOVIE INC. (F/K/A NANOANTIBIOTICS, INC.)

Notes to Financial Statements

For the Three and Nine Months Ended March 31, 2017 and 2016

(unaudited)

3. Significant Accounting Policies (continued)

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

The Company follows the provisions of FASB ASC 740-10 “Uncertainty in Income Taxes” (ASC 740-10), January 1, 2007. The Company has not recognized a liability as a result of the implementation of ASC 740-10. A reconciliation of the beginning and ending amount of unrecognized tax benefits has not been provided since there are no unrecognized benefits at March 31, 2017 and since the date of adoption. The Company has not recognized interest expense or penalties as a result of the implementation of ASC 740-10. If there were an unrecognized tax benefit, the Company would recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.

Earnings (Loss) per Share

Basic earnings per share are computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per common share are computed by dividing net income by the weighted average number of shares of common stock outstanding and dilutive options outstanding during the period. For the three and nine months ended March 31, 2017 and 2016 all outstanding options have been excluded from the calculation of the diluted net loss per share since their effect was anti-dilutive.

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

BIOVIE INC. (F/K/A NANOANTIBIOTICS, INC.)

Notes to Financial Statements

For the Three and Nine Months Ended March 31, 2017 and 2016

(unaudited)

3. Significant Accounting Policies (continued)

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2017. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accrued payroll.

The carrying amounts of debt converted to long-term notes payable are reported at their original amounts.

Recent accounting pronouncements

The Company has reviewed recent accounting pronouncements issued by the FASB (including its EITF), the AICPA, and the SEC and did not or are not believed by management to have a material impact on the Company’s financial statements.

BIOVIE INC. (F/K/A NANOANTIBIOTICS, INC.)

Notes to Financial Statements

For the Three and Nine Months Ended March 31, 2017 and 2016

(unaudited)

4. Related Party Loan

LAT Pharma was given a zero-interest bearing loan by the company’s General Partner, Jonathan Adams in the amount of $5,000 in August 2015 and $5,000 in November 2015. The total of $10,000 was outstanding when the Company merged with LAT Pharma. As of March 31, 2017 the Company has an outstanding balance of $10,000 payable on demand to the CEO, Jonathan Adams.

On March 23, 2017, Jonathan Adams agreed to defer the payment of his salary debt of $180,555 until December 31, 2019, through the issuance of a Promissory note. The promissory note does not carry any interest charge as long as the amount is paid in full before December 31, 2019. The salary debt has thereby been reclassified from a current liability to a long term liability on the balance sheet.

On March 23, 2017, Elliot Ehrlich agreed to forgive 50% of his salary debt of $444,056.25. The adjusted salary debt is $222,028.13. Elliot Ehrlich also agreed to defer the payment of his salary debt of $222,028.13 until December 31, 2019, through the issuance of a Promissory note. The promissory note does not carry any interest charge as long as the amount is paid in full before December 31, 2019. The salary debt has thereby been reclassified from a current liability to a long term liability on the balance sheet and the salary debt forgiven has been reflected on the income statement as other income.

5. Commitments and Contingencies

Office Lease

On January 1, 2014 the Company executed a lease agreement with Cummings Properties for the company’s office of 270 square feet at 100 Cummings Center, Suite 247-C, Beverly, MA 01915. The lease is for a term of five years from January 1, 2014 to December 30, 2018 and requires monthly payments of $369 ($4,428 annually for each of the five years, total aggregate of $22,140).

Employment Agreements

On April 11, 2016 the Company entered into employment agreement with CEO Jonathan Adams. The Company’s agreement provides for a three-year term with minimum annual base salary of $250,000 per year. Effective April 11, 2016, the (previous) CEO/CFO resigned.

BIOVIE INC. (F/K/A NANOANTIBIOTICS, INC.)

Notes to Financial Statements

For the Three and Nine Months Ended March 31, 2017 and 2016

(unaudited)

6. Income Taxes

Deferred taxes are recorded for all existing temporary differences in the Company’s assets and liabilities for income tax and financial reporting purposes. Due to the valuation allowance for deferred tax assets, as noted below, there were no net deferred tax benefit or expense for the nine months ended March 31, 2017.

There is no current or deferred income tax expense or benefit allocated to continuing operations for the nine months ended March 31, 2017.

The provision for income taxes is different from that which would be obtained by applying the statutory federal income tax rate to income before income taxes. The items causing this difference are as follows:

	March 31, 2017	June 30, 2016
Tax expense (benefit) at U.S. statutory rate	$(301,797)	$(146,889)
State income tax expense (benefit), net of federal benefit	(44,382)	(21,659)
Effect of non-deductible expenses
Other
Change in valuation allowance	346,179	168,548
	$—	$—

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at March 31, 2017 were as follows:

Deferred tax assets (liability), noncurrent:
Net operating loss	$346,179
Valuation allowance	(346,179)
$—

Change in valuation allowance:

Balance, June 30, 2016	$391,848
Increase in valuation allowance	346,179
Balance, March 31, 2017	738,027

Since management of the Company believes that it is more likely than not that the net deferred tax assets will not provide future benefit, the Company has established a 100 percent valuation allowance on the net deferred tax assets as of March 31, 2017.

As of March 31, 2017, the Company had federal and state net operating loss carry-forwards totaling approximately $1,870,000 which begin expiring in 2022.

BIOVIE INC. (F/K/A NANOANTIBIOTICS, INC.)

Notes to Financial Statements

For the Three and Nine Months Ended March 31, 2017 and 2016

(unaudited)

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

BIOVIE INC. (F/K/A NANOANTIBIOTICS, INC.)

Notes to Financial Statements

For the Three and Nine Months Ended March 31, 2017 and 2016

(unaudited)

7. Purchase of LAT Pharma(continued)

Under the 338(h)(10) election, intangibles and goodwill related to the acquisition of LAT Pharma will be fully deductible for tax purposes.

The intangible intellectual property is amortized over 10 years.

	March 2017	December 2015
Intangible Assets subject to Amortization	$2,293,770	$—
Amortization Expense for 9 Months	$172,033	$—
Accumulated Amortization as of March 31, 2017	$280,413	$—

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

BIOVIE INC. (F/K/A NANOANTIBIOTICS, INC.)

Notes to Financial Statements

For the Three and Nine Months Ended March 31, 2017 and 2016

(unaudited)

8. Stockholders’ Equity(continued)

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

The Company issued stock options to consultants and board of directors for services provided to the company. The following key assumptions were used in the valuation model to value stock option grants for each respective period:

Valuation Date	11/16/2016	12/18/2016	03/14/17
Stock Price	$0.25	$0.21	$0.22
Exercise Price	$0.25	$0.21	$0.22
Term (expected term for options)	2.00	2.00	2.00
Volatility	43.12%	43.12%	40.02%
Annual Rate of Quarterly Dividends	0.00%	0.00%	0.00%
Discount Rate - Bond Equivalent Yield	1.02%	1.15%	1.40%
Call Option Value ($Millions)	$0.06	$0.05	$0.05
Fair Value	$30,919	$15,646	$5,143

BIOVIE INC. (F/K/A NANOANTIBIOTICS, INC.)

Notes to Financial Statements

For the Three and Nine Months Ended March 31, 2017 and 2016

(unaudited)

8. Stockholders’ Equity(continued)

Stock option transactions under the Company’s plans for the years ended March 31, 2017 is summarized below:

			Weighted
		Weighed-	Average	Aggregate
		Average	Remaining	Intrinsic
	Shares	Exercise	Contractual	Value
Options	(Thousands)	Price	Term	(Thousands)
Outstanding at June 30, 2016	3,000	0.06	2	-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Outstanding at September 30, 2016	3,000	0.06	2	-
Granted	800	0.24	2	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Outstanding at December 31, 2016	3,800	0.10	2	-
Granted	100	0.22	2	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Outstanding at March 31, 2017	3,900	0.10	2	-

The compensation expense for the 9 months ended March 31, 2017 includes $26,544 related to the stock options described above. The Legal and Professional fee for the 9 months ended March 31, 2017 includes $8,340 related to the stock options described above.

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

BIOVIE INC. (F/K/A NANOANTIBIOTICS, INC.)

Notes to Financial Statements

For the Three and Nine Months Ended March 31, 2017 and 2016

(unaudited)

8. Stockholders’ Equity(continued)

In January 2017, the Company sold and issued an aggregate of 100,000 shares of common stock and warrants to purchase 50,000 shares of common stock in a private placement transaction for aggregate gross proceeds of approximately $20,000. The purchase price for the common stock and warrants was $0.20 per unit. The warrants are exercisable at an exercise price of $0.50 at any time from date of issuance until 5 years from the date of issuance.

In January 2017, the Company, entered into a common stock purchase agreement (the “Purchase Agreement”) with Aspire Capital Fund, LLC, an Illinois limited liability company (“Aspire Capital”) which provides that, on the terms and subject to the conditions and limitations set forth therein, Aspire Capital is committed to purchase up to an aggregate of $12.0 million of shares of the Company’s common stock over the 30-month term of the Purchase Agreement. On execution of the Purchase Agreement, the Company agreed to sell to Aspire Capital 1,000,000 shares of common stock and warrants to purchase 500,000 shares of common stock for proceeds of $200,000. The Warrant Shares will each have a five-year term and will be exercisable at $0.50 per share. Concurrently with entering into the Purchase Agreement, the Company also entered into a registration rights agreement with Aspire Capital (the “Registration Rights Agreement”), in which the Company agreed to file one or more registration statements, as permissible and necessary to register under the Securities Act of 1933, as amended (the “Securities Act”), registering the sale of the shares of the Company’s common stock that have been and may be issued to Aspire Capital under the Purchase Agreement.

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

BIOVIE INC. (F/K/A NANOANTIBIOTICS, INC.)

Notes to Financial Statements

For the Three and Nine Months Ended March 31, 2017 and 2016

(unaudited)

8. Stockholders’ Equity(continued)

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

In March 2017, the Company sold and issued an aggregate of 500,000 shares of common stock and warrants to purchase 250,000 shares of common stock in a private placement transaction for aggregate gross proceeds of approximately $100,000. The purchase price for the common stock and warrants was $0.20 per unit. The warrants are exercisable at an exercise price of $0.50 at any time from date of issuance until 5 years from the date of issuance.

9. Renegotiated Debt

On March 23, 2017, Barrett Ehrlich agreed to defer the payment of his consulting fee debt of $173,333.33 until December 31, 2019, through the issuance of a Promissory note. The promissory note does not carry any interest charge as long as the amount is paid in full before December 31, 2019. The consulting fee debt has thereby been reclassified from a current liability to a long term liability on the balance sheet.

On March 23, 2017, Elliot Ehrlich agreed to forgive 50% of his salary debt of $444,056.25. The adjusted salary debt is $222,028.13. Elliot Ehrlich also agreed to defer the payment of his salary debt of $222,028.13 until December 31, 2019, through the issuance of a Promissory note. The promissory note does not carry any interest charge as long as the amount is paid in full before December 31, 2019. The salary debt has thereby been reclassified from a current liability to a long term liability on the balance sheet and the salary debt forgiven has been reflected on the income statement as other income.

On March 23, 2017, Jonathan Adams agreed to defer the payment of his salary debt of $180,555.64 until December 31, 2019, through the issuance of a Promissory note. The promissory note does not carry any interest charge as long as the amount is paid in full before December 31, 2019. The salary debt has thereby been reclassified from a current liability to a long term liability on the balance sheet.

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

We have incurred $400,527 of operating expenses for the quarter ended March 31, 2017.  We are now engaged in organizational activities and sourcing compounds and materials. We anticipate incurring other costs associated with equipment purchases and general and administrative expenses, including employee salaries and benefits, legal expenses, and other costs associated with an early stage, publicly-traded company.

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

Requirement for Additional Capital

The Company has engaged in research and development activities. Assuming that we are successful in raising additional financing, we plan to incur the following expenses over the next twelve (12) months:

●	Research and Development of $600,000 which includes planned near-term costs for the development of BIV201.
●	Corporate overhead of $200,000 which includes budgeted legal, accounting and other costs expected to be incurred; and
●	Staffing costs of $250,000

The Company had approximately $35,309 of cash on hand at March 31, 2017 and will be unable to proceed with its planned drug development, meet its administrative expense requirements, capital costs, or staffing costs without obtaining additional net financing of approximately $500,000 to $1,000,000 to meet its near-term budgetary needs.

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

Capital Resources and Liquidity

As of March 31, 2017, we had $35,309 of cash on hand in our corporate bank account. The Company is considered to be a development stage company and will continue in the development stage until generating revenues from the sales of its products or services. As a result, the report of the independent registered public accounting firm on our financial statements as of June 30, 2016, contains an explanatory paragraph regarding a substantial doubt about our ability to continue as a going concern.

Currently we do not have sufficient funds for the next (12) twelve months and must raise cash to implement our strategy. If we are unable to raise additional funds to develop our compounds, we may be required to scale back our development plans by reducing expenditures for employees, consultants, business development, and other envisioned expenditures. This could reduce our ability to develop BIV201, our drug candidate, and implement our business plan. In that event, investors should anticipate that their entire investment may be lost and there may be no ability to profit from this investment.

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
• attempt to sell our company;
• cease operations; or
• declare bankruptcy.

The above conditions raise doubt about our ability to continue as a going concern.  The financial statements included elsewhere herein were prepared under the assumption that we would continue our operations as a going concern.  Our financial statements do not include any adjustments that may result from the outcome of this uncertainty.  Without additional funds from debt or equity financing, sales of our intellectual property or technologies, or from a business combination or a similar transaction, we will soon exhaust our resources and will be unable to continue operations.  If we cannot continue as a viable entity, our stockholders may lose some or all of their investment in BioVie.

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

Results of Operations

Research and Development

Research and development expenses were $120,043 for the three months ended March 31, 2017, and were $375,872 for the nine months ended March 31, 2017. For the prior year, the Company did not have any research and development expenses. The research and development expenses were primarily due to the expenses incurred for clinical development activities.

Selling, General and Administrative

Selling, general and administrative expenses were $25,693 for the three months ended March 31, 2017, an increase of $23,157 compared to $2,536 for the three months ended March 31, 2016. Selling, general and administrative expenses were $35,453 for the nine months ended March 31, 2017, an increase of $27,117, compared to $8,336 for the nine months ended March 31, 2016.  The increase over the prior year was primarily due to travel and conference expenses associated with financing activities.

Professional Fees

Professional fees were $126,098 for the three months ended March 31, 2017, an increase of $111,149, compared to $14,949 for the three months ended March 31, 2016. Professional fees were $312,277 for the nine months ended March 31, 2017, an increase of $279,311, compared to $32,966 for the nine months ended March 31, 2016. The increase in professional fees related to increased costs for commercialization activities, intellectual property management, general legal and financial expenses.

Payroll Expenses

Payroll expenses were $71,348 for the three months ended March 31, 2017, an increase of $30,979, compared to $40,369 for the three months ended March 31, 2016. Payroll expenses were $214,044 for the nine months ended March 31, 2017, an increase of $92,937, compared to $121,107 for the nine months ended March 31, 2016. The increase in payroll expense was primarily due to an increase in accrued salary for the new chief executive officer, Jonathan Adams who joined the Company in April 2016.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable

Item 4.  Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2017 covered by this Quarterly Report on Form 10-Q.  Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act. This conclusion by the Company’s Chief Executive Officer and Chief Financial Officer does not relate to reporting periods after March 31, 2017.

Changes in Internal Control over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the quarter ended March 31, 2017, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

BIOVIE, INC.

Signature	Titles	Date
/s/ Jonathan Adams
Jonathan Adams	Chief Executive Officer, Chief Financial Officer, Principal Executive Officer, Principal Accounting Officer	May 8, 2017