Form 10-K
period 2017-06-30
BIOVIE INC.
filed 2017-08-24
CIK 1580149

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE FISCAL YEAR ENDED JUNE 30, 2017

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

Yes ☒                                          No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒	Emerging growth company ☒
(Do not check if a smaller reporting company)

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐                                          No ☒

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐                                          No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act

Yes ☐                                          No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

The Aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed fourth fiscal quarter, June 30, 2017 was $26,658,250.

There were 91,925,000 shares of the Registrant’s $0.0001 par value common stock outstanding as of June 30, 2017.

BIOVIE INC. (F/K/A NANOANTIBIOTICS, INC.)

FORM 10-K INDEX

PART I

PART II

PART III

PART IV

Item 15.	Exhibits and Financial Statement Schedules	53
	Signatures	54

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

Introduction

BioVie, Inc. (F/K/A NanoAntibiotics, Inc., the “Company”) is a development stage enterprise that was incorporated in the state of Nevada on April 10, 2013.  The Company is engaged in the discovery, development and commercialization of a therapy targeting ascites due to liver cirrhosis. Ascites due to liver cirrhosis is a life-threatening condition affecting about 100,000 Americans and many times more worldwide. Our therapy BIV201 is based on a drug that is approved in about 40 countries to treat related complications of liver cirrhosis (part of the same disease pathway as ascites), but not yet available in the US. BIV201’s active agent is a potent vasoconstrictor and has shown efficacy for reducing portal hypertension in studies around the world. The goal is for BIV201 to interrupt the ascites disease pathway, thereby halting the cycle of accelerating fluid generation in ascites patients. The BIV201 development program began at LAT Pharma LLC. On April 11, 2016, the Company acquired LAT Pharma LLC and the rights to its BIV201 development program. In March 2017, BioVie received notification from the US FDA allowing it to commence a mid-stage (Phase 2a) clinical trial for its Orphan drug candidate BIV201.

The Company’s activities are subject to significant risks and uncertainties including failure to secure additional funding to properly execute the company’s business plan.

About Ascites and Liver Cirrhosis

About 1 million Americans and millions worldwide suffer from liver cirrhosis. Cirrhosis is the 12th leading cause of death due to disease in the US, killing an estimated 30,000 people each year. The condition results primarily from hepatitis, alcoholism, and fatty liver disease linked to obesity. Ascites is a common complication of advanced liver cirrhosis, involving kidney dysfunction and the accumulation of large amounts of fluid in the abdominal cavity.

The Need for an Ascites Therapy

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

The BIV201 Mechanism of Action

BIV201 is being developed by BioVie with the goal of alleviating the portal hypertension and correcting splanchnic vasodilation, thereby increasing effective blood volume and reducing the signals to the kidneys to retain excess salt and water. If successful, BIV201 could halt the cycle of accelerating fluid generation in ascites patients and reduce the need for the frequent and painful paracentesis procedures many of these patients currently require.

Future Possible BIV201 Indications

Based on investigative studies around the world of the active agent in BIV201, terlipressin, our new drug candidate has potential future applications in other life-threatening conditions due to liver cirrhosis, such as those listed below. Securing marketing approvals for any of these new uses will require well-controlled clinical trials to satisfy the FDA and/or other countries’ regulatory requirements, none of which have commenced at this time. The Company may be unable to, or chose not to, pursue the development BIV201 for these indications.

•	Bleeding Esophageal Varices (BEV): The bursting of blood vessels lining the esophagus due to high blood pressure (“portal hypertension”) in the vein which supplies blood to the liver resulting as a result of advanced liver cirrhosis. This situation requires emergency treatment to avoid blood loss and death.

•	Hepatorenal syndrome (HRS): As their disease progresses liver cirrhosis patients’ kidneys may begin to fail, and this deadly condition may set in. It often occurs once a patient no longer responds to (off-label) drugs used to control ascites. The second stage is called “type 1 HRS” and requires hospitalization as multiple organ failure and death may occur.

•	Hyponatremia: This term refers to “low salt in the bloodstream,” another dangerous condition which can occur as a result of advanced liver cirrhosis.

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

Intellectual Property

BioVie relies on a combination of trade secrecy and patent strategy to protect our confidential information and seek market exclusivity for our products. In May 2017 the Company announced issuance of a US patent covering the use of BIV201 in the treatment of ascites due to liver cirrhosis with administration via ambulatory pump. In July 2017 the Company announced filing an application for similar patent coverage in Japan. Additionally a PCT (“placeholder” for a future patent filing) has been filed in Europe. BioVie has secured Orphan Drug designation for BIV201 in the treatment of ascites from the US Food and Drug Administration (FDA). The Company has applied for two additional Orphan Drug designations which could be granted in late 2017 or early 2018.

Research and Development

For the year ended June 30, 2017, the Company spent $466,354 in research and development activities.

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

Employees

Our business is managed by our officers. Our Chief Executive Officer and Chief Financial Officer, Jonathan Adams, began devoting full-time efforts to the Company on July 1st, 2017. Our President and Secretary, Amrit Shahzad, devotes part time to the Company’s activities. There are no additional employees. The Company relies on a team of highly experienced scientific, medical, and regulatory consultants to conduct its drug development activities.

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

BioVie Inc. (FKA NanoAntibiotics, Inc.) was incorporated on April 10, 2013. We are a development stage biopharmaceutical company with a potential therapy that we have not evaluated in clinical trials, and our operations are subject to all of the risks inherent in the establishment of a new business enterprise, including but not limited to the absence of an operating history, the lack of commercialized products, insufficient capital, expected substantial and continual losses for the foreseeable future, limited experience in dealing with regulatory issues, the lack of manufacturing experience and limited marketing experience, possible reliance on third parties for the development tand commercialization of our proposed products, a competitive environment characterized by numerous, well-established and well capitalized competitors and reliance on key personnel.

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

Developing biopharmaceutical products, including conducting pre-clinical studies and clinical trials and establishing manufacturing capabilities, requires substantial funding. As of June 30, 2017, we had cash and cash equivalents totaling $5,140. Additional financing will be required to fund the research and development of our product candidates. We have not generated any product revenues, and do not expect to generate any revenues until, and only if, we develop, and receive approval to sell our drug candidates from the FDA and other regulatory authorities for our product candidates.

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

The Company has never successfully developed a new drug and brought it to market. Our management and clinical teams have experience in drug development but they may not be able to successfully develop any drugs. Our ability to achieve revenues and profitability in our business will depend on, among other things, our ability to develop products internally or to obtain rights to them from others on favorable terms; complete laboratory testing and human studies; obtain and maintain necessary intellectual property rights to our products; successfully complete regulatory review to obtain requisite governmental agency approvals; enter into arrangements with third parties to manufacture our products on our behalf; and enter into arrangements with third parties to provide sales and marketing functions. If we are unable to achieve these objectives we will be forced to cease operations and you will lose all of your investment.

Development of pharmaceutical products is a time-consuming process, subject to a number of factors, many of which are outside of our control. Consequently, if we are unsuccessful or fail to timely develop new drugs, we could be forced to discontinue our operations.

Our lead drug candidate, BIV201, has been cleared by the US Food and Drug Administration (FDA) to begin a mid-stage (Phase 2a) clinical trial. Further development and extensive testing will be required to determine its technical feasibility and commercial viability. Our success will depend on our ability to achieve scientific and technological advances and to translate such advances into reliable, commercially competitive drugs on a timely basis. Drugs that we may develop are not likely to be commercially available for a few years, if ever. The proposed development schedules for our drug candidate may be affected by a variety of factors, including technological difficulties, proprietary technology of others, and changes in government regulation, many of which will not be within our control. Any delay in the development, introduction or marketing of our drug candidates could result either in such drugs being marketed at a time when their cost and performance characteristics would not be competitive in the marketplace or in the shortening of their commercial lives. In light of the long-term nature of our projects and other risk factors described elsewhere in this document, we may not be able to successfully complete the development or marketing of any drugs which could cause us to cease operations.

We may fail to successfully develop and commercialize our drug candidate(s) if it is found to be unsafe or ineffective in clinical trials; does not receive necessary approval from the FDA or foreign regulatory agencies; fails to conform to a changing standard of care for the disease it seeks to treat; or is less effective or more expensive than current or alternative treatment methods.

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

The Company has never manufactured products in the highly regulated environment of pharmaceutical manufacturing, and our team has limited experience in the manufacture of drug therapies. There are numerous regulations and requirements that must be maintained to obtain licensure and permitting required prior to the commencement of manufacturing, as well as additional requirements to continue manufacturing pharmaceutical products. We do not own or lease facilities currently that could be used to manufacture any products that might be developed by the Company, nor do we have the resources at this time to acquire or lease suitable facilities. If we fail to comply with regulations, to obtain the necessary licenses and knowhow or to obtain the requisite financing in order to comply with all applicable regulations and to own or lease the required facilities in order to manufacture our products, we could be forced to cease operations, which would cause you to lose all of your investment.

We do not currently have the sales and marketing personnel necessary to sell products, and the failure to hire and retain such staff could have a materially adverse effect on our business.

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

Even if we were to successfully develop approvable drugs, we will not be able to sell these drugs if we or our third-party manufacturers fail to comply with manufacturing regulations, which could have a materially adverse effect on our business.

If we were to successfully develop approvable drugs, before we can begin selling these drugs, we must obtain regulatory approval of our manufacturing facility and process or the manufacturing facility and process of the third party or parties with whom we may outsource our manufacturing activities. In addition, the manufacture of our products must comply with the FDA's current Good Manufacturing Practices regulations, commonly known as GMP regulations. The GMP regulations govern quality control and documentation policies and procedures. Our manufacturing facilities, if any in the future, and the manufacturing facilities of our third-party manufacturers will be continually subject to inspection by the FDA and other state, local and foreign regulatory authorities, before and after product approval. We cannot guarantee that we, or any potential third-party manufacturer of our products, will be able to comply with the GMP regulations or other applicable manufacturing regulations. The failure to comply with all necessary regulations would have a materially adverse effect on our business and could force us to cease operations and you could lose all of your investment.

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

Even if we are successful in developing BIV201, our drug candidate, we have limited experience in conducting or supervising clinical trials that must be performed to obtain data to submit in concert with applications for approval by the FDA. The regulatory process to obtain approval for drugs for commercial sale involves numerous steps. Drugs are subjected to clinical trials that allow development of case studies to examine safety, efficacy, and other issues to ensure that sale of drugs meets the requirements set forth by various governmental agencies, including the FDA. In the event that our protocols do not meet standards set forth by the FDA, or that our data is not sufficient to allow such trials to validate our drugs in the face of such examination, we might not be able to meet the requirements that allow our drugs to be approved for sale which could have a materially adverse effect on our business.

We can provide no assurance that our drug candidates will obtain regulatory approval or that the results of clinical studies will be favorable.

The business plan we have developed for the next twelve months is to complete the work necessary to commence the Phase 2 clinical development program for our lead new drug candidate BIV201 and to pursue other key milestones such as additional US Orphan Drug designations. Due to our financial constraints, we may not have the resources necessary to complete our application. If the results of our planned initial Phase 2a clinical trial are satisfactory to the FDA, we will aim to proceed to a larger Phase 2b clinical trials in the US. There is no guarantee the FDA will approve a Phase 2b trial, and even if they do our financial constraints may prevent us from undertaking clinical trials.

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

Our ability to compete effectively will depend on our ability to maintain the proprietary nature of our technologies. In 2017 the US Patent and Trademark Office issued a patent covering the Company’s lead drug candidate BIV201 for use in ascites patients administered by an ambulatory pump. There can be no assurance that any future patent applications we have filed will ultimately result in the issuance of a patent with respect to the technology owned by us or licensed to us. The patent position of pharmaceutical or biotechnology companies, including ours, is generally uncertain and involves complex legal and factual considerations. The standards that the United States Patent and Trademark Office use to grant patents are not always applied predictably or uniformly and can change. There is also no uniform, worldwide policy regarding the subject matter and scope of claims granted or allowable in pharmaceutical or biotechnology patents. Accordingly, we do not know the degree of future protection for our proprietary rights or the breadth of claims that will be allowed in any patents issued to us or to others. Further, we rely on a combination of trade secrets, know-how, technology and nondisclosure, and other contractual agreements and technical measures to protect our rights in the technology. If any trade secret, know-how or other technology not protected by a patent were to be disclosed to or independently developed by a competitor, our business and financial condition could be materially adversely affected.

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

We currently depend upon the efforts and abilities of our management team of Jonathan Adams, our Chief Executive Officer and Chief Financial Officer, and Amrit Shahzad, our President and Secretary. Mr. Adams serves the Company full-time and Ms. Shahzad serves the Company part-time. The loss or unavailability of the services of either of these individuals for any significant period of time could have a material adverse effect on our business, prospects, financial condition and results of operations which may cause you to lose all of your investment. We have not obtained, do not own, nor are we the beneficiary of key-person life insurance.

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

Our competition will be determined in part by the potential indications for which drugs are developed and ultimately approved by regulatory authorities. Additionally, the timing of the market introduction of some of our potential drug candidate or of competitors' products may be an important competitive factor. Accordingly, the relative speed with which we can develop drugs, complete pre-clinical testing, clinical trials, approval processes and supply commercial quantities to market are important competitive factors. We expect that competition among drugs approved for sale will be based on various factors, including product efficacy, safety, reliability, availability, price and patent protection.

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

The directors and executive officers of the Company currently own an aggregate 10,607,933 shares, which currently constitutes 11.5% of the Common Stock of the Company. As a result, directors and executive officers may have a significant influence on the affairs and management of the Company, as well as on all matters requiring member approval, including electing and removing members of the Company’s Board of Directors, causing the Company to engage in transactions with affiliated entities, causing or restricting the sale or merger of the Company, and certain other matters. Such concentration of ownership and control could have the effect of delaying, deferring or preventing a change in control of the Company even when such a change of control would be in the best interests of the Company’s stockholders.

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

Our Articles of Incorporation authorize the issuance of 300,000,000 shares of Common Stock. As of June 30, 2017, the Company had 91,925,000 shares of Common Stock outstanding. Accordingly, we may issue up to an additional 208,075,000 shares of Common Stock. The future issuance of Common Stock may result in substantial dilution in the percentage of our Common Stock held by our then existing shareholders. We may value any Common Stock in the future on an arbitrary basis. The issuance of Common Stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors, might have an adverse effect on any trading market for our Common Stock and could impair our ability to raise capital in the future through the sale of equity securities.

We have a large number of restricted shares outstanding, a portion of which may be sold under Rule 144 which may reduce the market price of our shares.

Of the 91,925,000 shares of Common Stock currently issued and outstanding, and assuming no Warrants are exercised, 81,317,067 shares are held by non-affiliates and 10,607,933 are owned by affiliates of the Company, consisting of our officers and directors and a large shareholder. The majority of our Common Stock, including all of the Affiliates’ securities are deemed “restricted securities” within the meaning of Rule 144 as promulgated under the Securities Act.

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

Our officers have limited public company experience, which could impair our ability to comply with legal and regulatory requirements such as those imposed by Sarbanes-Oxley Act of 2002. Our officers and directors have never been responsible for managing a publicly traded company. Such responsibilities include complying with federal securities laws and making required disclosures on a timely basis. Any such deficiencies, weaknesses or lack of compliance could have a materially adverse effect on our ability to comply with the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which is necessary to maintain our public company status. If we were to fail to fulfill those obligations, our ability to continue as a U.S. public company would be in jeopardy in which event you could lose your entire investment in our Company.

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

We also qualify as a smaller reporting company, and so long as we remain a smaller reporting company, we benefit from the same exemptions and exclusions as an emerging growth company. In the event that we cease to be an emerging growth company as a result of a lapse of the five-year period, but continue to be a smaller reporting company, we would continue to be subject to the exemptions available to emerging growth companies until such time as we were no longer a smaller reporting company.

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

On January 1, 2014, the company executed a lease agreement with Cummings Properties for the company’s office of 270 square feet at 100 Cummings Center, Suite 247-C, Beverly, MA 01915. The lease is for a term of five years from January 1, 2014 to December 30, 2018 and requires monthly payments of $357 ($4,284 annually for each of the five years, total aggregate of $21,420).

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

The Company’s Common Stock trades on the over-the-counter market on the National Association of Securities Dealers, Inc. OTC Bulletin Board System (“OTCBB”) under the symbol “BIVI.” The following table sets forth the range of high and low closing bid quotations of the Common Stock as reported by the OTCBB for each fiscal quarter for the years ended June 30, 2017 and 2016. High and low bid quotations reflect inter-dealer prices without adjustment for retail mark-ups, markdowns or commissions and may not necessarily represent actual transactions.

	Bid Prices
	Low	High
Quarter ended June 30, 2017	$0.21	$0.45
Quarter ended March 31, 2017	$0.16	$0.40
Quarter ended December 31, 2016	$0.16	$0.45
Quarter September 30, 2016	$0.21	$0.40

On June 30, 2017, the closing bid price of the Company’s Common Stock as reported by the OTC was $0.29 and there were approximately 97 shareholders of record.

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

Common Stock

During the year ended June 30, 2017, there was no modification of any instruments issued herein for the fourth quarter, defining the rights of holders of the Company’s common stock and no limitation or qualification of the rights evidenced by the Company’s common stock as a result of the issuance of any other class of securities or the modification thereof.

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

Management’s Discussion

We are a clinical stage biotechnology company engaged in the discovery, development and commercialization of therapies targeting life-threatening complications of liver cirrhosis. Our initial disease target is ascites, a serious medical condition affecting about 100,000 Americans and many times more worldwide. Our therapeutic drug candidate BIV201 is based on a drug that is approved in about 40 countries to treat related complications of liver cirrhosis (part of the same disease pathway as ascites), but not yet available in the US. The active agent in BIV201, terlipressin, is a potent vasoconstrictor which is in use for various medical conditions around the world. The goal is for BIV201 to interrupt the ascites disease pathway, thereby halting the cycle of accelerating fluid generation in ascites patients.

BioVie accomplished the following key milestones during the twelve months ended June 30th, 2017:

- In August 2016, the Company changed its name from NanoAntibiotics, Inc. to BioVie Inc.

- In August 2016, the Company engaged Patrick Yeramian MD as our medical director to lead the clinical team.

- In September 2016, the Company’s lead compound BIV201 was granted an Orphan-drug designation by the US Food and Drug Administration (FDA) for the treatment of ascites due to liver cirrhosis.

- In November 2016, the Company submitted an Investigational New Drug (IND) application for BIV201 for the treatment of refractory ascites due to liver cirrhosis.

- In December 2017, the Company announced that healthcare executive Jim Lang joined the Board of Directors and purchased company stock.

- In January 2017, the Company entered into a Common Stock Purchase Agreement with Aspire Capital Fund for up to $12 million.

- In March 2017, the Company up-listed to the OTCQB stock market.

- In March 2017, the Company announced that Julie G. Anderson, a successful pharmaceutical marketing and business executive, joined the Board of Directors and purchased company stock.

- In March 2017, BioVie received notification from the US FDA allowing it to commence a mid-stage (Phase 2a) clinical trial for its Orphan drug candidate BIV201.

- In May 2017, the Company announced that Dr. Hari Kumar, an accomplished biopharmaceutical industry executive, joined its Board of Directors and purchased company stock.

- In May 2017, the Company announced the issuance of its core US patent covering BIV201 therapy for the treatment of ascites due to liver cirrhosis.

- In June 2017, the Company received Institutional Review Board (IRB) approval to begin a Phase 2a clinical trial at the McGuire Research Institute in Richmond, VA.

We have incurred $1,553,614 of operating expenses for the year ended June 30, 2017.  We are now engaged in organizational activities and sourcing compounds and materials. We anticipate incurring other costs associated with equipment purchases and general and administrative expenses, including employee salaries and benefits, legal expenses, and other costs associated with an early stage, publicly-traded company.

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

Requirement for Additional Capital

The Company has engaged in limited research and development activities. We currently do not have sufficient funds to meet our planned drug development for the next twelve (12) months and we may not be able to obtain the necessary financing on terms and conditions acceptable to the Company. Assuming that we are successful in raising additional financing, we plan to incur the following expenses over the next twelve (12) months:

●	Research and Development of $3,000,000, which includes planned clinical trial costs for the development of BIV201;

●	Corporate overhead of $500,000, which includes budgeted legal, accounting and other costs expected to be incurred; and

●	Staffing costs of $500,000.

The Company had approximately $5,140 of cash on hand at June 30, 2017 and will be unable to proceed with its planned drug development, meet its administrative expense requirements, capital costs, or staffing costs without obtaining additional net financing of approximately $4,000,000 to $5,000,000 to meet its 12-month budgetary needs.

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

Capital Resources and Liquidity

As of June 30, 2017, we had $5,140 of cash on hand in our corporate bank account. The Company is considered to be a development stage company and will continue in the development stage until generating revenues from the sales of its products or services. As a result, the report of the independent registered public accounting firm on our financial statements as of June 30, 2017, contains an explanatory paragraph regarding a substantial doubt about our ability to continue as a going concern.

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

We believe that our existing cash and cash equivalents will not be sufficient to meet our operating and capital requirements until June 30, 2018. Any debt financing secured by us in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. We may not be able to secure additional debt or equity financing in a timely manner, or at all, which could require us to scale back our business plan and operations.

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

We have audited the accompanying balance sheets of BioVie Inc. as of June 30, 2017 and 2016 and the related statements of operations, stockholders’ equity, and cash flows for the years ended June 30, 2017 and 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BioVie Inc. as of June 30, 2017 and 2016 and the results of its operations and its cash flows for the years ended June 30, 2017 and 2016 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred an operating loss since inception. Further, as of June 30, 2017, the Company has not earned any revenues. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan regarding these matters is also described in Note 2 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Respectfully submitted,

Weinberg & Baer LLC

Baltimore, Maryland

August 22, 2017

BioVie Inc. (F/K/A NanoAntibiotics, Inc.)

Balance Sheets

	June 30,	June 30,
	2017	2016
ASSETS

CURRENT ASSETS:
Cash	5,140	123,757
Prepaid expenses	—	6,982
Total Current Assets	5,140	130,739

OTHER ASSETS:
Intangible Assets (Net of Amortization)	2,013,357	2,242,734
Goodwill	345,711	345,711
Total Other Assets	2,359,068	2,588,445

TOTAL ASSETS	2,364,209	2,719,184

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts Payable and accrued expenses	470,973	293,633
Related Party Loan	35,000	10,000
Accrued Payroll	125,000	499,612
Total Current Liabilities	630,973	803,245

LONG-TERM LIABILITIES:
Accrued Expenses	173,334	—
Accrued Payroll	402,584	—
Total Long-Term Liabilities	575,918	—

TOTAL LIABILITIES	1,206,891	803,245.00

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock; $0.001 par value; 10,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $0.0001 par value; 300,000,000 shares authorized; shares issued and 91,925,000 and 87,160,001 shares issued and outstanding, respectively	9,192	8,716
Additional paid in capital	3,483,134	2,911,560
Accumulated deficit	(2,335,009)	(1,004,337)
Total Stockholders' Equity (Deficit)	1,157,318	1,915,939

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	2,364,209	2,719,184

The accompanying notes are an integral part of the financial statements.

BioVie Inc. (F/K/A NanoAntibiotics, Inc.)

Statements of Operations

	For the Year Ended	For the Year Ended
	June 30,	June 30,
	2017	2016

REVENUE:
Sales	$—	$—
	—	—

COST OF GOODS SOLD	—	—

GROSS MARGIN	—	—

OPERATING EXPENSES
Amortization	229,377	51,036
Research and development expenses	466,354	37,901
Payroll expenses	285,392	184,537
Professional fees	503,369	143,235
Selling, general and administrative expenses	69,122	15,319
TOTAL OPERATING EXPENSES	1,553,614	432,028

LOSS FROM OPERATIONS	(1,553,614)	(432,028)

OTHER EXPENSE (INCOME)
Other Income	(222,928)	—
Interest expense	—	81
Interest income	(14)	(186)
TOTAL OTHER EXPENSE (INCOME)	(222,942)	(105)

NET LOSS	$(1,330,672)	$(431,923)

NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$(0.01)	$(0.00)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING, BASIC AND DILUTED	89,391,302	87,198,875

The accompanying notes are an integral part of the financial statements.

BioVie Inc. (F/K/A NanoAntibiotics, Inc.)

Statement of Changes in Stockholders’ Equity

For the Years Ended June 30, 2017 and 2016

				Prepaid
			Additional	Services		Total
	Common Stock		Paid in	Paid with	Accumulated	Stockholders'
	Shares	Amount	Capital	Common Stock	Deficit	Deficit

Balance, June 30, 2015	87,210,000	8,721	514,485	(4,911)	(572,414)	(54,119)

Retirement of Shares	(39,869,999)	(5)	—	—	—	(5)

Shares Issued For Acquisition	39,820,000	—	2,397,075	—	—	2,397,075

Prepaid services paid with common stock	—	—	—	4,911	—	4,911

Net loss	—	—	—	—	(431,923)	(431,923)

Balance, June 30, 2016	87,160,001	8,716	2,911,560	—	(1,004,337)	1,915,939

Issuance of Shares	4,764,999	477	479,523	—	—	479,999

Options Vested	$—	—	92,051	—	—	92,051

Net loss	—	—	—	—	(1,330,672)	(1,330,672)

Balance, June 30, 2017	91,925,000	9,193	3,483,134	—	(2,335,009)	1,157,318

The accompanying notes are an integral part of the financial statements.

BioVie Inc. (F/K/A NanoAntibiotics, Inc.)

Statements of Cash Flows

	For the Year	For the Year
	Ended June 30,	Ended June 30,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,330,672)	$(431,923)
Adjustments to reconcile net loss to net cash to cash used by operating activities:
Amortization of prepaid common stock for services	—	4,911
Amortization of intangible assets	229,377	51,036
Share based compensation expense	92,052	7,875
Changes in operating assets and liabilities
Change in prepaid expenses	6,982	(4,982)
Increase (decrease) in:
Accounts Payable	350,674	42,790
Accrued Payroll	27,972	176,662
Net cash used by operating activities	(623,615)	(153,631)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash acquired through the merger	—	9,912
Net cash provided by investing activities	—	9,912

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	479,999	—
Retirement of common Stock	—	(5)
Related Party Loan	25,000
Net cash provided (used) by financing activities	504,999	(5)

Net decrease in cash	(118,616)	(143,724)

Cash, beginning of period	123,757	267,481

Cash, end of period	$5,141	$123,757

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid for interest	$—	$—

NON-CASH INVESTING ACTIVITIES
Fair value of assets acquired, net of cash acquired	—	2,283,858
Fair value of liabilities assumed	—	260,193

NON-CASH FINANCING ACTIVITIES
Gain on extinguishment of debt	$222,028	$—

The accompanying notes are an integral part of the financial statements.

BioVie Inc. (F/K/A NanoAntibiotics, Inc.)

Notes to Financial Statements

For the Years Ended June 30, 2017 and 2016

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the year ended June 30, 2017, the Company had a net loss of $1,330,672.  As of June 30, 2017, the Company has not earned any revenues. In view of these matters, the Company’s ability to continue as a going concern is dependent upon the Company’s ability to begin operations and to achieve a level of profitability. Since inception, the Company has financed its activities principally from the sale of public equity securities. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes and proceeds from sub-licensing agreements until such time that funds provided by operations are sufficient to fund working capital requirements. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Cash

Cash is maintained at financial institutions and, at times, balances may exceed federally insured limits. We have never experienced any losses related to these balances. All of our cash balances were fully insured at June 30, 2017.

Financial Instruments

The Company’s financial instruments include cash and accounts payable. The carrying amounts of cash and accounts payable approximate their fair value, due to the short-term nature of these items.

The carrying amounts of debt converted to long-term notes payable are reported at their original amounts.

Research and Development

Research and development costs are charged to operations when incurred and are included in operating expenses. The Company expensed $466,354 and $37,901 for research and development for the years ended June 30, 2017 and 2016, respectively.

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

The Company follows the provisions of FASB ASC 740-10 “Uncertainty in Income Taxes” (ASC 740-10), January 1, 2007. The Company has not recognized a liability as a result of the implementation of ASC 740-10. A reconciliation of the beginning and ending amount of unrecognized tax benefits has not been provided since there are no unrecognized benefits at June 30, 2017 and since the date of adoption. The Company has not recognized interest expense or penalties as a result of the implementation of ASC 740-10. If there were an unrecognized tax benefit, the Company would recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.

Earnings (Loss) per Share

Basic earnings per share are computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share are computed by dividing net income by the weighted average number of shares of common stock outstanding and dilutive options outstanding during the year. For the year ended June 30, 2017 all outstanding options have been excluded from the calculation of the diluted net loss per share since their effect was anti-dilutive.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2017. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accrued payroll.

Recent accounting pronouncements

The Company has reviewed recent accounting pronouncements issued by the FASB (including its EITF), the AICPA, and the SEC and did not or are not believed by management to have a material impact on the Company’s financial statements.

4. Related Party Loan

LAT Pharma was given a zero-interest bearing loan by the company’s General Partner, Jonathan Adams in the amount of $5,000 in August 2015 and $5,000 in November 2015.  The total of $10,000 was outstanding when the Company merged with LAT Pharma. On June 16, 2017, the Company was given an additional $25,000 zero-interest bearing loan by Jonathan Adams.  As of June 30, 2017, the Company has an outstanding loan of $35,000 payable on demand without interest to the CEO, Jonathan Adams.

On March 23, 2017, Jonathan Adams agreed to defer the payment of his salary debt of $180,555 until December 31, 2019, through the issuance of a Promissory note.  The promissory note does not carry any interest charge as long as the amount is paid in full before December 31, 2019.  The salary debt has thereby been reclassified from a current liability to a long-term liability on the balance sheet. Any portion of the balance due under the note that remains unpaid after December 31, 2019 will accrue interest at a rate of 5% per annum until paid in full.

On March 23, 2017, Elliot Ehrlich agreed to forgive 50% of his salary debt of $444,056.25.  The adjusted salary debt is $222,028.13.  Elliot Ehrlich also agreed to defer the payment of his salary debt of $222,028.13 until December 31, 2019, through the issuance of a Promissory note.  The promissory note does not carry any interest charge as long as the amount is paid in full before December 31, 2019.  The salary debt has thereby been reclassified from a current liability to a long-term liability on the balance sheet and the salary debt forgiven has been reflected on the income statement as other income. Any portion of the balance due under the note that remains unpaid after December 31, 2019 will accrue interest at a rate of 5% per annum until paid in full.

As of June 30th, 2017, $312,133 payable to a consultant who is a related party is included in accounts payable and accrued expenses.

5. Commitments and Contingencies

Office Lease

On January 1, 2014, the Company executed a lease agreement with Cummings Properties for the company’s office of 270 square feet at 100 Cummings Center, Suite 247-C, Beverly, MA 01915. The lease is for a term of five years from January 1, 2014 to December 30, 2018 and requires monthly payments of $369 ($4,428 annually for each of the five years, total aggregate of $22,140).

Employment Agreements

On April 11, 2016, the Company entered into an employment agreement with CEO Jonathan Adams. The Company’s agreement provides for a three-year term with minimum annual base salary of $250,000 per year. Effective April 11, 2016, the (previous) CEO/CFO resigned.

6.	Income Taxes

Deferred taxes are recorded for all existing temporary differences in the Company’s assets and liabilities for income tax and financial reporting purposes. Due to the valuation allowance for deferred tax assets, as noted below, there were no net deferred tax benefit or expense for the year ended June 30, 2017.

There is no current or deferred income tax expense or benefit allocated to continuing operations for the year ended June 30, 2017.

The provision for income taxes is different from that which would be obtained by applying the statutory federal income tax rate to income before income taxes. The items causing this difference are as follows:

	June 30, 2017	June 30, 2016
Tax expense (benefit) at U.S. statutory rate	$(528,229)	$(146,889)
State income tax expense (benefit), net of federal benefit	(42,074)	(21,659)
Effect of non-deductible expenses
Other
Change in valuation allowance	570,303	168,548
	$—	$—

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at June 30, 2017 are as follows:

Deferred tax assets (liability), noncurrent:
Net operating loss	$570,303
Valuation allowance	(570,303)
$—

Change in valuation allowance:

Balance, June 30, 2016	$391,848
Increase in valuation allowance	570,303
Balance, June 30, 2017	962,151

Since management of the Company believes that it is more likely than not that the net deferred tax assets will not provide future benefit, the Company has established a 100 percent valuation allowance on the net deferred tax assets as of June 30, 2017.

As of June 30, 2017, the Company had federal and state net operating loss carry-forwards totaling approximately $2,335,009 which begin expiring in 2022.

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

$2,303,682	Assets Purchased
260,193	Liabilities Assumed
2,043,489	Net Assets Purchased
2,389,200	Purchase Price
$345,711	Goodwill from Purchase

Intangible asset detail

$2,293,770	Intangible Intellectual Property
345,711	Goodwill
$2,639,481	Intangible Asset from Purchase

Under the 338(h)(10) election, all goodwill and intangibles related to the acquisition of LAT Pharma will be fully deductible for tax purposes.

The intangible intellectual property is amortized over 10 years.

	June 2017	December 2016
Intangible Assets subject to Amortization	$2,293,770	$2,293,770
Amortization Expense in current year	$229,377	$51,036
Accumulated Amortization at year end	$280,413	$51,036

The estimated Amortization expense for each fiscal year will be approximately $229,377 per year.

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

The Company issued stock options to consultants and board of directors for services provided to the company. The following key assumptions were used in the valuation model to value stock option grants for each respective period:

Valuation Date	11/16/2016	12/18/2016	03/14/2017	05/02/2017

Stock Price	$ 0.25	$ 0.21	$ 0.22	$ 0.23
Exercise Price	$ 0.25	$ 0.21	$ 0.22	$ 0.23
Term (expected term for options)	2.000	2.000	2.000	2.000
Volatility	43.12%	43.12%	40.02%	36.76%
Annual Rate of Quarterly Dividends	0.00%	0.00%	0.00%	0.00%
Discount Rate - Bond Equivalent Yield	1.02%	1.15%	1.40%	1.27%
Call Option Value ($Millions)	$ 0.06	$ 0.05	$ 0.05	$ 0.05
Fair Value	$ 30,919	$ 15,646	$ 5,143	$ 4,951

Stock option transactions under the Company’s plans for the years ended June 30, 2017 and 2016 are summarized below:

Weighted
		Weighed-	Average	Aggregate
		Average	Remaining	Intrinsic
	Shares	Exercise	Contractual	Value
Options	(Thousands)	Price	Term	(Thousands)
Outstanding at July 1, 2015	-	-	-	-
Granted	3,000	0.06	2	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Outstanding at June 30, 2016	3,000	0.06	2	-
Granted	1,000	0.24	2	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Outstanding at June 30, 2017	4,000	0.10	2	-

The compensation expense for the year ended June 30, 2017 includes $35,392 related to the stock options described above. The Legal and Professional fee for the year ended June 30, 2017 includes $56,660 related to the stock options described above.

Offerings of Common Stock and Warrants

In September 2016, the Company sold and issued an aggregate of 49,999 shares of common stock in a private placement transaction for aggregate gross proceeds of approximately $5,000. The purchase price for the common stock was $0.10 per share.

In October 2016, the Company sold and issued an aggregate of 225,000 shares of common stock and warrants to purchase 112,500 shares of common stock in a private placement transaction for aggregate gross proceeds of approximately $45,000. The purchase price for the common stock and warrants was $0.20 per share. The warrants are exercisable at an exercise price of $0.50 at any time from date of issuance until 5 years from the date of issuance.

In November 2016, the Company sold and issued an aggregate of 250,000 shares of common stock and warrants to purchase 125,000 shares of common stock in a private placement transaction for aggregate gross proceeds of approximately $50,000. The purchase price for the common stock and warrants was $0.20 per share. The warrants are exercisable at an exercise price of $0.50 at any time from date of issuance until 5 years from the date of issuance.

In December 2016, the Company sold and issued an aggregate of 100,000 shares of common stock and warrants to purchase 50,000 shares of common stock in a private placement transaction for aggregate gross proceeds of approximately $20,000. The purchase price for the common stock and warrants was $0.20 per share. The warrants are exercisable at an exercise price of $0.50 at any time from date of issuance until 5 years from the date of issuance.

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

The Purchase Agreement provides that the Company and Aspire Capital shall not affect any sales under the Purchase Agreement on any purchase date where the closing sale price of the Company’s common stock is less than $0.10. There are no trading volume requirements or restrictions under the Purchase Agreement, and the Company will control the timing and amount of sales of the Company’s common stock to Aspire Capital. Aspire Capital has no right to require any sales by the Company, but is obligated to make purchases from the Company as directed by the Company in accordance with the Purchase Agreement. There are no limitations on use of proceeds, financial or business covenants, restrictions on future fundings, rights of first refusal, participation rights, penalties or liquidated damages in the Purchase Agreement. In consideration for entering into the Purchase Agreement, concurrently with the execution of the Purchase Agreement, the Company issued to Aspire Capital 2,400,000 shares of the Company’s common stock (the “Commitment Shares”). The Purchase Agreement may be terminated by the Company at any time, at its discretion, without any cost to the Company. Aspire Capital has agreed that neither it nor any of its agents, representatives and affiliates shall engage in any direct or indirect short-selling or hedging of the Company’s common stock during any time prior to the termination of the Purchase Agreement. Any proceeds that the Company receives under the Purchase Agreement are expected to be used for working capital and general corporate purposes.

In March 2017, the Company sold and issued an aggregate of 500,000 shares of common stock and warrants to purchase 250,000 shares of common stock in a private placement transaction for aggregate gross proceeds of approximately $100,000. The purchase price for the common stock and warrants was $0.20 per share. The warrants are exercisable at an exercise price of $0.50 at any time from date of issuance until 5 years from the date of issuance.

In May 2017, the Company sold and issued an aggregate of 240,000 shares of common stock and warrants to purchase 120,000 shares of common stock in a private placement transaction for aggregate gross proceeds of approximately $60,000. The purchase price for the common stock and warrants was $0.25 per share. The warrants are exercisable at an exercise price of $0.75 at any time from date of issuance until 5 years from the date of issuance.

The following table summarizes the warrants that have been issued:

Aggregate Number of Warrants Issued	Exercise Price	Issue Date	Expiration Date
5,000,000	$0.50	April 2013	April 2018
112,500	$0.50	October 2016	October 2021
125,000	$0.50	November 2016	November 2021
50,000	$0.50	December 2016	December 2021
500,000	$0.50	January 2017	January 2022
250,000	$0.50	March 2017	March 2022
120,000	$0.75	May 2017	May 2022

9. Renegotiated Debt

On March 23, 2017, Barrett Ehrlich agreed to defer the payment of his consulting fee debt of $173,333.33 until December 31, 2019, through the issuance of a Promissory note.  The promissory note does not carry any interest charge as long as the amount is paid in full before December 31, 2019.  The consulting fee debt has thereby been reclassified from a current liability to a long-term liability on the balance sheet. Any portion of the balance due under the note that remains unpaid after December 31, 2019 will accrue interest at a rate of 5% per annum until paid in full.

On March 23, 2017, Elliot Ehrlich agreed to forgive 50% of his salary debt of $444,056.25.  The adjusted salary debt is $222,028.13.  Elliot Ehrlich also agreed to defer the payment of his salary debt of $222,028.13 until December 31, 2019, through the issuance of a Promissory note.  The promissory note does not carry any interest charge as long as the amount is paid in full before December 31, 2019.  The salary debt has thereby been reclassified from a current liability to a long-term liability on the balance sheet and the salary debt forgiven has been reflected on the income statement as other income. Any portion of the balance due under the note that remains unpaid after December 31, 2019 will accrue interest at a rate of 5% per annum until paid in full.

On March 23, 2017, Jonathan Adams agreed to defer the payment of his salary debt of $180,555.64 until December 31, 2019, through the issuance of a Promissory note.  The promissory note does not carry any interest charge as long as the amount is paid in full before December 31, 2019.  The salary debt has thereby been reclassified from a current liability to a long-term liability on the balance sheet. Any portion of the balance due under the note that remains unpaid after December 31, 2019 will accrue interest at a rate of 5% per annum until paid in full.

10. Subsequent Events

In August 2017, the Company sold and issued an aggregate of 2,318,182 shares of common stock including 1,500,000 of common stock for services, and including 818,182 shares of common stock and warrants to purchase 409,091 shares of common stock (subject to adjustment) in private placement transactions to various purchasers including existing shareholders and directors for aggregate gross proceeds of approximately $180,000. The purchase price for the common stock and warrants in such private placement transactions was $0.44 per Unit, each Unit consisting of 2 common shares priced at $0.22 per share and one warrant. The warrants in such private placement transactions are exercisable at an exercise price of $0.60 at any time from the date of issuance until 5 years from the date of issuance.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T).	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the fiscal period ending June 30, 2017 covered by this Annual Report on Form 10-K. Based upon such evaluation, the Chief Executive Officer and acting Chief Financial Officer has concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective as required under Rules 13a – 15(e) and 15d – 15(e) under the Exchange Act. This conclusion by the Company’s Chief Executive Officer and Chief Financial Officer does not relate to reporting periods after June 30, 2017.

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

Management, under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of June 30, 2017 under the criteria set forth in the Internal Control – Integrated Framework.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fourth fiscal quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below is certain information concerning the directors and executive officers of the Company.

Name	Age	Position
Jonathan Adams	54	Chief Executive Officer and Chief Financial Officer
Amrit Shahzad	60	President and Corporate Secretary
Cuong Do	51	Independent Director
Jim Lang	53	Independent Director
Julie Anderson	60	Independent Director
Hari Kumar	61	Independent Director

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

There are no familial relationships among any of our Directors or officers. Jim Lang currently also serves as a Director at OptimizeRX, a US reporting company that is listed on the Nasdaq stock exchange. None of our other Directors or officers is or has been a Director or has held any form of directorship in any other U.S. reporting companies except as mentioned above. None of our Directors or officers has been affiliated with any company that has filed for bankruptcy within the last five years. The Company is not aware of any proceedings to which any of the Company’s Officers or Directors, or any associate of any such officer or Director, is a party that are adverse to the Company. We are also not aware of any material interest of any of our officers or directors that is adverse to our own interests.

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

Mr. Jim Lang is an accomplished senior executive, advisor, and investor with broad industry expertise. Most recently, Jim was CEO of Decision Resources Group, which he transformed into a leading healthcare data and analytics firm. Prior to that, Jim was CEO of IHS Cambridge Energy Research Associates (IHS CERA), a recognized leader in energy industry subscription information products, and formerly the President of Strategic Decisions Group (SDG), a leading global strategy consultancy. Mr. Lang holds a BS summa cum laude in electrical and computer engineering from the University of New Hampshire and an MBA with Distinction from the Tuck School of Business. Jim Lang currently also serves as a Director at OptimizeRX, a Nasdaq listed company.

Ms. Julie Anderson has decades of pharmaceutical industry marketing and new drug commercialization experience. She most recently served Catheter Connections, Inc. as its Vice President of Marketing until the company was sold. Previously she was Senior Director of Marketing for Durata Therapeutics, Inc. contributing to company growth which led to the company being acquired by Actavis (now Allergan) in 2014 in a deal valued at about $675 million. Previously she worked for Sanofi-Synthelabo, Inc., Bayer Pharmaceuticals, and G.D. Searle. She originally trained as a nurse and earned a Masters of Management at Northwestern University.

Hari Kumar, PhD held positions of increasing responsibility at Roche Pharma culminating in serving as Global Business Development Director, and in 2007 assumed the role of Chief Business Officer for Amira Pharmaceuticals. He led the sale of Amira to Bristol-Myers Squibb in 2011 for $475 million. He then served as Chief Executive Officer (CEO) for Panmira Pharmaceuticals LLC, which is developing anti-inflammatory compounds, and in 2013 became CEO for Adheron Therapeutics, which Roche Pharma acquired in 2015 for $580 million. Dr. Kumar earned a PhD in immunology in 1984.

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

Jim Lang’s qualifications to server on our Board of Directors are primarily based on his decades of experience as a strategy consultant, broad industry expertise, and senior-level management experience running several healthcare and information technology companies. This includes his experience as CEO of Decision Resources Group, CEO of IHS Cambridge Energy Research Associates (IHS CERA), and President of Strategic Decisions Group (SDG), a leading global strategy consultancy.

Julie Anderson’s qualifications to server on our Board of Directors are primarily based on her decades of successful pharmaceutical marketing and new drug commercialization expertise. For Searle she led the global launch of the multi-billion dollar drug Celebrex, and more recently for Durata Therapeutics she led the marketing efforts which resulted in a sale of the company for about $675 million. Originally trained as a critical care nurse, Julie treated patients at risk of death due to complications caused by chronic liver cirrhosis, and deeply understands the unmet medical need targeted by BioVie.

Hari Kumar’s qualifications to server on our Board of Directors are primarily based on his decades of biopharma industry experience including serving as the chief executive officer at multiple companies, extensive technical and business knowledge, and outstanding track record for delivering value to investors. He led the sale of Amira to Bristol-Myers Squibb in 2011 for $475 million, and as CEO for Adheron Therapeutics, he led the sale of this company to Roche Pharma for $580 million in 2015.

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

Summary Compensation Table

	Annual Compensation			Long Term Compensation

Name and Principal Position	Year (1)	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Jonathan Adams
Chief Executive Officer and Chief Financial Officer, Treasurer and Corporate Secretary	2017	$250,000	$—	$—	$35,392	$—	$—	$—	$285,392
	2016	$250,000	$—	$—	$7,875	$—	$—	$—	$257,875

Elliot Ehrlich
Chief Executive Officer and Chief Financial Officer, Treasurer and Corporate Secretary	2015	$150,000	$—	$—	$—	$—	$—	$—	$150,000
	2014	$150,000	$—	$—	$—	$—	$—	$—	$150,000

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

Between 11/16/2016 and 5/19/2017, the Company issued options to acquire 1 million shares exercisable at an average price of $0.24 per share to consultants and board of directors for services provided to the company.

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

Compensation of Directors

There are no arrangements pursuant to which our Director is or will be compensated in the future for any services provided as a Director, except that the Company’s Directors receive stock options.

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

 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the ownership of the Common Stock by (a) each person who, to the best of our knowledge, beneficially owned on that date more than 5% of our outstanding Common Stock, (b) each of our Directors and executive officers and (c) all current Directors and executive officers as a group. The following table is based upon an aggregate of 91,925,000 shares of our Common Stock outstanding as of the date of this prospectus.

Name and Address of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned or Right to Direct Vote (1)	Percent of Common Stock Beneficially Owned or Right to Direct Vote (1)
Jonathan Adams	6,168,066	6.7%
Amrit Shahzad	1,298,512	1.4%
Cuong Do	2,671,354	2.9%
Jim Lang	250,000	0.27%
Julie Anderson	100,000	0.11%
Hari Kumar	120,000	0.13%

All Directors and executive officers as a group (Six persons):	10, 607,933	11.5%

Other 5% or Greater Beneficial Owners:
Elliot Ehrlich 9511 Collins Ave #807 Surfside, FL 33154	7,525,000	8.2%
Leo and Helene Ehrlich 7846 Tennyson Ct. Boca Raton, FL 33433	8,500,000	9.25%
Rebecca Guttman 655 Ibsen St., Woodmere, NY 11598	8,500,000	9.25%
RGN Brothers Trust	8,500,000	9.25%

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

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

None

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table shows what Weinberg & Baer LLC billed for the audit and other services for the years ended June 30, 2017 and 2016.

	Year Ended June 30, 2017	Year Ended June 30, 2016
Audit Fees	$16,000	$12,000
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—

Total	$16,000	$12,000

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

BIOVIE (F/K/A NANOANTIBIOTICS, INC.)

Signature	Titles	Date
/s/ Jonathan Adams
Jonathan Adams	Chief Executive Officer and Chief Financial Officer	August 23, 2017

/s/ Amrit Shahzad
Amrit Shahzad	President and Secretary	August 23, 2017