Form 10-Q
period 2017-09-30
BIOVIE INC.
filed 2017-11-08
CIK 1580149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2017

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

Yes ☐                                          No ☒

The number of shares outstanding of each of the issuer’s classes of common equity, as of September 30, 2017 was 94,594,091.

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

Part 1.  Financial Information

Item 1.  Financial Statements

BIOVIE INC.

BALANCE SHEETS

	September 30,	June 30,
	2017	2017
ASSETS	(unaudited)	(audited)

CURRENT ASSETS:
Cash	21,705	5,140
Total Current Assets	21,705	5,140

OTHER ASSETS:
Intangible Assets (Net of Amortization)	1,956,013	2,013,357
Goodwill	345,711	345,711
Total Other Assets	2,301,724	2,359,068

TOTAL ASSETS	2,323,430	2,364,209

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts Payable and accrued expenses	467,783	470,973
Related Party Loan	10,000	35,000
Accrued Payroll	187,500	125,000
Total Current Liabilities	665,283	630,973

LONG-TERM LIABILITIES:
Accrued Expenses	173,333	173,334
Accrued Payroll	402,584	402,584
Total Long-Term Liabilities	575,917	575,918

TOTAL LIABILITIES	1,241,200	1,206,891

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock; $0.001 par value; 10,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $0.0001 par value; 300,000,000 shares authorized; shares issued and 94,594,091 and 91,925,000 shares issued and outstanding, respectively	9,459	9,192
Additional paid in capital	4,070,619	3,483,134
Accumulated deficit	(2,997,849)	(2,335,009)
Total Stockholders' Equity (Deficit)	1,082,229	1,157,318

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	2,323,430	2,364,209

See accompanying notes to financial statement

BIOVIE INC.

STATEMENT OF OPERATIONS (UNAUDITED)

	For the Three Months	For the Three Months
	Ended	Ended
	September 30,	September 30,
	2017	2016
	(Unaudited)	(Unaudited)
REVENUE:
Sales	$—	$—
	—	—

COST OF GOODS SOLD	—	—

GROSS MARGIN	—	—

OPERATING EXPENSES
Amortization	57,344	57,344
Research and development expenses	41,854	127,270
Payroll expenses	71,348	71,348
Professional fees	453,611	93,165
Selling, general and administrative expenses	38,075	2,226
TOTAL OPERATING EXPENSES	662,231	351,353

LOSS FROM OPERATIONS	(662,231)	(351,353)

OTHER EXPENSE (INCOME)
Interest expense	611	—
Interest income	(1)	(11)
TOTAL OTHER EXPENSE (INCOME)	609	(11)

NET LOSS	$(662,841)	$(351,342)

NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$(0.01)	$(0.00)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING, BASIC AND DILUTED	93,301,583	87,205,550

See accompanying notes to financial statement

BIOVIE INC.

STATEMENT OF STOCKHOLDERS’ EQUITY

				Prepaid
				Services
			Additional	Paid with		Total
	Common Stock		Paid in	Common	Accumulated	Stockholders'
	Shares	Amount	Capital	Stock	Deficit	Deficit

Balance, June 30, 2016	87,160,001	8,716	2,911,560	—	(1,004,337)	1,915,939

Issuance of Shares	4,764,999	477	479,523	—	—	479,999

Options Vested	—	—	92,051	—	—	92,051

Net loss	—	—	—	—	(1,330,672)	(1,330,672)

Balance, June 30, 2017	91,925,000	9,193	3,483,134	—	(2,335,009)	1,157,318

Issuance of Shares (unaudited)	2,669,091	267	574,733	—	—	575,000

Options vested (unaudited)	—	—	12,752	—	—	12,752

Net loss (unaudited)	—	—	—	—	(662,841)	(662,841)

Balance, September 30, 2017 (unaudited)	94,594,091	9,460	4,070,619	—	(2,997,850)	1,082,229

See accompanying notes to financial statement

BIOVIE INC.

STATEMENT OF CASH FLOWS (UNAUDITED)

	For the Three Months	For the Three Months
	Ended September 30,	Ended September 30,
	2017	2016
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(662,841)	$(351,342)
Adjustments to reconcile net loss to net cash to cash used by operating activities:
Services paid with common stock	330,000
Amortization of intangible assets	57,344	57,344
Share based compensation expense	12,751	8,848
Changes in operating assets and liabilities
Decrease in prepaid expenses	—	6,982
Increase (decrease) in:
Accounts Payable	(3,190)	87,656
Accrued Payroll	62,500	62,500
Net cash used by operating activities	(203,436)	(128,012)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash used by investing activities	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loan payable	(25,000)	8,000
Proceeds from issuance of common Stock	245,001	5,000
Net cash provided by financing activities	220,001	13,000

Net increase (decrease) in cash	16,565	(115,012)

Cash, beginning of period	5,140	123,757

Cash, end of period	$21,705	$8,745

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid for interest	$—	$—
Cash paid for income tax	$—	$—

See accompanying notes to financial statement

BIOVIE INC.

Notes to Financial Statements

For the Three Months Ended September 30, 2017 and 2016

(unaudited)

1.	Background Information

BioVie Inc. is a clinical-stage company pursuing the discovery, development, and commercialization of innovative drug therapies. The Company is currently focused on developing and commercializing BIV201, a novel approach to the treatment of ascites due to chronic liver cirrhosis. In March 2017, BioVie received notification from the FDA that it could initiate a Phase 2a US clinical trial. In April the Company signed a Cooperative Research and Development Agreement (CRADA) with the McGuire Research Institute/VA in Richmond, VA, and began dosing patients with BIV201 in September 2017.

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

The BIV201 development program began at LAT Pharma LLC. On April 11, 2016, the Company acquired LAT Pharma LLC and the rights to its BIV201 development program. We currently own all development and marketing rights to our drug candidate, except as noted previously, the Company and PharmaIN have exchanged small (low single-digit) ownership rights to each other’s ascites drug development programs. The Company has an issued US Patent covering the use of BIV201 for the treatment of ascites patients in the outpatient setting using ambulatory pump infusion, and has filed a patent application for its drug candidate in Japan, as well as a PCT in Europe.

The Company’s activities are subject to significant risks and uncertainties including failure to secure additional funding to properly execute the company’s business plan.

2.	Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the three months ended September 30, 2017, the Company had a net loss of $662,841.  As of September 30, 2017, the Company has not earned any revenues. In view of these matters, the Company’s ability to continue as a going concern is dependent upon the Company’s ability to begin operations and to achieve a level of profitability. Since inception, the Company has financed its activities principally from the sale of public equity securities. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes and proceeds from sub-licensing agreements until such time that funds provided by operations are sufficient to fund working capital requirements. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

BIOVIE INC.

Notes to Financial Statements

For the Three Months Ended September 30, 2017 and 2016

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

Cash

Cash is maintained at financial institutions and, at times, balances may exceed federally insured limits. We have never experienced any losses related to these balances. All of our cash balances were fully insured at September 30, 2017.

Financial Instruments

The Company’s financial instruments include cash and accounts payable. The carrying amounts of cash and accounts payable approximate their fair value, due to the short-term nature of these items.

Research and Development

Research and development costs are charged to operations when incurred and are included in operating expenses. The Company expensed $41,854 for research and development for the quarter ended September 30, 2017.

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

BIOVIE INC.

Notes to Financial Statements

For the Three Months Ended September 30, 2017 and 2016

(unaudited)

3.	Significant Accounting Policies (continued)

The Company follows the provisions of FASB ASC 740-10 “Uncertainty in Income Taxes” (ASC 740-10), January 1, 2007. The Company has not recognized a liability as a result of the implementation of ASC 740-10. A reconciliation of the beginning and ending amount of unrecognized tax benefits has not been provided since there are no unrecognized benefits at September 30, 2017 and since the date of adoption. The Company has not recognized interest expense or penalties as a result of the implementation of ASC 740-10. If there were an unrecognized tax benefit, the Company would recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.

Earnings (Loss) per Share

Basic earnings per share are computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share are computed by dividing net income by the weighted average number of shares of common stock outstanding and dilutive options outstanding during the year. For the quarter ended September 30, 2017 all outstanding options have been excluded from the calculation of the diluted net loss per share since their effect was anti-dilutive.

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

BIOVIE INC.

Notes to Financial Statements

For the Three Months Ended September 30, 2017 and 2016

(unaudited)

3.	Significant Accounting Policies (continued)

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2017. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accrued payroll.

Recent accounting pronouncements

The Company has reviewed recent accounting pronouncements issued by the FASB (including its EITF), the AICPA, and the SEC and did not or are not believed by management to have a material impact on the Company’s financial statements.

4. Related Party Loan

LAT Pharma was given a zero-interest bearing loan by the company’s General Partner, Jonathan Adams in the amount of $5,000 in August 2015 and $5,000 in November 2015.  The total of $10,000 was outstanding when the Company merged with LAT Pharma. On June 16th, 2017, the Company was given an additional $25,000 zero-interest bearing loan by Jonathan Adams.  As of September 30th, 2017, the Company repaid $25,000 and has an outstanding loan of $10,000 payable. The loan is due on demand without interest to the CEO, Jonathan Adams.

5. Commitments and Contingencies

Office Lease

On January 1, 2014 the Company executed a lease agreement with Cummings Properties for the company’s office of 270 square feet at 100 Cummings Center, Suite 247-C, Beverly, MA 01915. The lease is for a term of five years from January 1, 2014 to December 30, 2018 and requires monthly payments of $369.

Employment Agreements

On April 11, 2016 the Company entered into employment agreement with CEO Jonathan Adams. The Company’s agreement provides for a three-year term with minimum annual base salary of $250,000 per year. Effective April 11, 2016, the (previous) CEO/CFO resigned.

On September 24, 2017, the Board of Directors of BioVie Inc. appointed R. Richard Wieland II as an interim Chief Financial Officer of BioVie.  Mr. Wieland is an experienced executive in the healthcare field, having previously served as Chief Financial Officer of several other biopharmaceutical companies.

BIOVIE INC.

Notes to Financial Statements

For the Three Months Ended September 30, 2017 and 2016

(unaudited)

6.	Income Taxes

Deferred taxes are recorded for all existing temporary differences in the Company’s assets and liabilities for income tax and financial reporting purposes. Due to the valuation allowance for deferred tax assets, as noted below, there were no net deferred tax benefit or expense for the quarter ended September 30, 2017.

There is no current or deferred income tax expense or benefit allocated to continuing operations for the quarter ended September 30, 2017.

The provision for income taxes is different from that which would be obtained by applying the statutory federal income tax rate to income before income taxes. The items causing this difference are as follows:

	September 30, 2017	June 30, 2017
Tax expense (benefit) at U.S. statutory rate	$(69,168)	$(528,229)
State income tax expense (benefit), net of federal benefit	$(10,172)	$(42,074)
Effect of non-deductible expenses	$—	$—
Other	$—	$—
Change in valuation allowance	$79,340	$570,303
	$—	$—

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at September 30, 2017 were as follows:

Deferred tax assets (liability), noncurrent:
Net operating loss	$1,041,491
Valuation allowance	(1,041,491)
$—

Change in valuation allowance:

Balance, June 30, 2017	$962,151
Increase in valuation allowance	79,340
Balance, September 30, 2017	1,041,491

Since management of the Company believes that it is more likely than not that the net deferred tax assets will not provide future benefit, the Company has established a 100 percent valuation allowance on the net deferred tax assets as of September 30, 2017.

As of September 30, 2017, the Company had federal and state net operating loss carry-forwards totaling approximately $1,800,000 which begin expiring in 2022.

BIOVIE INC.

Notes to Financial Statements

For the Three Months Ended September 30, 2017 and 2016

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

$2,303,682	Assets Purchased
260,193	Liabilities Assumed
2,043,489	Net Assets Purchased
2,389,200	Purchase Price
$345,711	Goodwill from Purchase

 Intangible asset detail

$2,293,770	Intangible Intellectual Property
345,711	Goodwill
2,639,481	Intangible Asset from Purchase

Under the 338(h)(10) election, intangibles related to the acquisition of LAT Pharma will be fully deductible for tax purposes.

The intangible intellectual property is amortized over 10 years.

	September 2017	September 2016
Intangible Assets subject to Amortization	$2,293,770	$2,293,770
Amortization Expense for Quarter	$57,344	$57,344
Accumulated Amortization at Quarter end	$337,757	$108,380

The estimated Amortization expense for each of the five succeeding fiscal years will be approximately $229,300 per year.

BIOVIE INC.

Notes to Financial Statements

For the Three Months Ended September 30, 2017 and 2016

(unaudited)

8. Stock Options

In connection with the employment agreement signed with the Chief Executive Officer on April 11, 2016, Jonathan Adams received options to acquire 3 million shares exercisable at $0.06 per share, the closing price on that date. These Options Group A shall become vested and exercisable (i) as to 1 million shares on April 11, 2017, (ii) as to 1 million shares on April 11, 2018, and (iii) as to 1 million shares on April 11, 2019.

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

The Company issued stock options to consultants and board of directors for services provided to the company. The following key assumptions were used in the valuation model to value stock option grants for each respective period:

Valuation Date	11/16/2016	12/18/2016	03/14/2017	05/02/2017	09/21/2017

Stock Price	$ 0.25	$ 0.21	$ 0.22	$ 0.23	$ 0.20
Exercise Price	$ 0.25	$ 0.21	$ 0.22	$ 0.23	$ 0.20
Term (expected term for options)	2.000	2.000	2.000	2.000	2.000
Volatility	43.12%	43.12%	40.02%	36.76%	32.75%
Annual Rate of Quarterly Dividends	0.00%	0.00%	0.00%	0.00%	0.00%
Discount Rate - Bond Equivalent Yield	1.02%	1.15%	1.40%	1.27%	1.45%
Call Option Value ($Millions)	$ 0.06	$ 0.05	$ 0.05	$ 0.05	$ 0.39
Fair Value	$ 30,919	$ 15,646	$ 5,143	$ 4,951	$ 3,903

BIOVIE INC.

Notes to Financial Statements

For the Three Months Ended September 30, 2017 and 2016

(unaudited)

8. Stock Options (continued)

Stock option transactions under the Company’s plans for the period ended September 30, 2017 is summarized below:

			Weighted
		Weighed-	Average	Aggregate
		Average	Remaining	Intrinsic
	Shares	Exercise	Contractual	Value
Options	(Thousands)	Price	Term	(Thousands)
Outstanding at July 1, 2016	3,000	0.06	2	-
Granted	1,000	0.24	2	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Outstanding at June 30, 2017	4,000	0.10	2	-
Granted	100	0.20	2	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Outstanding at September 30, 2017	4,100	0.11	2	-

The compensation expense for the quarter ended September 30, 2017 includes $8,848 related to the stock options described above. The legal and professional expenses for the quarter ended September 30, 2017 includes $3,903 related to the stock options described above.

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

BIOVIE INC.

Notes to Financial Statements

For the Three Months Ended September 30, 2017 and 2016

(unaudited)

8. Stock Options (continued)

In January 2017, the Company, entered into a common stock purchase agreement (the “Purchase Agreement”) with Aspire Capital Fund, LLC, an Illinois limited liability company (“Aspire Capital”) which provides that, on the terms and subject to the conditions and limitations set forth therein, Aspire Capital is committed to purchase up to an aggregate of $12.0 million of shares of the Company’s common stock over the 30-month term of the Purchase Agreement (the “Aspire Equity Line”). On execution of the Purchase Agreement, the Company agreed to sell to Aspire Capital 1,000,000 shares of common stock and warrants to purchase 500,000 shares of common stock for proceeds of $200,000. The Warrant Shares will each have a five-year term and will be exercisable at $0.50 per share. Concurrently with entering into the Purchase Agreement, the Company also entered into a registration rights agreement with Aspire Capital (the “Registration Rights Agreement”), in which the Company agreed to file one or more registration statements, as permissible and necessary to register under the Securities Act of 1933, as amended (the “Securities Act”), registering the sale of the shares of the Company’s common stock that have been and may be issued to Aspire Capital under the Purchase Agreement.

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

BIOVIE INC.

Notes to Financial Statements

For the Three Months Ended September 30, 2017 and 2016

(unaudited)

8. Stock Options (continued)

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

In August 2017, the Company sold and issued an aggregate of 886,364 shares of common stock and warrants to purchase 443,182 shares of common stock in a private placement transaction for aggregate gross proceeds of approximately $195,000. The purchase price for the common stock and warrants was $0.22 per share. The warrants are exercisable at an exercise price of $0.60 at any time from date of issuance until 5 years from the date of issuance.

In August 2017, the Company issued 1,500,000 shares of common stock to Aspire Capital in a private placement transaction in exchange for services. The shares were valued at $0.22 per share, and the value of the services were $330,000.

Between July 2017 and September 2017, the Company sold an aggregate of 250,000 shares of common stock in transactions under the Aspire Equity Line for aggregate gross proceeds of $50,000. The average purchase price for the common stock was $0.20 per share.

In August 2017, the Company issued an aggregate of 32,727 shares of common stock to compensate certain initial investors who purchased common stock at a $0.25 share price in a Series C offering prior to a reduction in the offering price to $0.22 per share.

The following table summarizes the warrants that have been issued:

Aggregate Number of Warrants Issued	Exercise Price	Issue Date	Expiration Date
5,000,000	$0.50	April 2013	April 2018
112,500	$0.50	October 2016	October 2021
125,000	$0.50	November 2016	November 2021
50,000	$0.50	December 2016	December 2021
500,000	$0.50	January 2017	January 2022
250,000	$0.50	March 2017	March 2022
120,000	$0.60	May 2017	May 2022
79,545	$0.60	July 2017	July 2022
363,636	$0.60	August 2017	August 2022

BIOVIE INC.

Notes to Financial Statements

For the Three Months Ended September 30, 2017 and 2016

(unaudited)

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

10. Subsequent Event

In October 2017, the Company sold and issued an aggregate of 227,273 shares of common stock and warrants to purchase 113,636 shares of common stock in a private placement transaction for aggregate gross proceeds of approximately $50,000. The purchase price for the common stock and warrants was $0.22 per share. The warrants are exercisable at an exercise price of $0.60 at any time from date of issuance until 5 years from the date of issuance.

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

We have incurred $662,231 of operating expenses for the quarter ended September 30, 2017.  We are now engaged in organizational activities and sourcing compounds and materials. We anticipate incurring other costs associated with equipment purchases and general and administrative expenses, including employee salaries and benefits, legal expenses, and other costs associated with an early stage, publicly-traded company.

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

The Company had approximately $21,705 of cash on hand at September 30, 2017 and will be unable to proceed with its planned drug development, meet its administrative expense requirements, capital costs, or staffing costs without obtaining additional net financing of approximately $250,000 to $500,000 to meet its near-term budgetary needs.

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

Capital Resources and Liquidity

As of September 30, 2017, we had $21,705 of cash on hand in our corporate bank account. The Company is considered to be a development stage company and will continue in the development stage until generating revenues from the sales of its products or services. As a result, the report of the independent registered public accounting firm on our financial statements as of June 30, 2017, contains an explanatory paragraph regarding a substantial doubt about our ability to continue as a going concern.

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
• attempt to sell our company;
• cease operations; or
• declare bankruptcy.

We believe that our existing cash and cash equivalents will not be sufficient to meet our operating and capital requirements through June 30, 2018. Any debt financing secured by us in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. We may not be able to secure additional debt or equity financing in a timely manner, or at all, which could require us to scale back our business plan and operations.

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

Results of Operations

Research and Development

Research and development expenses were $41,854 for the three months ended September 30, 2017, a decrease of $85,416 compared to $127,270 for the three months ended September 30, 2016. For the prior year, research and development expenses were $466,354. The research and development expenses were primarily due to the expenses incurred for clinical development activities.

Selling, General and Administrative

Selling, general and administrative expenses were $38,075 for the three months ended September 30, 2017, an increase of $35,849 compared to $2,226 for the three months ended September 30, 2016. For the prior year, selling, general and administrative expenses were $69,122. The increase in selling, general and administrative expenses was primarily due to travel and conference expenses associated with financing activities.

Professional Fees

Professional fees were $453,611 for the three months ended September 30, 2017, an increase of $360,446 compared to $93,165 for the three months ended September 30, 2016. For the prior year, professional fees were $503,369. The increase in professional fees related to a large expense for financial and strategic advisory services paid in BioVie common stock.

Payroll Expenses

Payroll expenses were $71,348 for the three months ended September 30, 2017, the same amount as the three months ended September 30, 2016. For the prior year, professional fees were $285,392. Payroll expenses were related to accrued salary for the chief executive officer, Jonathan Adams.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable

Item 4.  Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2016 covered by this Quarterly Report on Form 10-Q.  Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act. This conclusion by the Company’s Chief Executive Officer and Chief Financial Officer does not relate to reporting periods after September 30, 2017.

Changes in Internal Control over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the quarter ended September 30, 2017, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

BioVie, INC.

Signature	Titles	Date
/s/ Jonathan Adams
Jonathan Adams	Chief Executive Officer, Principal Executive Officer, Principal Accounting Officer	November 8, 2017