Form 10-Q
period 2017-12-31
BIOVIE INC.
filed 2018-02-14
CIK 1580149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2017

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

Yes ☐                                          No ☒

The number of shares outstanding of each of the issuer’s classes of common equity, as of December 31, 2017 was 94,971,365.

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

BIOVIE INC.

CONDENSED BALANCE SHEETS

	December 31,	June 30,
	2017	2017
ASSETS	(unaudited)

CURRENT ASSETS:
Cash	$1,824	$5,140
Total Current Assets	1,824	5,140

OTHER ASSETS:
Intangible Assets (Net of Amortization)	1,898,669	2,013,357
Goodwill	345,711	345,711
Total Other Assets	2,244,380	2,359,068

TOTAL ASSETS	$2,246,204	$2,364,209

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts Payable and Accrued Expenses	$629,218	$470,973
Related Party Loan	—	35,000
Accrued Payroll	250,000	125,000
Total Current Liabilities	879,218	630,973

LONG-TERM LIABILITIES:
Notes Payable, Related Party	575,917	575,918
Total Long-Term Liabilities	575,917	575,918

TOTAL LIABILITIES	1,455,136	1,206,891

STOCKHOLDERS' EQUITY
Preferred stock; $0.001 par value; 10,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $0.0001 par value; 300,000,000 shares authorized; 94,971,365 and 91,925,000 shares issued and outstanding, respectively	9,497	9,192
Additional paid in capital	4,282,102	3,483,134
Accumulated deficit	(3,500,531)	(2,335,009)
Total Stockholders' Equity	791,068	1,157,318

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,246,204	$2,364,209

See accompanying notes to condensed financial statements

BIOVIE INC.

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months	For the Three Months	For the Six Months	For the Six Months
	Ended	Ended	Ended	Ended
	December 31,	December 31,	December 31,	December 31,
	2017	2016	2017	2016

REVENUE:	$—	$—	$—	$—

OPERATING EXPENSES:
Amortization	57,344	57,344	114,689	114,689
Research and development expenses	186,841	128,559	228,695	255,829
Payroll expenses	71,348	71,348	142,696	142,696
Professional fees	150,803	93,015	604,414	186,179
Selling, general and administrative expenses	28,470	7,533	66,545	9,760
TOTAL OPERATING EXPENSES	494,807	357,799	1,157,038	709,152

LOSS FROM OPERATIONS	(494,807)	(357,799)	(1,157,038)	(709,152)

OTHER EXPENSE (INCOME):
Interest expense	7,875	—	8,486	—
Interest income	—	—	(1)	(11)
TOTAL OTHER EXPENSE (INCOME), NET	7,875	—	8,485	(11)

NET LOSS	$(502,682)	$(357,799)	$(1,165,523)	$(709,141)

NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$(0.01)	$(0.00)	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	94,848,836	87,504,667	94,078,045	87,355,108

See accompanying notes to condensed financial statements

BIOVIE INC.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Six Months	For the Six Months
	Ended	Ended
	Ended December 31,	Ended December 31,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,165,523)	$(709,141)
Adjustments to reconcile net loss to net cash to cash used by operating activities:
Services paid with common stock	364,500	—
Amortization of intangible assets	114,689	114,689
Share based compensation expense	39,772	20,125
Changes in operating assets and liabilities
Decrease in prepaid expenses	—	6,982
Increase in:
Accounts Payable	158,245	212,621
Accrued Payroll	125,000	125,000
Net cash used by operating activities	(363,317)	(229,725)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loan payable	(35,000)	10,500
Proceeds from issuance of common Stock	295,001	99,987
Proceeds from issuance of Warrants	100,000	—
Net cash provided by financing activities	360,001	110,487

Net decrease in cash	(3,316)	(119,238)

Cash, beginning of period	5,140	123,757

Cash, end of period	$1,824	$4,519

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid for interest	$—	$—
Cash paid for income tax	$—	$—

See accompanying notes to condensed financial statements

BIOVIE INC.

Notes to Condensed Financial Statements

For the Six Months Ended December 31, 2017 and 2016

(unaudited)

1.	Background

BioVie Inc. (the “Company”) is a clinical-stage company pursuing the discovery, development, and commercialization of innovative drug therapies. The Company is currently focused on developing and commercializing BIV201, a novel approach to the treatment of ascites due to chronic liver cirrhosis. In March 2017, the Company received notification from the FDA that it could initiate a Phase 2a US clinical trial. In April the Company signed a Cooperative Research and Development Agreement (CRADA) with the McGuire Research Institute/VA in Richmond, VA, and began dosing patients with BIV201 in September 2017.

BIV201 has the potential to improve the health of thousands of patients suffering from life-threatening complications of liver cirrhosis due to hepatitis, NASH, and alcoholism. It has FDA Fast-Track status and Orphan Drug designation for the most common of these complications, ascites, which represents a significant unmet medical need. The FDA has never approved any drug specifically for treating ascites.

The BIV201 development program began at LAT Pharma LLC. On April 11, 2016, the Company acquired LAT Pharma LLC and the rights to its BIV201 development program. The Company currently owns all development and marketing rights to its drug candidate. The Company and PharmaIN have exchanged small (low single-digit) ownership rights to each other’s ascites drug development programs. The Company has an issued US Patent covering the use of BIV201 for the treatment of ascites patients in the outpatient setting using ambulatory pump infusion, and has filed a patent application for its drug candidate in Japan, as well as a Partnership in Clinical Trials (PCT) in Europe.

The Company’s activities are subject to significant risks and uncertainties including failure to secure additional funding to properly execute the Company’s business plan.

2.	Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the six months ended December 31, 2017, the Company had a net loss of $1,165,523.  As of December 31, 2017, the Company has not yet earned any revenues. In view of these matters, the Company’s ability to continue as a going concern is dependent upon the Company’s ability to begin operations and to achieve a level of profitability. Since inception, the Company has financed its activities principally from the sale of equity securities. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes and proceeds from sub-licensing agreements until such time that funds provided by operations are sufficient to fund working capital requirements. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

BIOVIE INC.

Notes to Condensed Financial Statements

For the Six Months Ended December 31, 2017 and 2016

(unaudited)

3.	Significant Accounting Policies (continued)

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

Cash

Cash is maintained at financial institutions and, at times, balances may exceed federally insured limits. We have never experienced any losses related to these balances. All of the Company’s cash balances were fully insured at December 31, 2017.

Financial Instruments

The Company’s financial instruments include cash and accounts payable. The carrying amounts of cash and accounts payable approximate their fair value, due to the short-term nature of these items.

Research and Development

Research and development costs are charged to operations when incurred and are included in operating expenses. The Company expensed $228,695 for research and development for the six months ended December 31, 2017.

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

The Company follows the provisions of FASB ASC 740-10 “Uncertainty in Income Taxes” (ASC 740-10), January 1, 2007. The Company has not recognized a liability as a result of the implementation of ASC 740-10. A reconciliation of the beginning and ending amount of unrecognized tax benefits has not been provided since there are no unrecognized benefits at December, 31, 2017 and since the date of adoption. The Company has not recognized interest expense or penalties as a result of the implementation of ASC 740-10. If there were an unrecognized tax benefit, the Company would recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.

Earnings (Loss) per Share

Basic earnings per share are computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share are computed by dividing net income by the weighted average number of shares of common stock outstanding and dilutive options outstanding during the year. For the six months ended December 31, 2017 all outstanding options have been excluded from the calculation of the diluted net loss per share since their effect was anti-dilutive.

Use of estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

BIOVIE INC.

Notes to Condensed Financial Statements

For the Six Months Ended December 31, 2017 and 2016

(unaudited)

3.	Significant Accounting Policies (continued)

The table below shows the number of outstanding options and shares as of December 31,2017.

Number of Shares (Thousands)
Stock Options	4,550
Warrants	9,231
Total	13,781

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

Fair Value

The carrying value of the Company’s financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accrued payroll, accounts payable, accrued expenses and related party advances.

Recent accounting pronouncements

The Company has reviewed recent accounting pronouncements issued by the FASB (including its EITF), the AICPA, and the SEC and did not or are not believed by management to have a material impact on the Company’s financial statements.

4.	Related Party Loan

LAT Pharma was given a zero-interest bearing loan by the Company’s CEO, Jonathan Adams in the amount of $5,000 in August 2015 and $5,000 in November 2015.  The total of $10,000 was outstanding when the Company merged with LAT Pharma. On June 16th, 2017, the Company was given an additional $25,000 zero-interest bearing loan by Jonathan Adams.  During the year ended December 31, 2017, the Company repaid $35,000 and the loan no longer has an outstanding balance.

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

BIOVIE INC.

Notes to Condensed Financial Statements

For the Six Months Ended December 31, 2017 and 2016

(unaudited)

6.	Stock Options

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

During the six month ended December 31, 2017, the Company issued stock options to consultants and board of directors for services provided to the Company. The following key assumptions were used in the valuation model to value stock option grants for each respective period:

Valuation Date	09/21/2017	10/13/2017	10/25/2017	10/27/2017	11/10/2017

Stock Price	$0.20	$0.20	$0.21	$0.21	$0.23
Exercise Price	$0.20	$0.20	$0.21	$0.21	$0.23
Term (expected term for options)	2.000	2.000	2.000	2.000	2.000
Volatility	32.75%	31.95%	31.61%	31.56%	31.46%
Annual Rate of Quarterly Dividends	0.00%	0.00%	0.00%	0.00%	0.00%
Discount Rate - Bond Equivalent Yield	1.45%	1.50%	1.60%	1.60%	1.64%
Call Option Value ($Millions)	$0.04	$0.04	$0.04	$0.04	$0.04
Fair Value	$3,903	$3,825	$5,993	$3,989	$4,366

Stock option activity for the Company's plans for the period ended December 31, 2017 is summarized below:

			Weighted
		Weighed-	Average	Aggregate
		Average	Remaining	Intrinsic
	Shares	Exercise	Contractual	Value
Options	(Thousands)	Price	Term	(Thousands)
Outstanding at July 1, 2016	3,000	0.06	2	-
Granted	1,000	0.24	2	-
Outstanding at June 30, 2017	4,000	0.10	2	-
Granted	550	0.21	2	-
Outstanding at December 31, 2017	4,550	0.12	2	-
Exercisable as of December 31, 2017	2,550	0.16	2	-

The compensation expense for the six months ended December 31, 2017 includes $17,696 related to the stock options described above. The legal and professional expenses for the six months ended December 31, 2017 includes $22,076 related to the stock options described above. The estimated compensation expense for the next six months ended June 30, 2018 is $17,696.

Offerings of Common Stock and Warrants

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

BIOVIE INC.

Notes to Condensed Financial Statements

For the Six Months Ended December 31, 2017 and 2016

(unaudited)

6.	Stock Options (continued)

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

In October 2017, the Company sold and issued an aggregate of 159,091 shares of common stock and warrants to purchase 79,545 shares of common stock in a private placement transaction for aggregate gross proceeds of approximately $35,000. The purchase price for the common stock and warrants was $0.22 per share. The warrants are exercisable at an exercise price of $0.60 at any time from date of issuance until 5 years from the date of issuance.

In November 2017, the Company issued 150,000 shares of common stock in a private placement transaction in exchange for services. The shares were valued at $0.23 per share, and the value of the services were $34,500. The Company also sold and issued an aggregate of 68,182 shares of common stock and warrants to purchase 34,091 shares of common stock in a private placement transaction for aggregate gross proceeds of approximately $15,000. The purchase price for the common stock and warrants was $0.22 per share. The warrants are exercisable at an exercise price of $0.60 at any time from date of issuance until 5 years from the date of issuance.

In December 2017, the Company issued warrants to purchase 2,500,000 shares of common stock in a private placement transaction for aggregate gross proceeds of $100,000. The purchase price for the warrants were $0.04 per warrant. The warrants are exercisable at an exercise price of $0.20 at any time from date of issuance until 7 years from the date of issuance.

The following table summarizes the warrants that have been issued:

Aggregate Number of Warrants Issued	Exercise Price	Issue Date	Expiration Date
5,000,000	$0.50	April 2013	April 2018
112,500	$0.50	October 2016	October 2021
125,000	$0.50	November 2016	November 2021
50,000	$0.50	December 2016	December 2021
500,000	$0.50	January 2017	January 2022
250,000	$0.50	March 2017	March 2022
120,000	$0.60	May 2017	May 2022
79,545	$0.60	July 2017	July 2022
363,636	$0.60	August 2017	August 2022
79,545	$0.60	October 2017	October 2022
34,091	$0.60	November 2017	November 2022
2,500,000	$0.20	December 2017	December 2024

BIOVIE INC.

Notes to Condensed Financial Statements

For the Six Months Ended December 31, 2017 and 2016

(unaudited)

7.	Renegotiated Debt

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

8. Subsequent Event

In January 2018, the Company sold an aggregate of 333,333 shares of common stock in a private placement transaction for aggregate gross proceeds of $50,000. The purchase price for the common stock was $0.15 per share.

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

We have incurred $1,157,038 of operating expenses for the six months ended December 31, 2017.  We are now engaged in organizational activities and sourcing compounds and materials. We anticipate incurring other costs associated with equipment purchases and general and administrative expenses, including employee salaries and benefits, legal expenses, and other costs associated with an early stage, publicly-traded company.

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

The Company had approximately $1,824 of cash on hand at December 31, 2017 and will be unable to proceed with its planned drug development, meet its administrative expense requirements, capital costs, or staffing costs without obtaining additional net financing of approximately $250,000 to $500,000 to meet its near-term budgetary needs.

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

Capital Resources and Liquidity

As of December 31, 2017, we had $1,824 of cash on hand in our corporate bank account. The Company is considered to be a development stage company and will continue in the development stage until generating revenues from the sales of its products or services. As a result, the report of the independent registered public accounting firm on our financial statements as of June 30, 2017, contains an explanatory paragraph regarding a substantial doubt about our ability to continue as a going concern.

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

Results of Operations

Research and Development

Research and development expenses were $186,841 for the three months ended December 31, 2017, an increase of $58,282, compared to $128,559 for the three months ended December 31, 2016. Research and development expenses were $228,695 for the six months ended December 31, 2017, a decrease of $27,134 compared to $255,829 for the six months ended December 31, 2016. For the prior year, research and development expenses were $466,354. The research and development expenses were primarily due to the expenses incurred for clinical development activities.

Selling, General and Administrative

Selling, general and administrative expenses were $28,470 for the three months ended December 31, 2017, an increase of $20,937, compared to $7,533 for the three months ended December 31, 2016. Selling, general and administrative expenses were $66,545 for the six months ended December 31, 2017, an increase of $56,785, compared to $9,760 for the six months ended December 31, 2016. For the prior year, selling, general and administrative expenses were $69,122. The increase in selling, general and administrative expenses was primarily due to travel and conference expenses associated with financing activities.

Professional Fees

Professional fees were $150,803 for the three months ended December 31, 2017, an increase of $57,788 compared to $93,015 for the three months ended December 31, 2016. Professional fees were $604,414 for the six months ended December 31, 2017, an increase of $418,235, compared to $186,179 for the six months ended December 31, 2016. For the prior year, professional fees were $503,369. The increase in professional fees related to a large expense for financial and strategic advisory services paid in BioVie common stock.

Payroll Expenses

Payroll expenses were $71,348 for the three months ended December 31, 2017, the same amount as the three months ended December 31, 2016. Payroll expenses were $142,696 for the six months ended December 31, 2017, the same amount as the six months ended December 31, 2016. For the prior year, professional fees were $285,392. Payroll expenses were related to accrued salary for the chief executive officer, Jonathan Adams.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable

Item 4.  Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2017 covered by this Quarterly Report on Form 10-Q.  Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act. This conclusion by the Company’s Chief Executive Officer and Chief Financial Officer does not relate to reporting periods after December 31, 2017.

Changes in Internal Control over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the six months ended December 31, 2017, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

BioVie, INC.

Signature	Titles	Date
/s/ Jonathan Adams
Jonathan Adams	Chief Executive Officer, Principal Executive Officer, Principal Accounting Officer	February 14, 2018
Richard Wieland	Chief Financial Officer	February 14, 2018