Form 10-Q
period 2018-03-31
BIOVIE INC.
filed 2018-05-14
CIK 1580149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2018

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

Yes ☐                                          No ☒

The number of shares outstanding of each of the issuer’s classes of common equity, as of March 31, 2018 was 97,334,699.

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

BIOVIE INC.

CONDENSED BALANCE SHEETS (UNAUDITED)

	March 31,	June 30,
	2018	2017
ASSETS

CURRENT ASSETS:
Cash	$28,080	5,140
Total Current Assets	28,080	5,140

OTHER ASSETS:
Intangible Assets (Net of Amortization)	1,841,324	2,013,357
Goodwill	345,711	345,711
Total Other Assets	2,187,036	2,359,068

TOTAL ASSETS	$2,215,116	2,364,209

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts Payable and accrued expenses	$746,257	470,973
Related Party Loan	25,000	35,000
Accrued Payroll	312,500	125,000
Total Current Liabilities	1,083,756	630,973

LONG-TERM LIABILITIES:
Notes Payable, Related Party	575,917	575,918
Total Long-Term Liabilities	575,917	575,918

TOTAL LIABILITIES	1,659,674	1,206,891

STOCKHOLDERS' EQUITY
Preferred stock; $0.001 par value; 10,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $0.0001 par value; 300,000,000 shares authorized; 97,334,699 and 91,925,000 shares issued and outstanding, respectively	9,733	9,192
Additional paid in capital	4,738,796	3,483,134
Accumulated deficit	(4,193,087)	(2,335,009)
Total Stockholders' Equity	555,442	1,157,318

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,215,116	2,364,209

See accompanying notes to condensed financial statements

BIOVIE INC.

CONDENSED STATEMENT OF OPERATIONS (UNAUDITED)

	For the Three Months	For the Three Months	For the Nine Months	For the Nine Months
	Ended	Ended	Ended	Ended
	March 31,	March 31,	March 31,	March 31,
	2018	2017	2018	2017
REVENUE:
Sales	$—	$—	$—	$—

OPERATING EXPENSES
Amortization	57,344	57,344	172,033	172,033
Research and development expenses	46,420	120,043	275,116	375,872
Payroll expenses	61,247	71,348	203,943	214,044
Professional fees	489,443	126,098	1,093,857	312,277
Selling, general and administrative expenses	36,760	25,693	103,304	35,453
TOTAL OPERATING EXPENSES	691,215	400,527	1,848,253	1,109,680

LOSS FROM OPERATIONS	(691,215)	(400,527)	(1,848,253)	(1,109,680)

OTHER EXPENSE (INCOME)
Other Income	—	(222,028)	—	(222,028)
Interest expense	1,342	—	9,828	—
Interest income	—	(3)	(1)	(14)
TOTAL OTHER EXPENSE (INCOME)	1,342	(222,031)	9,827	(222,042)

NET LOSS	$(692,557)	$(178,495)	$(1,858,080)	$(887,637)

NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$(0.01)	$(0.00)	$(0.02)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	96,939,603	91,493,146	95,014,206	88,591,685

See accompanying notes to condensed financial statements

BIOVIE INC.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months	For the Nine Months
	Ended	Ended
	Ended March 31,	Ended March 31,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,858,080)	$(887,637)
Adjustments to reconcile net loss to net cash to cash used in operating activities:
Amortization of intangible assets	172,033	172,033
Share based compensation expense	811,203	34,884
Changes in operating assets and liabilities
Decrease in prepaid expenses	—	6,982
Increase (decrease) in:
Accounts Payable	275,284	209,818
Accrued Payroll	187,500	(34,526)
Net cash used in operating activities	(412,061)	(498,446)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of loan payable	(10,000)	—
Proceeds from issuance of common Stock	345,001	409,999
Proceeds from issuance of Warrants	100,000	—
Net cash provided by financing activities	435,001	409,999

Net Increase (decrease) in cash	22,940	(88,448)

Cash, beginning of period	5,140	123,757

Cash, end of period	$28,080	$35,309

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid for interest	$—	$—
Cash paid for income tax	$—	$—

See accompanying notes to condensed financial statements

BIOVIE INC.

Notes to Condensed Financial Statements

For the Nine Months Ended March 31, 2018 and 2017

(unaudited)

1.	Background Information

BioVie Inc. (the “Company”) is a clinical-stage company pursuing the discovery, development, and commercialization of innovative drug therapies. The Company is currently focused on developing and commercializing BIV201, a novel approach to the treatment of ascites due to chronic liver cirrhosis. In March 2017, the Company received notification from the FDA that it could initiate a Phase 2a US clinical trial. In April the Company signed a Cooperative Research and Development Agreement (CRADA) with the McGuire Research Institute/VA in Richmond, VA, and began dosing patients with BIV201 in September 2017. As of April 2018, three patients had been treated with BIV201 therapy in this ongoing Phase 2a clinical trial.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the nine months ended March 31, 2018, the Company had a net loss of $1,858,080.  As of March 31, 2018, the Company had a working capital deficit of $1,055,676 and had not yet earned any revenues. In view of these matters, the Company’s ability to continue as a going concern is dependent upon the Company’s ability to begin operations and to achieve a level of profitability. Since inception, the Company has financed its activities principally from the sale of equity securities. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes and proceeds from sub-licensing agreements until such time that funds provided by operations are sufficient to fund working capital requirements. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

BIOVIE INC.

Notes to Condensed Financial Statements

For the Nine Months Ended March 31, 2018 and 2017

(unaudited)

3.	Significant Accounting Policies

Unaudited Interim Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X.  Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with a reading of the Company’s form 10-K filed with the SEC on August 24, 2017.

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

Use of Estimates

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

Cash

Cash is maintained at financial institutions and, at times, balances may exceed federally insured limits. The Company has never experienced any losses related to these balances. All of the Company’s cash balances were fully insured at March 31, 2018.

Financial Instruments

The Company’s financial instruments include cash and accounts payable. The carrying amounts of cash and accounts payable approximate their fair value, due to the short-term nature of these items.

Research and Development

Research and development costs are charged to operations when incurred and are included in operating expenses. The Company expensed $275,116 for research and development for the nine months ended March 31, 2018.

BIOVIE INC.

Notes to Condensed Financial Statements

For the Nine Months Ended March 31, 2018 and 2017

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

The Company follows the provisions of FASB ASC 740-10 “Uncertainty in Income Taxes” (ASC 740-10), January 1, 2007. The Company has not recognized a liability as a result of the implementation of ASC 740-10. A reconciliation of the beginning and ending amount of unrecognized tax benefits has not been provided since there are no unrecognized benefits at March, 31, 2018 and since the date of adoption. The Company has not recognized interest expense or penalties as a result of the implementation of ASC 740-10. If there were an unrecognized tax benefit, the Company would recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.

Earnings (Loss) per Share

Basic earnings per share are computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share are computed by dividing net income by the weighted average number of shares of common stock outstanding and dilutive options outstanding during the year. For the nine months ended March 31, 2018 all outstanding options have been excluded from the calculation of the diluted net loss per share since their effect was anti-dilutive.

The table below shows the number of outstanding options and shares as of March 31,2018.

Number of Shares (Thousands)
Stock Options	5,150
Warrants	9,774
Total	14,924

BIOVIE INC.

Notes to Condensed Financial Statements

For the Nine Months Ended March 31, 2018 and 2017

(unaudited)

3.	Significant Accounting Policies (continued)

Stock-based Compensation

The Company has accounted for stock-based compensation under the provisions of FASB ASC 718 – “Stock Compensation” which requires the use of the fair-value based method to determine compensation for all arrangements under which employees and others receive shares of stock or equity instruments (stock options and common stock purchase warrants). For employee awards, the fair value of each stock option award is estimated on the date of grant using the Black-Scholes valuation model that uses assumptions for expected volatility, expected dividends, expected term, and the risk-free interest rate. For non-employees, the fair value of each stock option award is estimated on the measurement date using the Black-Scholes valuation model that uses assumptions for expected volatility, expected dividends, expected term, and the risk-free interest rate. For non-employees, the Company utilizes the graded vesting attribution method under which the entity treats each separately vesting portion (tranche) as a separate award and recognizes compensation cost for each tranche over its separate vesting schedule. Expected volatilities are based on historical volatility of peer companies and other factors estimated over the expected term of the stock options. For employee awards, the expected term of options granted is derived using the “simplified method” which computes expected term as the average of the sum of the vesting term plus the contract term. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the period of the expected term.

Fair Value

The carrying value of the Company’s financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accrued payroll, accounts payable, accrued expenses and related party advances.

Goodwill

Goodwill is recorded when the purchase price paid for an acquisition exceeds the fair value of net identified tangible and intangible assets acquired. The Company performs an annual impairment test of goodwill and further periodic tests to the extent indicators of impairment develop between annual impairment tests. The Company’s impairment review process compares the fair value of the reporting unit to its carrying value, including the goodwill related to the reporting unit. To determine the fair value of the reporting unit, the Company may use various approaches including an asset or cost approach, market approach or income approach or any combination thereof. These approaches may require the Company to make certain estimates and assumptions including future cash flows, revenue and expenses. These estimates and assumptions are reviewed each time the Company tests goodwill for impairment and are typically developed as part of the Company’s routine business planning and forecasting process. While the Company believes its estimates and assumptions are reasonable, variations from those estimates could produce materially different results. The Company did not recognize any goodwill impairments for the year ended June 30th, 2017

Impairment of Long-Lived Assets

Long-lived assets, including intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset.

If the carrying amount of an asset exceeds its undiscounted estimated future cash flows, an impairment review is performed. An impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Generally, fair value is determined using valuation techniques such as expected discounted cash flows or appraisals, as appropriate. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated or amortized. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

BIOVIE INC.

Notes to Condensed Financial Statements

For the Nine Months Ended March 31, 2018 and 2017

(unaudited)

3.	Significant Accounting Policies (continued)

Recent accounting pronouncements

The Company has reviewed recent accounting pronouncements issued by the FASB (including its EITF), the AICPA, and the SEC and did not or are not believed by management to have a material impact on the Company’s financial statements.

4. Intangible Assets

The company’s intangible assets consist of intellectual property acquired from LAT Pharma, Inc., and are amortized over their estimated useful lives as indicated below. The following is a summary of the intangible assets as of March 31, 2018 and 2017.

	March 31, 2018	June 30, 2017
Intangible Assets subject to Amortization	$2,013,357	$2,242,733
Accumulated Amortization	$172,033	$229,376
Intangible Assets (Net of Amortization	$1,841,324	$2,013,357

Future expected Amortization of intangible assets is as follows:

Year Ending June 30,
2018 (Remaining in Year)	$ 57,344
2019	$ 229,376
2020	$ 229,376
2021	$ 229,376
2022	$ 229,376
Thereafter	$ 866,473
$ 1,841,324

5. Related Party Loan

LAT Pharma was given a zero-interest bearing loan by the Company’s CEO, Jonathan Adams in the amount of $5,000 in August 2015 and $5,000 in November 2015.  The total of $10,000 was outstanding when the Company merged with LAT Pharma. On June 16th, 2017, the Company was given an additional $25,000 zero-interest bearing loan by Jonathan Adams.  During the quarter ended December 31, 2017, the Company repaid the $35,000 outstanding balance of the loan. During the quarter ended March 31, 2018, the company was given an additional $25,000 zero-interest bearing loan by Jonathan Adams which is currently outstanding. As of March 31, 2018, the balance of the loans was $25,000.

6. Commitments and Contingencies

Office Lease

On January 1, 2014 the Company executed a lease agreement with Cummings Properties for the Company’s office of 270 square feet at 100 Cummings Center, Suite 247-C, Beverly, MA 01915. The lease is for a term of five years from January 1, 2014 to December 30, 2018 and requires monthly payments of $379.

Employment Agreements

On April 11, 2016 the Company entered into employment agreement with CEO Jonathan Adams. The Company’s agreement provides for a three-year term with minimum annual base salary of $250,000 per year.

BIOVIE INC.

Notes to Condensed Financial Statements

For the Nine Months Ended March 31, 2018 and 2017

(unaudited)

7. Related Party Transactions

On March 23, 2017, Barrett Ehrlich agreed to defer the payment of his consulting fee debt of $173,333 until December 31, 2019, through the issuance of a Promissory note.  The promissory note does not carry any interest charge as long as the amount is paid in full before December 31, 2019.  The consulting fee debt has thereby been reclassified from a current liability to a long-term liability on the balance sheet. Any portion of the balance due under the note that remains unpaid after December 31, 2019 will accrue interest at a rate of 5% per annum until paid in full.

On March 23, 2017, Elliot Ehrlich agreed to forgive 50% of his salary debt of $444,056.  The adjusted salary debt is $222,028.13.  Elliot Ehrlich also agreed to defer the payment of his salary debt of $222,028 until December 31, 2019, through the issuance of a Promissory note.  The promissory note does not carry any interest charge as long as the amount is paid in full before December 31, 2019.  The salary debt has thereby been reclassified from a current liability to a long-term liability on the balance sheet and the salary debt forgiven has been reflected on the income statement as other income. Any portion of the balance due under the note that remains unpaid after December 31, 2019 will accrue interest at a rate of 5% per annum until paid in full.

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

In January 2018, the Company sold an aggregate of 333,333 shares of common stock and warrants to purchase 333,333 shares of common stock to a member of its board of directors for aggregate gross proceeds of $50,000. The purchase price for the common stock and warrants was $0.15 per share. The warrants are exercisable at an exercise price of $0.15 at any time from date of issuance until 7 years from the date of issuance. The Company also issued 30,000 shares of common stock in exchange for services. The shares were valued at $0.13 per share, and the value of the services were $3,900.

8. Stockholders’ Equity

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

During the nine months ended March 31, 2018, the Company issued stock options to consultants and board of directors for services provided to the Company. The following key assumptions were used in the valuation model to value stock option grants for each respective period:

			Weighted
		Weighed-	Remaining
		Average	Average
	Shares	Exercise	Contractual
Options	(Thousands)	Price	Term
Outstanding at July 1, 2016	3,000	$0.06
Granted	1,000	$0.24	4
Outstanding at June 30, 2017	4,000	$0.10	4
Granted	1,250	$0.15	5
Outstanding at March 31, 2018	5,250	$0.12	5
Exercisable at March 31, 2018	5,250	$0.12	5

BIOVIE INC.

Notes to Condensed Financial Statements

For the Nine Months Ended March 31, 2018 and 2017

(unaudited)

8. Stockholders’ Equity (continued)

The fair value of options granted during the three months ended March 31, 2018 was estimated using the Black Scholes Method and the following assumptions: volatility - 124.7% to 143.46%; Term – 5 years; Risk Free Rate – 2.45% to 2.61%; dividend rate – 0.00%.

The compensation expense for the nine months ended March 31, 2018 includes $16,443 related to the stock options described above. The future estimated compensation expense related to stock options is estimated to be $3,900 for the quarter ended June 30, 2018 and $10,135 for the year ended June 2018. The legal and professional expenses for the nine months ended March 31, 2018 includes $175,391 related to the stock options described above.

Offerings of Common Stock and Warrants

In July 2017 and August 2017, the Company sold and issued an aggregate of 886,364 shares of common stock and warrants to purchase 443,182 shares of common stock in a private placement transaction for aggregate gross proceeds of approximately $195,000. The purchase price for the common stock and warrants was $0.22 per share. The warrants are exercisable at an exercise price of $0.60 at any time from date of issuance until 5 years from the date of issuance.

In August 2017, the Company issued 1,500,000 shares of common stock to Aspire Capital in exchange for services. The shares were valued at $0.22 per share, and the value of the services were $330,000.

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

In November 2017, the Company issued 150,000 shares of common in exchange for services. The shares were valued at $0.23 per share, and the value of the services were $34,500. The Company also sold and issued an aggregate of 68,182 shares of common stock and warrants to purchase 34,091 shares of common stock in a private placement transaction for aggregate gross proceeds of approximately $15,000. The purchase price for the common stock and warrants was $0.22 per share. The warrants are exercisable at an exercise price of $0.60 at any time from date of issuance until 5 years from the date of issuance.

In November 2017, the Company extended the maturity date of stock options issued to the board of directors between November 2017 and November 2017 by 3 years. The Company recorded an incremental expense of $79,491.

BIOVIE INC.

Notes to Condensed Financial Statements

For the Nine Months Ended March 31, 2018 and 2017

(unaudited)

8. Stockholders’ Equity (continued)

In December 2017, the Company issued warrants to purchase 2,500,000 shares of common stock in a private placement transaction for aggregate gross proceeds of $100,000. The purchase price for the warrants were $0.04 per warrant. The warrants are exercisable at an exercise price of $0.20 at any time from date of issuance until 7 years from the date of issuance.

In January 2018, the Company sold an aggregate of 333,333 shares of common stock and warrants to purchase 333,333 shares of common stock to a member of its board of directors for aggregate gross proceeds of $50,000. The purchase price for the common stock and warrants was $0.15 per share. The warrants are exercisable at an exercise price of $0.15 at any time from date of issuance until 7 years from the date of issuance. The Company also issued 30,000 shares of common stock in exchange for services. The shares were valued at $0.13 per share, and the value of the services were $3,900.

In January 2018, the company also issued 1,400,000 shares of common stock as compensation for the Board of Directors. The shares were valued at $0.15 per share, and the value of the compensation was $210,000. The Company also issued warrants to purchase 105,000 shares of common stock in exchange for services. The warrants are exercisable at an exercise price of $0.15 any time from the date of issuance until 7 years from the date of issuance. The warrants were valued at $9,444.

In February 2018, the Company issued 600,000 shares of common stock in a private placement transaction in exchange for services. The shares were valued at $0.0475 per share, and the value of the services were $28,500. The Company also issued warrants to purchase 105,000 shares of common stock in a termination agreement. The warrants are exercisable at an exercise price of $0.15 any time from the date of issuance until 7 years from the date of issuance. The warrants were valued at $3,025.

The following table summarizes the warrants that have been issued:

		Weighted Average	Weighted Average
	Number of Shares	Exercise Price	Remaining Life (Years)
Outstanding at June 30, 2017	6,173,864	$ 0.50	0.7
Granted	3,600,150	$ 0.22	6.3
Outstanding at March 31, 2018	9,774,014	$ 0.40	2.8

BIOVIE INC.

Notes to Condensed Financial Statements

For the Nine Months Ended March 31, 2018 and 2017

(unaudited)

8. Stockholders’ Equity (continued)

The following table summaries the stock option information as of March 31, 2018

		Weighted
		Average
		Contract
Exercise Price	Outstanding	Life	Exercisable
$0.06	3,100,000	No expiration	1,100,000
$0.10	500,000	4.8	500,000
$0.20	200,000	4.5	200,000
$0.21	550,000	4.1	550,000
$0.22	100,000	4.0	100,000
$0.23	200,000	4.4	200,000
$0.25	500,000	3.6	500,000

Total	5,150,000	4.2	3,150,000

9. Subsequent Event

On March 29, 2018, the Company received a short-term convertible loan in the amount of $30,000 from Mr. Cuong Do, who is a member of its Board of Directors. Under the terms of the loan, BioVie must repay the principle amount of the loan in full plus simple interest of 10 percent not later than May 29, 2018.  BioVie also has the right, instead, at any time up to and including the maturity date of the loan, to convert the outstanding balance of the loan into BioVie stock to be issued to Mr. Do at a conversion price of 2.5 cents per share. Alternatively, Mr. Do also has the right to require such conversion during that same period of time by forgoing the accrued interest.

On April 25, 2018, the Company received a short-term convertible loan in the amount of $100,000 from Mr. Cuong Do, who is a member of its Board of Directors. Under the terms of the loan, BioVie must repay the principle amount of the loan in full plus simple interest of 10 percent not later than June 25, 2018.  BioVie also has the right, instead, at any time up to and including the maturity date of the loan, to convert the outstanding balance of the loan into BioVie stock to be issued to Mr. Do at a conversion price of 2.5 cents per share. Alternatively, Mr. Do also has the right to require such conversion during that same period of time by forgoing the accrued interest.

On April 30, 2018, the Company received notice that Mallinckrodt Pharmaceuticals Ireland Limited had petitioned the US Patent and Trademark Office (USPTO) to institute an Inter Partes Review of BioVie’s US Patent No. 9,655,945 titled “Treatment of Ascites” (the ‘945 patent). Inter Partes Review is a trial proceeding conducted with the USPTO Patent Trial and Appeal Board (PTAB) to review the patentability of one or more claims of a patent. Such review is limited to grounds of novelty and obviousness on the basis of prior art consisting of patents and printed publications. Although a petition for Inter Partes Review has been filed, grant of the petition by the PTAB is required for the proceeding to be instituted. BioVie will oppose the request to institute the IPR, and if it is allowed to proceed, we will oppose the full proceedings. BioVie is confident in the validity of the ‘945 patent.

On May 9, 2018, the Company received a short-term convertible loan in the amount of $30,000 from Mr. James Lang, who is a member of its Board of Directors. Under the terms of the loan, BioVie must repay the principle amount of the loan in full plus simple interest of 10 percent not later than July 9, 2018.  BioVie also has the right, instead, at any time up to and including the maturity date of the loan, to convert the outstanding balance of the loan into BioVie stock to be issued to Mr. Lang at a conversion price of 2.5 cents per share. Alternatively, Mr. Lang also has the right to require such conversion during that same period of time by forgoing the accrued interest.

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

We have incurred $1,858,080 of operating expenses for the nine months ended March 31, 2018.  We are now engaged in organizational activities and sourcing compounds and materials. We anticipate incurring other costs associated with equipment purchases and general and administrative expenses, including employee salaries and benefits, legal expenses, and other costs associated with an early stage, publicly-traded company.

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

The Company had approximately $28,080 of cash on hand at March 31, 2018 and will be unable to proceed with its planned drug development, meet its administrative expense requirements, capital costs, or staffing costs without obtaining additional net financing of approximately $250,000 to $500,000 to meet its near-term budgetary needs.

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

Capital Resources and Liquidity

As of March 31, 2018, we had $28,080 of cash on hand in our corporate bank account and a working capital deficit of $1,055,676. The Company is considered to be a development stage company and will continue in the development stage until generating revenues from the sales of its products or services. As a result, the report of the independent registered public accounting firm on our financial statements as of June 30, 2017, contains an explanatory paragraph regarding a substantial doubt about our ability to continue as a going concern.

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
• attempt to sell our company;
• cease operations; or
• declare bankruptcy.

We believe that our existing cash and cash equivalents will not be sufficient to meet our operating and capital requirements through September 30, 2018. Any debt financing secured by us in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. We may not be able to secure additional debt or equity financing in a timely manner, or at all, which could require us to scale back our business plan and operations.

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

Results of Operations

Research and Development

Research and development expenses were $46,420 for the three months ended March 31, 2018, a decrease of $73,623, compared to $120,043 for the three months ended March 31, 2017. Research and development expenses were $275,116 for the nine months ended March 31, 2018, a decrease of $100,756 compared to $375,872 for the nine months ended March 31, 2017. For the prior year, research and development expenses were $466,354. The research and development expenses were primarily due to the expenses incurred for clinical development activities.

Selling, General and Administrative

Selling, general and administrative expenses were $36,760 for the three months ended March 31, 2018, an increase of $11,067, compared to $25,693 for the three months ended March 31, 2017. Selling, general and administrative expenses were $103,304 for the nine months ended March 31, 2018, an increase of $67,851, compared to $35,453 for the nine months ended March 31, 2017. For the prior year, selling, general and administrative expenses were $69,122. The increase in selling, general and administrative expenses was primarily due to travel and conference expenses associated with financing activities.

Professional Fees

Professional fees were $489,443 for the three months ended March 31, 2018, an increase of $363,345 compared to $126,098 for the three months ended March 31, 2017. Professional fees were $1,093,857 for the nine months ended March 31, 2018, an increase of $781,580, compared to $312,277 for the nine months ended March 31, 2017. For the prior year, professional fees were $503,369. The increase in professional fees related to a large expense for financial and strategic advisory services paid in BioVie common stock.

Payroll Expenses

Payroll expenses were $61,247 for the three months ended March 31, 2018,a reduction of $10,101 compared to $71,348 for the three months ended March 31, 2017. Payroll expenses were $203,943 for the nine months ended March 31,2018 a reduction of $10,101 compared to $214,044 for the nine months ended March 31, 2017. For the prior year, payroll expenses were $285,392. Payroll expenses were related to accrued salary for the chief executive officer, Jonathan Adams.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable

Item 4.  Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2018 covered by this Quarterly Report on Form 10-Q.  Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act. This conclusion by the Company’s Chief Executive Officer and Chief Financial Officer does not relate to reporting periods after March 31, 2018.

Changes in Internal Control over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the nine months ended March 31, 2018, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

BioVie, INC.

Signature	Titles	Date
/s/ Jonathan Adams
Jonathan Adams	Chief Executive Officer, Chief Financial Officer, Principal Executive Officer, Principal Accounting Officer	May 14, 2018