Form 10-K
period 2018-06-30
BIOVIE INC.
filed 2018-10-05
CIK 1580149

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE FISCAL YEAR ENDED JUNE 30, 2018

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

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)		Emerging growth company	☐

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

Yes ☐                                          No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act

Yes ☐                                          No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒



The Aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed fourth fiscal quarter, June 30, 2018 was $5,319,173.

There were 315,053,673 shares of the Registrant’s $0.0001 par value common stock outstanding as of September 28, 2018.

BIOVIE INC.

FORM 10-K INDEX

PART I

PART II

PART III

PART IV

Item 15.	Exhibits and Financial Statement Schedules	35
	Signatures	35
	Certifications

BIOVIE INC.

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

Introduction

BioVie Inc. (the “Company”) is a clinical-stage company pursuing the discovery, development, and commercialization of innovative drug therapies. The Company is currently focused on developing and commercializing BIV201, a novel approach to the treatment of ascites due to chronic liver cirrhosis. In March 2017, the Company received notification from the FDA that it could initiate a Phase 2a US clinical trial. In April 2017, the Company signed a Cooperative Research and Development Agreement (CRADA) with the McGuire Research Institute Inc. in Richmond, VA, and began dosing patients with BIV201 in September 2017. As of June 2018, three patients had been treated with BIV201 therapy in this ongoing Phase 2a clinical trial.

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

The BIV201 development program began at LAT Pharma LLC. On April 11, 2016, the Company acquired LAT Pharma LLC and the rights to its BIV201 development program. The Company currently owns all development and marketing rights to its drug candidate. The Company and PharmaIN, Corp. (“PharmaIN”), LAT Pharma’s former partner focused on the development of new modified drug candidates in the same therapeutic field but not including BIV201, have agreed to pay royalties equal to less than 1% of future net sales of each company's ascites drug development programs, or if such program is licensed to a third party, less than 5% of each company's net license revenues. The Company’s relationship with PharmaIN could advance into a collaboration or be terminated. The Company has an issued US Patent covering the use of BIV201 for the treatment of ascites patients in the outpatient setting using ambulatory pump infusion, and has filed patent applications for its drug candidate in Japan, and Europe, and China.

The Company’s activities are subject to significant risks and uncertainties including failure to secure additional funding to properly execute the Company’s business plan.

About Ascites and Liver Cirrhosis

About 600,000 Americans and millions worldwide suffer from liver cirrhosis. Cirrhosis is the 12th leading cause of death due to disease in the US, killing more than 30,000 people each year. The condition results primarily from hepatitis, alcoholism, and fatty liver disease linked to obesity. Ascites is a common complication of advanced liver cirrhosis, involving kidney dysfunction and the accumulation of large amounts of fluid in the abdominal cavity.

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

Joint Venture and Possible Access to Early-Stage Compounds

The Company has an Agreement with PharmaIN providing certain limited rights and information on their program to develop novel modified terlipressin compounds. Although at an early stage, these compounds hold the promise of simpler and potentially safer dosing for patients outside the hospital. If this program makes significant advances, BioVie may contact PharmaIN to explore a licensing opportunity.

Efflux Pump Antibiotics Program

Prior to the Merger of Lat Pharma LLC and NanoAntibiotics Inc. in April 2016, the Company was exclusively developing novel nanotechnology anti-infective drugs to combat multi-drug resistant bacteria. We are at an early stage of discovery and development of broad spectrum antibiotics for gram-negative and gram-positive bacterial infections. Developing this technology in-house is resource-intensive with respect to time, personnel and capital necessary for scientific discovery. For further development of our nanoantibiotic technology we will need to find and license additional nanotechnology to complete our planned products. Presently this program is inactive as we are focusing our efforts on BIV201.

Intellectual Property

BioVie relies on a combination of trade secrecy and patent strategy to protect our confidential information and seek market exclusivity for our products. In May 2017 the Company announced issuance of a US patent covering the use of BIV201 in the treatment of ascites due to liver cirrhosis with administration via ambulatory pump. In July 2017 the Company announced filing an application for similar patent coverage in Japan, and subsequently filed for patent protection in Europe and China. BioVie has secured Orphan Drug designation for BIV201 in the treatment of ascites from the US Food and Drug Administration (FDA). The Company has applied for two additional Orphan Drug designations which could be granted in late 2018 or early 2019.

Research and Development

For the year ended June 30, 2018, the Company spent $370,853 in research and development activities.

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

Any product submitted to the FDA for marketing approval, including those submitted to a Fast Track program, may also be eligible for other types of FDA programs intended to expedite development and review, such as priority review and accelerated approval. Any product is eligible for priority review if it has the potential to provide safe and effective therapy where no satisfactory alternative therapy exists or a significant improvement in the treatment, diagnosis or prevention of a disease compared with marketed products. The FDA will attempt to direct additional resources to the evaluation of an application for a new drug or biological product designated for priority review in an effort to facilitate the review. Additionally, a product may be eligible for accelerated approval. Drug or biological products studied for their safety and effectiveness in treating serious or life-threatening illnesses and that provide meaningful therapeutic benefit over existing treatments may receive accelerated approval, which means that they may be approved on the basis of adequate and well-controlled clinical studies establishing that the product has an effect on a surrogate endpoint that is reasonably likely to predict a clinical benefit, or on the basis of an effect on a clinical endpoint other than survival or irreversible morbidity. As a condition of approval, the FDA generally requires that a sponsor of a drug or biological product receiving accelerated approval perform adequate and well-controlled post-marketing clinical studies to establish safety and efficacy for the approved indication. Failure to conduct such studies or conducting such studies that do not establish the required safety and efficacy may result in revocation of the original approval. In addition, the FDA currently requires as a condition for accelerated approval pre-approval of promotional materials, which could adversely impact the timing of the commercial launch or subsequent marketing of the product. Fast Track designation, priority review and accelerated approval do not change the standards for approval but may expedite the development or approval process.

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

Employees

Our business is managed by our officers. Our Chief Operating Officer, Jonathan Adams, began devoting full-time efforts to the Company on July 1st, 2017. Our Corporate Secretary, Julie Anderson, devote part time efforts to the Company’s activities. There are no additional employees. The Company relies on a team of highly experienced scientific, medical, and regulatory consultants to conduct its drug development activities.

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

Even if we successfully develop and market our drug candidates, we may not generate sufficient or sustainable revenue to achieve or sustain profitability, which could cause us to cease operations and cause you to lose all of your investment

If the Company fails to maintain an effective system of internal controls, it may not be able to accurately report its financial results or detect fraud. Consequently, investors could lose confidence in the Company’s financial reporting and this may decrease the trading price of its stock.

The Company must maintain effective internal controls to provide reliable financial reports and detect fraud. The Company has concluded that its disclosure controls and procedures internal controls, as well as internal controls over financial reporting, are ineffective. Failure to implement changes to the Company’s internal controls or any others that it identifies as necessary to establish an effective system of internal controls could harm its operating results and cause investors to lose confidence in the Company’s reported financial information. Any such loss of confidence would have a negative effect on the trading price of the Company’s stock.

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

Developing biopharmaceutical products, including conducting pre-clinical studies and clinical trials and establishing manufacturing capabilities, requires substantial funding. As of June 30, 2018, we had cash and cash equivalents totaling $45,800. Additional financing will be required to fund the research and development of our product candidates. We have not generated any product revenues, and do not expect to generate any revenues until, and only if, we develop, and receive approval to sell our drug candidates from the FDA and other regulatory authorities for our product candidates.

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

We currently depend upon the efforts and abilities of our management team of Jonathan Adams, our Chief Operating Officer, and Julie Anderson, our Company Secretary. Mr. Adams serves the Company full-time and Ms. Anderson serves the Company part-time. The loss or unavailability of the services of either of these individuals for any significant period of time could have a material adverse effect on our business, prospects, financial condition and results of operations which may cause you to lose all of your investment. We have not obtained, do not own, nor are we the beneficiary of key-person life insurance.

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

The directors and executive officers of the Company currently own an aggregate 440,181,137 shares, which currently constitutes 83.6% of the Common Stock of the Company. As a result, directors and executive officers may have a significant influence on the affairs and management of the Company, as well as on all matters requiring member approval, including electing and removing members of the Company’s Board of Directors, causing the Company to engage in transactions with affiliated entities, causing or restricting the sale or merger of the Company, and certain other matters. Such concentration of ownership and control could have the effect of delaying, deferring or preventing a change in control of the Company even when such a change of control would be in the best interests of the Company’s stockholders.

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

As of June 30, 2018, our Articles of Incorporation authorize the issuance of 300,000,000 shares of Common Stock. As of June 30, 2018, the Company had 98,503,199 shares of Common Stock outstanding. Accordingly, we may issue up to an additional 201,496,801 shares of Common Stock. The future issuance of Common Stock may result in substantial dilution in the percentage of our Common Stock held by our then existing shareholders. We may value any Common Stock in the future on an arbitrary basis. The issuance of Common Stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors, might have an adverse effect on any trading market for our Common Stock and could impair our ability to raise capital in the future through the sale of equity securities.

We have a large number of restricted shares outstanding, a portion of which may be sold under Rule 144 which may reduce the market price of our shares.

Of the 98,503,199 shares of Common Stock issued as of June 30, 2018 and outstanding, and assuming no Warrants are exercised, 86,603,765 shares are held by non-affiliates and 11,899,434 are owned by affiliates of the Company, consisting of our officers and directors. The majority of our Common Stock, including all of the Affiliates’ securities are deemed “restricted securities” within the meaning of Rule 144 as promulgated under the Securities Act.

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

Rule 12b-2 of the Exchange Act defines a “smaller reporting company” as an issuer that is not an investment company, an asset-backed issuer, or a majority-owned subsidiary of a parent that is not a smaller reporting company and that:

•	Had a public float of less than $250 million as of the last business day of its most recently completed fiscal quarter, computed by multiplying the aggregate number of worldwide number of shares of its voting and non-voting common equity held by non-affiliates by the price at which the common equity was last sold, or the average of the bid and asked prices of common equity, in the principle market for the common equity; or

•	In the case of an initial registration statement under the Securities Act or the Exchange Act for shares of its common equity, had a public float of less than $250 million as of a date within 30 days of the date of the filing of the registration statement, computed by multiplying the aggregate worldwide number of such shares held by non-affiliates before the registration plus, in the case of a Securities Act registration statement, the number of such shares included in the registration statement by the estimated public offering price of the shares; or

•	In the case of an issuer who had annual revenue of less than $100 million during the most recently completed fiscal year for which audit financial statements are available, had a public float as calculated under paragraph (1) or (2) of this definition that was either zero or less than $700 million.

As a “smaller reporting company” (in addition to and without regard to our status as an “emerging growth company”) we are not required and may not include a Compensation Discussion and Analysis (“CD&A”) section in our proxy statements; we provide only 3 years of business development information; provide fewer years of selected data; and have other “scaled” disclosure requirements that are less comprehensive than issuers that are not “smaller reporting companies” which could make our stock less attractive to potential investors, which could make it more difficult for you to sell your shares.

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

We are subject to the periodic reporting requirements of the Exchange Act, which require us to incur audit fees and legal fees in connection with the preparation of such reports. These additional costs will negatively affect our ability to earn a profit.

We are required to file periodic reports with the Securities and Exchange Commission pursuant to the Exchange Act and the rules and regulations thereunder. In order to comply with such requirements, our independent registered auditors have to review our financial statements on a quarterly basis and audit our financial statements on an annual basis. Moreover, our legal counsel have to review and assist in the preparation of such reports. Factors such as the number and type of transactions that we engage in and the complexity of our reports cannot accurately be determined at this time and may have a major negative effect on the cost and amount of time to be spent by our auditors and attorneys. However, the incurrence of such costs are an expense to our operations and thus have a negative effect on our ability to meet our overhead requirements and earn a profit.

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

On January 1, 2014, the company executed a lease agreement with Cummings Properties for the company’s office of 270 square feet at 100 Cummings Center, Suite 247-C, Beverly, MA 01915. The lease is for a term of five years from January 1, 2014 to December 30, 2018 and requires monthly payments of $379. The Company has notified Cummings Properties that it shall cancel the lease effective December 30, 2018 and relocate its headquarters.

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

The Company’s Common Stock trades on the over-the-counter market on the National Association of Securities Dealers, Inc. OTC Bulletin Board System (“OTCQB”) under the symbol “BIVI.” The following table sets forth the range of high and low closing bid quotations of the Common Stock as reported by the OTCQB for each fiscal quarter for the year ended June 30, 2017 and 2018. High and low bid quotations reflect inter-dealer prices without adjustment for retail mark-ups, markdowns or commissions and may not necessarily represent actual transactions.

Bid Prices
	Low	High
Quarter ended June 30, 2018	$ 0.01	$ 0.08
Quarter ended March 31, 2018	$ 0.02	$ 0.19
Quarter ended December 31, 2017	$ 0.14	$ 0.27
Quarter ended September 30, 2017	$ 0.16	$ 0.35
Quarter ended June 30, 2017	$ 0.21	$ 0.45
Quarter ended March 31, 2017	$ 0.16	$ 0.40
Quarter ended December 31, 2016	$ 0.16	$ 0.45
Quarter ended September 30, 2016	$ 0.21	$ 0.40

On June 30, 2018, the closing bid price of the Company’s Common Stock as reported by the OTC was $0.05.

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

Common Stock

During the year ended June 30, 2018, there was no modification of any instruments defining the rights of holders of the Company’s common stock and no limitation or qualification of the rights evidenced by the Company’s common stock as a result of the issuance of any other class of securities or the modification thereof.

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

BioVie accomplished the following key milestones during the twelve months ended June 30th, 2018:

-	In July 2017 the Company filed for BIV201 patent protection in Japan.
-	In September 2017, the first patient was enrolled and treated with BIV201 in our US Phase 2a clinical trial.
-	In September 2017, the Company engaged Mr. R. Richard Wieland II as our part-time chief financial officer.
-	In October 2017, the Company recruited Mr. Michael Sherman, a former investment banker and securities lawyer to join our Board of Directors.
-	In November 2017, the Company recruited Ms. Mina Sooch, the former chief executive officer for Gemphire Therapeutics, Inc. (NASDAQ: GEMP) to join our Board of Directors.
-	In December 2017, the Company received FDA Fast Track Designation for BIV201 for the treatment of refractory ascites.
-	In January 2018, an independent Data Safety Monitoring Board reviewed the clinical data for the first 2 patients treated with BIV201 and recommended continuing the trial.
-	In May 2018, the Company signed a Promissory Note with Acuitas Group Holdings, LLC in the amount of $250,000 as the first step in a multi-million dollar equity investment which closed in July 2018.
-	As of June 2018, 3 refractory ascites patients had been treated with BIV201 in our ongoing open-label 6-patient Phase 2a clinical trial.

Comparison of the Year Ended June 30, 2018 to the Year Ended June 30, 2017

Research and Development

Research and development expenses were $370,853 for the fiscal year ended June 30, 2018, a decrease of $95,501, compared to $466,354 for the fiscal year ended June 30, 2017. The research and development expenses were primarily due to the expenses incurred for clinical development activities.

Selling, General and Administrative

Selling, general and administrative expenses were $129,270 for the fiscal year ended June 30, 2018, an increase of $60,148, compared to $69,122 for the fiscal year ended June 30, 2017. The increase in selling, general and administrative expenses was primarily due to travel and conference expenses associated with financing activities.

Professional Fees

Professional fees were $1,331,142 for the fiscal year ended June 30, 2018, an increase of $827,773 compared to $503,369 for the fiscal year ended June 30, 2017. The increase in professional fees related to a large expense for financial and strategic advisory services paid in BioVie common stock.

Payroll Expenses

Payroll expenses were $311,525 for the fiscal year ended June 30, 2018, an increase of $26,133 compared to $285,392 for the fiscal year ended June 30, 2017. Payroll expenses were related to accrued salary for the Chief Operating Officer, Jonathan Adams. The payroll expenses for fiscal year ended June 30, 2018 included a $30,547 adjustment made for fiscal year ended June 30, 2017. The adjustment was due to a correction made to the valuation of Stock Options issued to the Chief Operating Officer.

We have incurred $2,372,166 of operating expenses for the year ended June 30, 2018.  We are now engaged in organizational activities and sourcing compounds and materials. We anticipate incurring other costs associated with equipment purchases and general and administrative expenses, including employee salaries and benefits, legal expenses, and other costs associated with an early stage, publicly-traded company.

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

Requirement for Additional Capital

The Company incurred $370,853 in research and development activities for fiscal year ended June 30, 2018. The Company received an equity investment from Acuitas Group Holding, LLC (“Acuitas”) and other purchasers which generated $3.2 million in cash proceeds. This funding is expected to be sufficient to cover our operational costs for the next twelve (12) months.

The Acuitas investment agreement also stipulated that if the clinical development of BIV201 continues, Acuitas may invest an additional $3 million to fund operations in year two, less any federal or FDA grant funding received by the Company.

We currently have not secured funding that will be required to pay for operating expenses incurred after the 2-year period expires.

The Company had approximately $2,255,000 of cash on hand at August 31, 2018.

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

Capital Resources and Liquidity

As of August 31, 2018, we had approximately $2,255,000 of cash on hand in our corporate bank account. The Company is considered to be a development stage company and will continue in the development stage until generating revenues from the sales of its products or services.

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

If we are unable to raise additional funds in the future, we will need to do one or more of the following:

●	delay, scale-back or eliminate some or all of our research and product development programs;

●	provide licenses to third parties to develop and commercialize products or technologies that we would otherwise seek to develop and commercialize ourselves;

●	seek strategic alliances or business combinations;

●	attempt to sell our company;

●	cease operations; or

●	declare bankruptcy.

On July 3, 2018, the Company raised $3.2 million in equity investment proceeds. We believe that our existing cash and cash equivalents, including the amounts received after the end of the fiscal year, will be sufficient to meet our operating and capital requirements for at least 12 months from the date of this report.

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

Cash

Cash is maintained at financial institutions and, at times, balances may exceed federally insured limits. The Company has never experienced any losses related to these balances. All of the Company’s cash balances were fully insured at June 30, 2018.

Financial Instruments

The Company’s financial instruments include cash, accounts payable, related party loans and a demand promissory note. The carrying amounts of cash and accounts payable approximate their fair value, due to the short-term nature of these items.

Long-Term Notes Payable

The Company’s long-term notes payable include accrued payroll to officers and accrued payments to third party consultants.

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

The Company follows the provisions of FASB ASC 740-10 “Uncertainty in Income Taxes” (ASC 740-10), January 1, 2007. The Company has not recognized a liability as a result of the implementation of ASC 740-10. A reconciliation of the beginning and ending amount of unrecognized tax benefits has not been provided since there are no unrecognized benefits at June 30, 2018 and since the date of adoption. The Company has not recognized interest expense or penalties as a result of the implementation of ASC 740-10. If there were an unrecognized tax benefit, the Company would recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.

Earnings (Loss) per Share

Basic earnings per share are computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share are computed by dividing net income by the weighted average number of shares of common stock outstanding and dilutive options outstanding during the year. For the years ended June 30, 2017 and 2018 all outstanding options have been excluded from the calculation of the diluted net loss per share since their effect was anti-dilutive.

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

BioVie, Inc.

Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of BioVie, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of BioVie, Inc. (the Company) as of June 30, 2018 and 2017, and the related statements of operations, stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2018 and 2017, and the results of its operations and its cash flows for each of the two years ended June 30, 2018 and 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

D. Brooks and Associates CPA’s, P.A.

We have served as the Company’s auditor since 2017.

Palm Beach Gardens, Florida

October 4, 2018

BioVie Inc.

Balance Sheets

	June 30,	June 30,
	2018	2017
ASSETS

CURRENT ASSETS:
Cash	$45,800	$5,140
Total Current Assets	45,800	5,140

OTHER ASSETS:
Intangible Assets (Net of Amortization)	1,783,980	2,013,357
Goodwill	345,711	345,711
Total Other Assets	2,129,691	2,359,068

TOTAL ASSETS	$2,175,491	$2,364,209

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts Payable and accrued expenses	$884,207	$470,973
Related Party Loan	—	35,000
Accrued Payroll	354,167	125,000
Total Current Liabilities	1,238,374	630,973

LONG-TERM LIABILITIES:
Demand Promissory Note	250,000	—
Notes Payable, Related Parties	575,918	575,918
Total Long-Term Liabilities	825,918	575,918

TOTAL LIABILITIES	2,064,292	1,206,891

STOCKHOLDERS' EQUITY
Preferred stock; $0.001 par value; 10,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $0.0001 par value; 300,000,000 shares authorized; 98,503,199 and 91,925,000 shares issued and outstanding, respectively	9,850	9,192
Additional paid in capital	4,870,475	3,483,134
Accumulated deficit	(4,769,126)	(2,335,009)
Total Stockholders' Equity	111,199	1,157,317

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,175,491	$2,364,209

The accompanying notes are an integral part of the financial statements.

BioVie Inc.

Statements of Operations

	For the Twelve Months	For the Twelve Months
	Ended	Ended
	June 30,	June 30,
	2018	2017

REVENUE	$—	$—

OPERATING EXPENSES:
Amortization	229,377	229,377
Research and development expenses	370,853	466,354
Payroll expenses	311,525	285,392
Professional fees	1,331,142	503,369
Selling, general and administrative expenses	129,270	69,122
TOTAL OPERATING EXPENSES	2,372,166	1,553,614

LOSS FROM OPERATIONS	(2,372,166)	(1,553,614)

OTHER EXPENSE (INCOME):
Other Income	—	(222,928)
Interest expense	40,960	—
Interest income	(4)	(14)
TOTAL OTHER EXPENSE (INCOME), NET	40,956	(222,942)

NET LOSS	$(2,413,122)	$(1,330,672)

Deemed dividend	(20,995)	—

NET LOSS ATTRIBUTABLE TO COMPANY STOCKHOLDERS	(2,434,117)	—

NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$(0.03)	$(0.01)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING, BASIC AND DILUTED	95,758,079	89,391,302

The accompanying notes are an integral part of the financial statements.

BioVie Inc.

Statement of Changes in Stockholders’ Equity

For the Years Ended June 30, 2018 and 2017

	Common	Common	Additional		Total
	Stock	Stock	Paid in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit

Balance, June 30, 2016	87,160,001	$8,716	$2,911,560	$(1,004,337)	$1,915,939

Issuance of shares and warrants for cash	4,764,999	477	479,523	—	479,999

Options vested	—	—	92,051	—	92,051

Net loss	—	—	—	(1,330,672)	(1,330,672)

Balance, June 30, 2017	91,925,000	9,193	3,483,134	(2,335,009)	1,157,317

Issuance of shares and warrants for cash	1,729,699	172	444,827	—	444,999

Issuance of shares for services	4,748,500	475	642,375	—	642,850

Options vested	—	—	238,165	—	238,165

Exercise of options for cash	100,000	10	1,990	—	2,000

Issuance of warrants for services	—	—	12,469	—	12,469

Issuance of warrants with debt	—	—	26,519	—	26,519

Deemed dividends for ratchet adjustment to warrants	—	—	20,995	(20,995)	—

Net loss	—	—	—	(2,413,122)	(2,413,122)

Balance, June 30, 2018	98,503,199	$9,850	$4,870,474	$(4,769,126)	$111,197

The accompanying notes are an integral part of the financial statements.

BioVie Inc.

Statements of Cash Flows

	For the Twelve Months	For the Twelve Months
	Ended	Ended
	Ended June 30,	Ended June 30,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,413,122)	$(1,330,672)
Adjustments to reconcile net loss to net cash to cash used in operating activities:
Amortization of intangible assets	229,377	229,377
Amortization of debt discount	26,519	—
Share based compensation expense	893,484	92,052
Changes in operating assets and liabilities
Decrease in prepaid expenses	—	6,982
Increase in:
Accounts payable	413,234	350,674
Accrued payroll	229,167	27,972
Net cash used in operating activities	(621,341)	(623,615)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of loan	(35,000)	—
Proceeds from related party	—	25,000
Proceeds from demand promissory note	250,000	—
Proceeds from issuance of common stock and warrants	344,999	479,999
Proceeds from exercise of options	2,000	—
Proceeds from issuance of warrants	100,000	—
Net cash provided by financing activities	661,999	504,999

Net Increase (decrease) in cash	40,658	(118,616)

Cash, beginning of period	5,140	123,757

Cash, end of period	$45,800	$5,140

SUPPLEMENTAL CASH FLOW INFORMATION:
Non-cash Investing and Financing Activities:
Issuance of warrants with debt	$26,519	—

The accompanying notes are an integral part of the financial statements.

BioVie Inc.

Notes to Financial Statements

For the Years Ended June 30, 2018 and 2017

1.	Background Information

BioVie Inc. (the “Company”) is a clinical-stage company pursuing the discovery, development, and commercialization of innovative drug therapies. The Company is currently focused on developing and commercializing BIV201, a novel approach to the treatment of ascites due to chronic liver cirrhosis. In March 2017, the Company received notification from the US Food and Drug Administration (FDA) that it could initiate a Phase 2a US clinical trial. In April the Company signed a Cooperative Research and Development Agreement (CRADA) with the McGuire Research Institute/VA in Richmond, VA, and began dosing patients with BIV201 in September 2017. As of June 2018, three patients had been treated with BIV201 therapy in this ongoing Phase 2a clinical trial.

BIV201 has the potential to improve the health of thousands of patients suffering from life-threatening complications of liver cirrhosis due to hepatitis, nonalcoholic steatohepatitis (NASH), and alcoholism. It has FDA Fast-Track status and Orphan Drug designation for the most common of these complications, ascites, which represents a significant unmet medical need. The FDA has never approved any drug specifically for treating ascites.

The BIV201 development program began at LAT Pharma LLC. On April 11, 2016, the Company acquired LAT Pharma LLC and the rights to its BIV201 development program. The Company currently owns all development and marketing rights to its drug candidate. The Company and PharmaIN, Corp. (“PharmaIN”), LAT Pharma’s former partner focused on the development of new modified drug candidates in the same therapeutic field but not including BIV201, agreed to pay royalties equal to less than 1% of future net sales of each company's ascites drug development programs, or if such program is licensed to a third party, less than 5% of each company's net license revenues. The Company’s relationship with PharmaIN could advance into a collaboration or be terminated. The Company has an issued US Patent covering the use of BIV201 for the treatment of ascites patients in the outpatient setting using ambulatory pump infusion, and has filed patent applications for its drug candidate in Japan, and Europe, and China.

The Company’s activities are subject to significant risks and uncertainties including failure to secure additional funding to properly execute the Company’s business plan.

2.	Liquidity

We believe that our existing cash and cash equivalents, including the amounts received after the end of the fiscal year, will be sufficient to meet our operating and capital requirements for at least 12 months from the date of this report.

On July 3, 2018, the Company, entered into a Securities Purchase Agreement (the “Purchase Agreement”) with Acuitas Group Holdings, LLC (“Acuitas”) and certain other purchasers identified in the Purchase Agreement (together with Acuitas, the “Purchasers”) pursuant to which (i) the Purchasers agreed to purchase an aggregate of 2,133,332 shares of the Company’s newly created Series A Convertible Preferred Stock (the “Preferred Stock”) at a price per share of $1.50 per share of Preferred Stock (the “Initial Sale”) and (ii) the Company will issue associated warrants (the “Warrants”) to purchase 213,333,200 shares of the Company’s Class A Common Stock (the “Common Stock”), each subject to the terms and conditions set forth in the Purchase Agreement, for an aggregate consideration of $3.2 million.

3.	Significant Accounting Policies

Basis of Presentation

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Cash

Cash is maintained at financial institutions and, at times, balances may exceed federally insured limits. The Company has never experienced any losses related to these balances. All of the Company’s cash balances were fully insured at June 30, 2018.

Financial Instruments

The Company’s financial instruments include cash, accounts payable, related party loans and a demand promissory note. The carrying amounts of cash and accounts payable approximate their fair value, due to the short-term nature of these items.

Long-Term Notes Payable

The Company’s long-term notes payable include accrued payroll to officers and accrued payments to third party consultants.

Research and Development

Research and development costs are charged to operations when incurred and are included in operating expenses. The Company expensed $370,853 and $466,354 for research and development for the years ended June 30, 2018 and 2017, respectively.

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

The Company follows the provisions of FASB ASC 740-10 “Uncertainty in Income Taxes” (ASC 740-10), January 1, 2007. The Company has not recognized a liability as a result of the implementation of ASC 740-10. A reconciliation of the beginning and ending amount of unrecognized tax benefits has not been provided since there are no unrecognized benefits at June 30, 2018 and since the date of adoption. The Company has not recognized interest expense or penalties as a result of the implementation of ASC 740-10. If there were an unrecognized tax benefit, the Company would recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.  The Company’s tax returns for the years ended June 30, 2015, 2016, 2017 and 2018 remain open to examination by taxing authorities.

Earnings (Loss) per Share

Basic earnings per share are computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share are computed by dividing net income by the weighted average number of shares of common stock outstanding and dilutive options outstanding during the year. For the years ended June 30, 2017 and 2018 all outstanding options have been excluded from the calculation of the diluted net loss per share since their effect was anti-dilutive.

The following potentially dilutive securities were excluded from the computation of diluted loss per share for the years ended June 30, 2017 and 2018:

	2017	2018
	Number of Shares (Thousands)	Number of Shares (Thousands)
Stock Options	4,000	5,150
Warrants	6,174	4,774
Total	10,174	9,924

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

Goodwill

Goodwill is recorded when the purchase price paid for an acquisition exceeds the fair value of net identified tangible and intangible assets acquired. The Company performs an annual impairment test of goodwill and further periodic tests to the extent indicators of impairment develop between annual impairment tests. The Company’s impairment review process compares the fair value of the reporting unit to its carrying value, including the goodwill related to the reporting unit. To determine the fair value of the reporting unit, the Company may use various approaches including an asset or cost approach, market approach or income approach or any combination thereof. These approaches may require the Company to make certain estimates and assumptions including future cash flows, revenue and expenses. These estimates and assumptions are reviewed each time the Company tests goodwill for impairment and are typically developed as part of the Company’s routine business planning and forecasting process. While the Company believes its estimates and assumptions are reasonable, variations from those estimates could produce materially different results. The Company did not recognize any goodwill impairments for the years ended June 30th, 2017 and June 30th, 2018.

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

4. Intangible Assets

The company’s intangible assets consist of intellectual property acquired from LAT Pharma, Inc., and are amortized over their estimated useful lives as indicated below. The following is a summary of the intangible assets as of June 30, 2018 and 2017.

	June 30, 2018	June 30, 2017
Intangible Assets subject to Amortization	$2,293,770	$2,293,770
Accumulated Amortization	509,790	280,413
Intangible Assets (Net of Amortization)	$1,783,980	$2,013,357

Future expected Amortization of intangible assets is as follows:

Year Ending June 30,
2019	$ 229,377
2020	229,377
2021	229,377
2022	229,377
2023	229,377
Thereafter	637,095
$ 1,783,980

5. Demand Note

On May 21, 2018, the Company received $250,000 in exchange for a promissory note from Acuitas Group Holding LLC. The promissory note carries 10% interest per year and has a maturity date of 10 business days of demand by Payee. The promissory note also has a provision that in the event of a superseding equity financing transaction, the Payor will receive 50% warrant coverage on same terms as if the superseding transactions occurs. On July 3, 2018, the Company entered into an equity financing transaction which resulted in Acuitas Group Holding LLC., receiving 833,333 warrants that expire on July 3rd 2024 with an exercise price of 1.8 cents per share. The Company valued the warrants at $29,666 using the Black Scholes Model and the following assumptions were used: volatility – 169%; Term – 6 years; Risk Free Rate – 2.96%; dividend rate – 0.00%. Based on their relative fair value, the Company allocated $26,519 of the proceeds to the warrants, which was recorded as additional interest expense for the year ended June 30, 2018. As the promissory note was converted into common stock subsequent to June 30, 2018, the balance as of June 30, 2018 is classified as long term on the accompanying balance sheet.

6. Related Party Transactions

Notes Payable

LAT Pharma was given a zero-interest bearing loan by the Company’s CEO, Jonathan Adams in the amount of $5,000 in August 2015 and $5,000 in November 2015.  The total of $10,000 was outstanding when the Company merged with LAT Pharma. On June 16th, 2017, the Company was given an additional $25,000 zero-interest bearing loan by Jonathan Adams.  During the quarter ended December 31, 2017, the Company repaid the $35,000 outstanding balance of the loan. During the quarter ended March 31, 2018, the Company was given an additional $25,000 zero-interest bearing loan by Jonathan Adams. During the quarter ended June 30, 2018, the Company repaid the $25,000 outstanding balance of the loan. The outstanding balance of the loan was $35,000 as of June 30, 2017 and zero as of June 30, 2018.

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

The outstanding balance of the long-term note payable was $575,917 as of June 30, 2017 and $575,917 as of June 30, 2018.

Sale of Common Stock and Warrants

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

Common Stock issued for Services

In January 2018, the Company issued 1,400,000 shares of common stock as compensation for the Board of Directors. The shares were valued at $0.15 per share which was the trading price on date of issuance, and the value of the compensation was $210,000.

7. Commitments and Contingencies

Office Lease

On January 1, 2014, the Company executed a lease agreement with Cummings Properties for the Company’s office of 270 square feet at 100 Cummings Center, Suite 247-C, Beverly, MA 01915. The lease is for a term of five years from January 1, 2014 to December 30, 2018 and requires monthly payments of $379. The Company notified the lessor that it will terminate the lease on December 30, 2018.

Employment Agreements

On April 11, 2016, the Company entered into employment agreement with CEO Jonathan Adams. The Company’s agreement provides for a three-year term with minimum annual base salary of $250,000 per year.

Challenge to US Patent

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

On August 15, 2018, BioVie submitted a Preliminary Response to the PTAB providing a rationale as to why, in the Company’s opinion, Mallinckrodt’s request to institute the IPR should not be granted. If he IPR is allowed to proceed, BioVie will seek to defend the ‘945 patent and/or pursue a favorable settlement. As of June 30, 2018, no adjustments or accruals are reflected as the Company is unable to determine a likely outcome at this time.

Royalty Agreements

Pursuant to the Agreement and Plan of Merger entered into on April 11, 2016 between LAT Pharma LLC and NanoAntibiotics, Inc., BioVie is obligated to pay a low single digit royalty on net sales of BIV201 (continuous infusion terlipressin) to be shared among LAT Pharma Members, PharmaIn Corporation; and The Barrett Edge, Inc.

Pursuant to the Technology Transfer Agreement entered into on July 25, 2016 between BioVie and the University of Padova (Italy), BioVie is obligated to pay a low single digit royalty on net sales of all terlipressin products covered by US patent no. 9,655,645 and any future foreign issuances capped at significantly less than $500,000 per year.

The Company and PharmaIN, Corporation, LAT Pharma’s former partner focused on the development of new modified drug candidates in the same therapeutic field but not including BIV201, agreed to pay royalties equal to less than 1% of future net sales of each company's ascites drug development programs, or if such program is licensed to a third party, less than 5% of each company's net license revenues. The Company’s relationship with PharmaIN could advance into a collaboration or be terminated. The Company has an issued US Patent covering the use of BIV201 for the treatment of ascites patients in the outpatient setting using ambulatory pump infusion, and has filed patent applications for its drug candidate in Japan, and Europe, and China.

8. Stockholders’ Equity

Stock Options

During the year ended June 30, 2017 and 2018, the Company issued stock options to consultants and board of directors for services provided to the Company.

The following is a summary of stock option activity for the years ended June 30, 2017 and 2018.

	Shares (Thousands)	Weighted-Average Exercise Price	Weighted Remaining Average Contractual Term

Options
Outstanding at July 1, 2016	3,000	$ 0.06	6.5
Granted	1,000	$ 0.24	4.0
Outstanding at June 30, 2017	4,000	$ 0.10	5.9
Granted	1,250	$ 0.15	5.0
Options Exercised	(100)	$ 0.02	-
Outstanding at June 30, 2018	5,150	$ 0.12	5.8
Exercisable at June 30, 2018	4,150	$ 0.13	4.8

The following is a summary of stock options outstanding and exercisable by exercise price as of June 30, 2018.

		Weighted Average Contract Life

Exercise Price	Outstanding		Exercisable
$ 0.06	3,100,000	6.5	2,100,000
$ 0.10	500,000	4.8	500,000
$ 0.20	200,000	4.5	200,000
$ 0.21	550,000	4.1	550,000
$ 0.22	100,000	4.0	100,000
$ 0.23	200,000	4.4	200,000
$ 0.25	500,000	3.6	500,000

Total	5,150,000		4,150,000

The fair value of options granted during the year ended June 30, 2018 was estimated using the Black Scholes Method and the following assumptions: volatility - 124.7% to 143.46%; Term – 5 years; Risk Free Rate – 2.45% to 2.61%; dividend rate – 0.00%. The fair value of options granted during the year ended June 30, 2017 was estimated using the Black Scholes Method and the following assumptions: volatility – 136.8% to 143.1%; Term – 4 years; Risk Free Rate – 0.53% to 1.4%; dividend rate – 0.00%.

The compensation expense for the year ended June 30, 2018 includes $30,978 related to the stock options described above and an adjustment for year ended June 30, 2017 of $30,547. The adjustment was due to a correction made to the valuation of Stock Options issued to the Chief Operating Officer. The legal and professional expenses for the year ended June 30, 2018 includes $176,641 related to the stock options described above. The Company expects to recognize $11,486 of future expenses related to the vesting of stock options through April 11, 2019.

The compensation expense for the year ended June 30, 2017 includes $35,392 related to the stock options described above. The legal and professional expenses for the year ended June 30, 2017 includes $56,660 related to the stock options described above.

Extension of Maturity

In November 2017, the Company extended the maturity date of stock options to acquire 800,000 shares at exercise prices ranging from $0.21 to $0.25 issued to the board of directors between November 2016 and December 2016 by 3 years. The Company recorded an incremental expense of $79,491 based on the increase in fair value of the options.

Offerings of Common Stock and Warrants

Issuance of Shares for Cash

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

In January 2017, the Company, entered into a common stock purchase agreement (the “Purchase Agreement”) with Aspire Capital Fund, LLC, an Illinois limited liability company (“Aspire Capital”) which provides that, on the terms and subject to the conditions and limitations set forth therein, Aspire Capital is committed to purchase up to an aggregate of $12.0 million of shares of the Company’s common stock over the 30-month term of the Purchase Agreement (“Aspire Equity Line”). On execution of the Purchase Agreement, the Company agreed to sell to Aspire Capital 1,000,000 shares of common stock and warrants to purchase 500,000 shares of common stock for proceeds of $200,000. The Warrant Shares will each have a five-year term and will be exercisable at $0.50 per share. Concurrently with entering into the Purchase Agreement, the Company also entered into a registration rights agreement with Aspire Capital (the “Registration Rights Agreement”), in which the Company agreed to file one or more registration statements, as permissible and necessary to register under the Securities Act of 1933, as amended (the “Securities Act”), registering the sale of the shares of the Company’s common stock that have been and may be issued to Aspire Capital under the Purchase Agreement.

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

The Purchase Agreement provides that the Company and Aspire Capital shall not affect any sales under the Purchase Agreement on any purchase date where the closing sale price of the Company’s common stock is less than $0.10. There are no trading volume requirements or restrictions under the Purchase Agreement, and the Company will control the timing and amount of sales of the Company’s common stock to Aspire Capital. Aspire Capital has no right to require any sales by the Company but is obligated to make purchases from the Company as directed by the Company in accordance with the Purchase Agreement. There are no limitations on use of proceeds, financial or business covenants, restrictions on future funding, rights of first refusal, participation rights, penalties or liquidated damages in the Purchase Agreement. In consideration for entering into the Purchase Agreement, concurrently with the execution of the Purchase Agreement, the Company issued to Aspire Capital 2,400,000 shares of the Company’s common stock (the “Commitment Shares”). The Purchase Agreement may be terminated by the Company at any time, at its discretion, without any cost to the Company. Aspire Capital has agreed that neither it nor any of its agents, representatives and affiliates shall engage in any direct or indirect short-selling or hedging of the Company’s common stock during any time prior to the termination of the Purchase Agreement. Any proceeds that the Company receives under the Purchase Agreement are expected to be used for working capital and general corporate purposes.

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

In May 2017, the Company sold and issued an aggregate of 240,000 shares of common stock and warrants to purchase 120,000 shares of common stock in a private placement transaction for aggregate gross proceeds of approximately $60,000. The purchase price for the common stock and warrants was $0.25 per share. The warrants are exercisable at an exercise price of $0.60 at any time from date of issuance until 5 years from the date of issuance. In August 2017, the Company issued an aggregate of 32,727 shares of common stock and 16,364 warrants to compensate these investors who purchased common stock at a $0.25 share price in a Series C offering prior to a reduction in the offering price to $0.22 per share.

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

In November 2017, the Company also sold and issued an aggregate of 68,182 shares of common stock and warrants to purchase 34,091 shares of common stock in a private placement transaction for aggregate gross proceeds of approximately $15,000. The purchase price for the common stock and warrants was $0.22 per share. The warrants are exercisable at an exercise price of $0.60 at any time from date of issuance until 5 years from the date of issuance.

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

In June 2018, 100,000 shares of stock options were exercised for $2,000.

Issuance of Shares for Services

In August 2017, the Company issued 1,500,000 shares of common stock to Aspire Capital in exchange for services. The shares were valued at $0.22 per share which was the trading price on date of issuance, and the value of the services were $330,000.

In November 2017, the Company issued 150,000 shares of common in exchange for services. The shares were valued at $0.23 per share which was the trading price on date of issuance, and the value of the services were $34,500.

In January 2018, The Company issued 30,000 shares of common stock in exchange for services. The shares were valued at $0.13 per share which was the trading price on date of issuance, and the value of the services were $3,900.

In January 2018, the Company issued 1,400,000 shares of common stock as compensation for the Board of Directors. The shares were valued at $0.15 per share which was the trading price on date of issuance, and the value of the compensation was $210,000.

In February 2018, the Company issued 600,000 shares of common stock in exchange for services. The shares were valued at $0.0475 per share which was the trading price on date of issuance, and the value of the services were $28,500.

In April 2018, the Company issued 300,000 shares of common in exchange for services. The shares were valued at $0.045 per share, and the value of the services were $13,500. In April 2018, the Company issued 150,000 shares of common in exchange for services. The shares were valued at $0.024 per share which was the trading price on date of issuance, and the value of the services were $3,600.

In May 2018, the Company issued 250,000 shares of common in exchange for services. The shares were valued at $0.018 per share which was the trading price on date of issuance, and the value of the services were $4,500.

In May 2018, the Company issued 68,500 shares of common in exchange for services. The shares were valued at $0.10 per share which was the trading price on date of issuance, and the value of the services were $6,850.

In June 2018, the Company issued 300,000 shares of common in exchange for services. The shares were valued at $0.025 per share which was the trading price on date of issuance, and the value of the services were $7,500.

Issuance of Warrants for Cash

In December 2017, the Company issued warrants to purchase 2,500,000 shares of common stock in a private placement transaction for aggregate gross proceeds of $100,000. The purchase price for the warrants were $0.04 per warrant. The warrants are exercisable at an exercise price of $0.20 at any time from date of issuance until 7 years from the date of issuance.

Issuance of Warrants for Services

In January 2018, the Company issued warrants to purchase 105,000 shares of common stock in exchange for services. The warrants are exercisable at an exercise price of $0.15 any time from the date of issuance until 7 years from the date of issuance. The warrants were valued at $9,444. The fair value of the warrants granted was estimated using the Black Scholes Method and the following assumptions: volatility – 166.7%; Term – 7 years; Risk Free Rate – 2.48%; dividend rate – 0.00%

In February 2018, the Company issued warrants to purchase 105,000 shares of common stock in a termination agreement. The warrants are exercisable at an exercise price of $0.15 any time from the date of issuance until 7 years from the date of issuance. The warrants were valued at $3,025. The fair value of the warrants granted was estimated using the Black Scholes Method and the following assumptions: volatility – 166.7%; Term – 7 years; Risk Free Rate – 2.81%; dividend rate – 0.00%

Warrant Price Adjustment

In December 2017, the Company issued warrants to purchase 2,500,000 shares of common stock in a private placement transaction for aggregate gross proceeds of $100,000. The warrants were exercisable at an exercise price of $0.20 at any time from date of issuance until 7 years from the date of issuance. The warrants have a down round feature that reduces the exercise price if the Company sells stock for a lower price. In January 2018, the Company sold shares at $0.15, which therefore triggered the reduction in the strike price. The Company calculated the difference in fair value of the warrants between the stated exercise price and the reduced exercise price and recorded $20,995 as a deemed dividend. The fair value of the warrants granted was estimated using the Black Scholes Method and the following assumptions: volatility – 164.7%; Term – 7 years; Risk Free Rate – 2.47%; dividend rate – 0.00%.

The following table summarizes the warrants that have been issued:

		Weighted Average	Weighted Average
	Number of Shares	Exercise Price	Remaining Life (Years)
Outstanding at June 30, 2016	5,000,000	$0.50	—
Granted	1,173,864	$0.51	3.5
Outstanding at June 30, 2017	6,173,864	$0.50	0.7
Granted	3,600,151	$0.22	6.1
Expired	(5,000,000)	$0.50	—
Outstanding at June 30, 2018	4,774,015	$0.29	5.5

The following table summarizes the warrants by price:

Weighted Average		Weighted Average
Exercise Price	Number of Shares	Remaining Life (Years)
$0.15	3,043,333	6.4
$0.50	1,037,501	3.5
$0.60	693,181	4.1
	4,774,015	5.5

9.	Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. At June 30, 2018, the Company has a Net Operating Loss (“NOL”) carryforward of approximately $1,800,000. The NOL expires during the years 2032 to 2037. Realization of any portion of the $832,186 of net deferred tax assets at June 30, 2018 is not considered more likely than not by management; accordingly, a valuation allowance has been established for the full amount. The valuation allowance as of June 30, 2018 was $832,186. The change in the valuation allowance during the year ended June 30, 2018 amounted to $357,231. The Company does not have any uncertain tax positions or events leading to uncertainty in a tax position. The Company’s 2015, 2016 and 2017 Corporate Income Tax Returns are subject to Internal Revenue Service examination.

On December 22, 2017, the Tax Cuts and Jobs Act (the “Act”) was signed into law. The Act decreases the U.S. corporate federal income tax rate from a maximum of 35% to a flat 21% effective January 1, 2018. The Act also includes a number of other provisions including, among others, the elimination of net operating loss carrybacks and limitations on the use of future losses, the repeal of the Alternative Minimum Tax regime and the repeal of the domestic production activities deduction. These provisions are not expected to have a material effect on the Corporation.

Given the significant complexity of the Act and anticipated additional implementation guidance from the Internal Revenue Service, further implications of the Act may be identified in future periods.

Significant components of the Company’s deferred tax assets are as follows:

	June 30, 2018	June 30, 2017
Deferred tax assets:
Tax loss carryforward	$555,064	$446,071
Intangible assets	19,277	3,735
Stock based compensation	257,845	25,149
Valuation Allowance	(832,186)	(474,955)
Net deferred tax assets	$—	$—

Since management of the Company believes that it is more likely than not that the net deferred tax assets will not provide future benefit, the Company has established a 100 percent valuation allowance on the net deferred tax assets as of June 30, 2018.

Reconciliation of the differences between income tax benefit computed at the federal and state statutory tax rates and the provision for income tax benefit for the years ended June 30, 2018 and 2017 is as follows:

	2018	2017

Income tax expense (benefit) at federal statutory rate	34%	34%
State taxes, net of federal benefit	5%	5%
Change in valuation allowance	-39%	-39%
	—	—

10. Subsequent Events

On July 3, 2018, BioVie, Inc., the Company, entered into a Securities Purchase Agreement (the “Purchase Agreement”) with Acuitas Group Holdings, LLC (“Acuitas”) and certain other purchasers identified in the Purchase Agreement (together with Acuitas, the “Purchasers”) pursuant to which (i) the Purchasers agreed to purchase an aggregate of 2,133,332 shares of the Company’s newly created Series A Convertible Preferred Stock (the “Preferred Stock”) at a price per share of $1.50 per share of Preferred Stock (the “Initial Sale”) and (ii) the Company will issue associated warrants (the “Warrants”) to purchase 213,333,200 shares of the Company’s Class A Common Stock (the “Common Stock”), each subject to the terms and conditions set forth in the Purchase Agreement, for an aggregate consideration of $3.2 million. Acuitas also received an additional 833,333 Warrants in connection with the payoff of a note issued by the Company in favor of Acuitas. The Initial Sale and issuance of the Warrants occurred on July 3, 2018. In addition, Acuitas has the option to purchase up to an additional 200,000,000 shares of Common Stock at a price per share of $0.015, and associated warrants on the same terms as the Warrants, within two weeks following the one year anniversary of the closing of the Initial Sale (the “Subsequent Sale”) in the event that the Company has not obtained $3,000,000 of funding through various non-dilutive grants prior to the one year anniversary of the closing of the Initial Sale.

Each share of Preferred Stock automatically converted into 100 shares of Common Stock upon the filing with the Secretary of State of the State of Nevada of a Certificate of Amendment to the Company’s Articles of Incorporation (the “Amendment”) on August 13, 2018 that increased the number of authorized shares of Common Stock to 800,000,000. The Amendment was approved by the written consent of the holders of more than a majority of the Company’s issued and outstanding Common Stock on July 3, 2018, and was filed with the Secretary of State of the State of Nevada 20 calendar days following the distribution of the Company’s Definitive Information to be filed with the Securities and Exchange Commission.

See the heading “Series A Convertible Preferred Stock” below for additional information related to the Preferred Stock. The purchase price of the Preferred Stock in the Initial Sale, the exercise price of the Warrants, and the Common Stock in the Subsequent Sale is subject to adjustment. First, in the event that the volume weighted average price of the Common Stock during the five-trading day period following July 3, 2018 is less than $0.015 per share, the price per share of Common Stock, the associated conversion ratio of the Preferred Stock, and the exercise price of the Warrants shall be retroactively adjusted to reflect such lower price. Second, in the event that Mallinckrodt Pharmaceuticals Ireland Limited prevails in any proceeding which results in the useful life of the Company’s current intellectual property rights being reduced by more than 75 percent, then the price per share of Common Stock, the associated conversion ratio of the Preferred Stock, and the exercise price of the Warrants shall be retroactively adjusted to 50 percent of the then-effective price per share of Common Stock under the Purchase Agreement (for example, if the then-effective price per share of Common Stock is $0.015, then following such event, the price per share will be $0.0075). In each case, the Company may be required to issue additional shares of Common Stock, but in no event will the Company be required to pay cash, to reflect such lower price per share.

The Purchase Agreement contained customary representations and warranties. In connection with the disclosure schedule associated with the representations and warranties, the Company also disclosed customary information, including the following: (i) the existence of the Mallinckrodt Pharmaceuticals Ireland Limited petition before the US Patent Trial and Appeal Board, (ii) the current capitalization of the Company, (iii) the Company’s obligation to pay a royalty on the net sales of BIV201 (continuous infusion terlipressin) in the amount of five percent to be allocated four percent to LAT Pharma LLC members, 0.4 percent to PharmaIn Corporation and 0.6 percent to The Barrett Edge, Inc. pursuant to the Agreement and Plan of Merger, dated April 11, 2016, by and between LAT Pharma LLC and the Company, (iv) the Company’s obligation to pay a royalty of five percent on net sales of all terlipressin products covered by specified patents up to a maximum of $200,000 per year pursuant to the Technology Transfer Agreement, dated July 25, 2016, by and between the Company and the University of Padova (Italy), and (v) certain recent issuances of Common Stock by the Company.

Pursuant to the Purchase Agreement, Terren Peizer, the Chairman of Acuitas, was appointed as a member of the Company’s Board of Directors (the “Board”) and as the Chief Executive Officer of the Company, effective July 3, 2018. The issuance of the Preferred Stock, the Warrants and the underlying common stock under the Purchase Agreement is exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to the exemption for transactions by an issuer not involving any public offering under Section 4(a)(2) of the Securities Act.

On July 9, 2018, Elliot Ehrlich entered into an Accord and Debt Satisfaction Agreement with the Company in which he agreed to release the Company from all liabilities including the original contract to defer payment of his accrued salary dated March 23, 2017 totaling the amount of $222,028.13 and received the settled sum of $22,203 and 222,028 common shares in satisfaction. This settlement reduced the Company’s debt by $222,028.13.

On July 9, 2018, Jonathan Adams entered into an Accord and Debt Satisfaction Agreement with the Company in which he agreed to release the Company from all liabilities including the original contract to defer payment of his accrued salary dated March 23, 2017 and subsequent unpaid salary, totaling the amount of $513,889, and received the settled sum of $25,694 in satisfaction. This settlement reduced the Company’s debt by $513,889.

On July 19, 2018, Geis-Hides Consulting LLC entered into an Accord and Debt Satisfaction Agreement with the Company in which the consulting firm agreed to release the Company from all liabilities arising from the Original Contract and Debt Repayment Plan dated December 15, 2013 totaling $130,000 and received the settled sum of $65,000 and 260,000 common shares in satisfaction. This settlement reduced the Company’s debt by $130,000.

As a result of the conversion of the Series A Preferred Stock in July 2018, the exercise of warrants to purchase 2,500,000 shares of common stock was reduced from $0.15 per share to $0.015 per share. On August 4, 2018, the Company issued 2,241,913 shares of common stock pursuant to a cash less exercise of warrants to purchase 2,500,000 shares at an exercise price of $0.015 per share.

On August 8, 2018, Barrett Ehrlich on behalf of The Barrett Edge Inc. (“Barrett”) entered into an Accord and Debt Satisfaction Agreement with the Company in which Barrett agreed to release the Company from all liabilities including the original contract to defer payment of Barrett’s accrued salary dated March 23, 2017, loan to the Company for $14,000, and subsequent unpaid consulting fees, totaling $493,333, and received the settled sum of $131,333 and 493,333 common shares in satisfaction. This settlement reduced the Company’s debt by $507,333.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T).	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s Chief Operating Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the fiscal period ending June 30, 2018 covered by this Annual Report on Form 10-K. Based upon such evaluation, the Chief Operating Officer has concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective as required under Rules 13a – 15(e) and 15d – 15(e) under the Exchange Act. This conclusion by the Company Operating Officer does not relate to reporting periods after June 30, 2018.

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

Management, under the supervision of the Company’s Chief Operating Officer, conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of June 30, 2018 under the criteria set forth in the Internal Control – Integrated Framework.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fourth fiscal quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below is certain information concerning the directors and executive officers of the Company as of June 30, 2018.

Name	Age	Position
Terren Peizer	59	Chairman & Chief Executive Officer
Jonathan Adams	55	President & Chief Operating Officer
Cuong Do	53	Independent Director
Jim Lang	55	Independent Director
Julie Anderson	62	Corporate Secretary and Independent Director
Hari Kumar	63	Independent Director
Michael Sherman	59	Independent Director
Mina Sooch	50	Independent Director

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

Information

Mr. Terren Peizer, Chairman of the Board of Directors and Chief Executive Officer, is an entrepreneur, investor, and financier with a particular interest in healthcare, having founded and successfully commercialized several healthcare companies. Mr. Peizer is the founder of Catasys, Inc., a leader in behavioral and mental health management services, having served as the Company’s Chairman of the Board of Directors and CEO since the Company’s inception in 2003. Mr. Peizer also is the Founder, Chairman and CEO and majority shareholder of NeurMedix, Inc., a biotechnology

Company with a focus on inflammatory, neurological and neuro-degenerative diseases. Mr. Peizer is Chairman of Acuitas Group Holdings, LLC, his personal holding Company that owns his portfolio Company interests. Through Acuitas, he owns Crede Capital Group, LLC, an industry leader in investing in micro and small capitalization public equities, having invested over $1.2 billion directly into portfolio companies. Previously he was Chairman of Cray, Inc., the leading supercomputing Company, and held senior executive positions at various publicly-traded growth companies and with the investment banking firms Goldman Sachs, First Boston, and Drexel Burnham Lambert. He received his B.S.E. in finance from The Wharton School of Finance and Commerce.

Mr. Jonathan Adams has served as the Company’s Chief Executive Officer and Chief Financial Officer since it acquired LAT Pharma LLC on April 11, 2016 until July 2018. In July 2018, he began serving as the Company’s President and Chief Operating Officer. He founded LAT Pharma LLC and served as its Chief Executive Officer prior to its acquisition. Mr. Adams has over 26 years of biopharmaceutical industry experience, including corporate finance, Company acquisitions and licensing deals, marketing and sales support. At Searle Pharmaceuticals he was a member of the global launch team for Celebrex, and he has worked on launching numerous new drugs and medical devices. Mr. Adams earned a BS at Cornell University and an MBA at the Tuck School at Dartmouth.

Mr. Cuong Do is currently President, Global Strategy Group, at Samsung. Mr. Do helps to set the strategic direction for Samsung Group’s diverse business portfolio. He was previously the Chief Strategy Officer for Merck, a leading US pharmaceuticals Company, Tyco Electronics, and Lenovo. Mr. Do is a former senior partner at McKinsey & Company, where he spent 17 years and helped build the healthcare, high tech and corporate finance practices. He holds a BA from Dartmouth College, and an MBA from the Tuck School of Business at Dartmouth.

Mr. Jim Lang is currently CEO of Water Street Capital’s and JLL Partner’s Global Life Sciences Services Platform. He formerly served as the CEO of Decision Resources Group (DRG), which he transformed into a leading healthcare data and analytics firm. Prior to that, Jim was CEO of IHS Cambridge Energy Research Associates (IHS CERA), a recognized leader in energy industry subscription information products, and formerly the President of Strategic Decisions Group (SDG), a leading global strategy consultancy. Mr. Lang holds a BS summa cum laude in electrical and computer engineering from the University of New Hampshire and an MBA with Distinction from the Tuck School of Business. Jim Lang currently also serves as a Director at OptimizeRX, a Nasdaq listed Company.

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

Mina Sooch, is a successful entrepreneur, executive, and venture capitalist in the life sciences sector. From 2014 to 2017, she served as President, CEO, and Board member of Gemphire Therapeutics, advancing its drug candidate through multiple clinical trials, raising nearly $60 million in funding, and taking the Company public. Prior to Gemphire, she co-founded and served as CEO of ProNAi, an oncology Company, where she raised over $70 million from venture capital investors. Prior to her CEO roles, she spent over a decade in life sciences venture capital as a Founder of Apjohn Ventures with several portfolio companies developing treatments for kidney and liver diseases. Mina received an MBA from Harvard Business School and holds a BS from Wayne State University.

Michael Sherman JD recently retired from his position as a Managing Director at Barclays Plc, where he had worked since 2008. Previously he was a Managing Director at Lehman Brothers, Inc. He has worked in investment banking for 30 years. Mr. Sherman has significant experience in healthcare finance, most recently assisting on a $450 million convertible transaction for Neurocrine Biosciences. He has worked on successful financial transactions for Teva Pharmaceutical Industries, Amgen Inc., Cubist Pharmaceuticals, Merck & Co., and Cardinal Health, among other companies. After graduating from the University of Pennsylvania, Michael Sherman received his JD, cum laude, from the Harvard Law School.

Qualifications

Terrent Peizer’s qualifications to serve on our Board of Directors are primarily based on his experience as an entrepreneur, investor, and financier with a particular interest in healthcare, having founded and successfully commercialized several healthcare companies. Mr. Peizer is the founder of Catasys, Inc., a leader in behavioral and mental health management services, having served as the Company’s Chairman of the Board of Directors and CEO since the Company’s inception in 2003. Mr. Peizer also is the Founder, Chairman and CEO and majority shareholder of NeurMedix, Inc., a biotechnology Company with a focus on inflammatory, neurological and neuro-degenerative diseases. Mr. Peizer is Chairman of Acuitas Group Holdings, LLC, his personal holding Company that owns his portfolio Company interests. Through Acuitas, he owns Crede Capital Group, LLC, an industry leader in investing in micro and small capitalization public equities, having invested over $1.2 billion directly into portfolio companies.

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

Cuong Do’s qualifications to serve on our Board of Directors are primarily based on his decades of experience as an executive in the pharma, biotech, and other high technology industries. He was previously the Chief Strategy Officer for Merck, a leading US pharmaceuticals Company, Tyco Electronics, and Lenovo. Mr. Do is a former senior partner at McKinsey & Company, where he spent 17 years and helped build the healthcare, high tech and corporate finance practices.

Jim Lang’s qualifications to serve on our Board of Directors are primarily based on his decades of experience as a strategy consultant, broad industry expertise, and senior-level management experience running several healthcare and information technology companies. This includes his experience as CEO of Decision Resources Group, CEO of IHS Cambridge Energy Research Associates (IHS CERA), and President of Strategic Decisions Group (SDG), a leading global strategy consultancy.

Julie Anderson’s qualifications to serve on our Board of Directors are primarily based on her decades of successful pharmaceutical marketing and new drug commercialization expertise. For Searle she led the global launch of the multi-billion-dollar drug Celebrex, and more recently for Durata Therapeutics she led the marketing efforts which resulted in a sale of the Company for about $675 million. Originally trained as a critical care nurse, Julie treated patients at risk of death due to complications caused by chronic liver cirrhosis, and deeply understands the unmet medical need targeted by BioVie.

Hari Kumar’s qualifications to serve on our Board of Directors are primarily based on his decades of biopharma industry experience including serving as the chief executive officer at multiple companies, extensive technical and business knowledge, and outstanding track record for delivering value to investors. He led the sale of Amira to Bristol-Myers Squibb in 2011 for $475 million, and as CEO for Adheron Therapeutics, he led the sale of this Company to Roche Pharma for $580 million in 2015.

Mina Sooch’s qualifications to serve on our Board of Directors are primarily based on her decades of biopharma industry experience including as a successful entrepreneur, executive, and venture capitalist in the life sciences sector. She has served as President, CEO, and a Board member for multiple biopharma companies. Prior to her CEO roles, she spent over a decade in life sciences venture capital with several portfolio companies developing treatments for kidney and liver diseases.

Michael Sherman’s qualifications to serve on our Board of Directors are primarily based on his decades of finance industry experience including as a Managing Director at Barclays Plc and as a Managing Director at Lehman Brothers, Inc. He has worked in investment banking for 30 years. Mr. Sherman has significant experience in healthcare finance including having worked on successful financial transactions for several pharmaceutical and healthcare focused companies.

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

Summary Compensation Table

	Annual Compensation			Long Term Compensation

Name and Principal Position	Year (1)	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Jonathan Adams
Chief Executive Officer and Chief Financial Officer, Treasurer and Corporate Secretary	2016	$250,000	$—	$—	$69,659	$—	$—	$—	$319,659
	2017	$250,000			$65,939				$315,939
	2018	$250,000	$—	$—	$30,978				$280,978
Elliot Ehrlich
Chief Executive Officer and Chief Financial Officer, Treasurer and Corporate Secretary	2014	$150,000	$—	$—	$—	$—	$—	$—	$150,000
	2015	$150,000	$—	$—	$—	$—	$—	$—	$150,000

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

Compensation of Directors

There are no arrangements pursuant to which our Directors are or will be compensated in the future for any services provided to the Company, except that each Director shall receive stock options and common share grants as remuneration for their service in lieu of cash compensation.  For fiscal year 2018, each Director received 100,000 stock options on the one-year anniversary of his or her service to the Company with an exercise price equal to the closing stock price on the day of the option grant. The total value of the options granted to Directors for FY 2018 was $50,482 based on the Black-Scholes option value method. Each Director also receives a stock grant of 200,000 common shares for every year of service. On January 2, 2018, the seven (7) Directors received a combined grant of 1.4 million common shares with a face value of $210,000 based on the closing stock price of $0.15 on the grant date.

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

Name and Address of Beneficial Owner	Number of Common Shares of Beneficial Ownership (1)	Percentage of Beneficial Ownership

Terren Peizer	400,833,333	80.30%
Jonathan Adams	8,136,248	8.10%
Julie Anderson	368,500	*
Cuong Do	20,537,888	17.70%
James Lang	5,328,788	5.20%
Hari Kumar	427,272	—
Michael Sherman	3,935,472	3.90%
Mina Sooch	613,636	*
All Directors and executive officers as a group (eight persons):	440,181,137	83.60%

Other 5% or Greater Beneficial Owners:
Acuitas Group Holdings, LLC
1601 Wilsire Boulevard
Suite 1100
Los Angeles, CA 90025	400,833,333	80.3%

Elliot Ehrlich
9511 Collins Ave # 807 Surfside, FL 33154	7,662,500	7.8%

Leo and Helene Ehrlich
7846 Tennyson Ct, Baton Raton, FL 33433	8,500,000	8.6%

Rebecca Guttman
655 Ibsen St., Woodmere, NY 11598	8,500,000	8.6%

RGN Brothers Trust
2715 Avenue L, Brooklyn, NY 11210	8,500,000	8.6%

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

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

None

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table shows what the auditor billed for the audit and other services for the years ended June 30, 2018 and 2017.

	Year Ended June 30, 2018	Year Ended June 30, 2017
Audit Fees	$22,000	$12,000
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—

Total	$22,000	$12,000

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

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Regulation Number	Exhibit
14.1	Code of Ethics
31.1	Rule 13a-14(a) Certification
31.2	Rule 13a-14(a) Certification
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOVIE Inc.

Signature	Titles	Date
/s/ Terren Peizer
Terren Peizer	Chairman and Chief Executive Officer (Principal Executive Officer)	October 5, 2018

/s/ Jonathan Adams		October 5, 2018
Jonathan Adams	Chief Operating Officer (Principal Financial Officer)