Form 10-Q
period 2018-09-30
BIOVIE INC.
filed 2018-11-14
CIK 1580149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2018

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________to _____________

Commission File Number: 000-55292

BIOVIE INC.

(Exact name of registrant as specified in its charter)

Nevada	46-2510769
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11601 Wilshire Blvd Suite 1100
Los Angeles, CA 90025
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

Yes ☒                                          No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)		Emerging growth company	☐

If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐                                          No ☒

The number of shares outstanding of each of the issuer’s classes of common equity, as of September 30, 2018 was 315,053,673.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

BIOVIE INC.

CONDENSED BALANCE SHEETS

(UNAUDITED)

	September 30,	June 30,
	2018	2018
ASSETS	(Unaudited)

CURRENT ASSETS:
Cash	$2,135,619	$45,800
Total Current Assets	2,135,619	45,800

OTHER ASSETS:
Intangible Assets (Net of Amortization)	1,726,636	1,783,980
Goodwill	345,711	345,711
Total Other Assets	2,072,347	2,129,691

TOTAL ASSETS	$4,207,966	$2,175,491

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts Payable and accrued expenses	$183,090	$884,207
Accrued Payroll	—	354,167
Total Current Liabilities	183,090	1,238,374

LONG-TERM LIABILITIES:
Demand Promissory Note	—	250,000
Notes Payable, Related Parties	—	575,918
Total Long-Term Liabilities	—	825,918

TOTAL LIABILITIES	183,090	2,064,292

STOCKHOLDERS' EQUITY

Preferred stock; $0.001 par value; 10,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $0.0001 par value; 800,000,000 and 300,000,000 shares authorized at September 30 and June 30 2018, respectively; 315,053,673 and 98,503,199 shares issued and outstanding at September 30 and June 30 2018, respectively	31,505	9,850
Additional paid in capital	9,251,025	4,870,475
Accumulated deficit	(5,257,655)	(4,769,126)
Total Stockholders' Equity	4,024,876	111,199

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,207,966	$2,175,491

See accompanying notes to unaudited condensed financial statements

BIOVIE INC.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months	For the Three Months
	Ended	Ended
	September 30,	September 30,
	2018	2017

REVENUE	$—	$—

OPERATING EXPENSES:
Amortization	57,344	57,344
Research and development expenses	194,521	41,854
Payroll expenses	70,693	71,348
Professional fees	135,230	453,611
Selling, general and administrative expenses	33,638	38,075
TOTAL OPERATING EXPENSES	491,427	662,232

LOSS FROM OPERATIONS	(491,427)	(662,232)

OTHER EXPENSE (INCOME):
Other Income	(51,400)	—
Interest expense	272	611
Interest income	(428)	(1)
TOTAL OTHER EXPENSE (INCOME), NET	(51,556)	610

NET LOSS	$(439,871)	$(662,842)

Deemed dividend	48,659	—

NET LOSS ATTRIBUTABLE TO COMPANY STOCKHOLDERS	$(488,529)	$—

NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$(0.00)	$(0.01)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING, BASIC AND DILUTED	309,279,009	93,301,583

See accompanying notes to unaudited condensed financial statements

BIOVIE INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months	For the Three Months
	Ended	Ended
	Ended Sept 30,	Ended Sept 30,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(439,871)	$(662,842)
Adjustments to reconcile net loss to net cash to cash used in operating activities:
Services paid with common stock	—	330,000
Amortization of intangible assets	57,344	57,344
Share based compensation expense	3,412	12,751
Changes in operating assets and liabilities
(Decrease)/Increase in:
Accounts payable	(62,767)	(3,190)
Accrued payroll	—	62,500
Net cash used in operating activities	(441,882)	(203,437)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of loan payable	(14,000)	(25,000)
Repayment of notes payable, related parties	(244,300)
Repayment of demand promissory note	(250,000)	—
Proceeds from issuance of preferred shares	3,040,000	—
Proceeds from issuance of common stock and warrants	—	245,001
Net cash provided by financing activities	2,531,700	220,001

Net Increase in cash	2,089,818	16,564

Cash, beginning of period	45,800	5,140

Cash, end of period	$2,135,619	$21,703

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—

SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Conversion of preferred shares to common stock	$3,200,000	$—
Settlement of debt by issuance of common stock	$1,150,135	$—
Cashless exercise of warrants	$224	$—
Deemed dividends for ratchet adjustments to warrants	$48,659	$—

See accompanying notes to unaudited condensed financial statements

BIOVIE INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(UNAUDITED)

	Preferred	Preferred	Common	Common	Additional		Total
	Stock	Stock	Stock	Stock	Paid in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance, June 30, 2018	—	$—	98,503,199	$9,850	$4,870,474	$(4,769,126)	$111,199

Issuance of preferred stock in a private placement	213,333,200	3,200,000	—	—	3,200,000	—	3,200,000

Conversion of preferred stock to common stock	(213,333,200)	(3,200,000)	213,333,200	21,333	(21,333)	—	—

Issuance of shares in exchange for debt settlement	—	—	975,361	98	1,150,037	—	1,150,135

Stock option compensation	—	—	—	—	3,412	—	3,412

Cashless exercise of warrants	—	—	2,241,913	224	(224)	—	—

Deemed dividends for ratchet adjustment to warrants	—	—	—	—	48,659	(48,659)	—

Net loss	—	—	—	—	—	(439,871)	(439,871)

Balance, September 30, 2018 (Unaudited)	—	$—	315,053,673	$31,505	$9,251,025	$(5,257,655)	$4,024,876

See accompanying notes to unaudited condensed financial statements

BIOVIE INC.

Notes to Condensed Financial Statements

For the Three Months Ended September 30, 2017 and 2018

(unaudited)

1.	Background Information

BioVie Inc. (the “Company”) is a clinical-stage company pursuing the discovery, development, and commercialization of innovative drug therapies. The Company is currently focused on developing and commercializing BIV201, a novel approach to the treatment of ascites due to chronic liver cirrhosis. In April 2017, the Company signed a Cooperative Research and Development Agreement (CRADA) with the McGuire Research Institute Inc. in Richmond, VA, and began dosing patients with BIV201 in September 2017. As of September 2018, four patients had been treated with BIV201 therapy in this ongoing Phase 2a clinical trial.

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

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The company has incurred recurring operational losses and has an accumulated deficit of $5.2 million and as a development stage enterprise, the Company expects substantial losses in future periods. The Company’s future operations are dependent on the success of the Company’s ongoing development and commercialization efforts, as well as continuing to secure additional financing.

In July 2018 it completed a capital raise from Acuitas Group Holding, LLC (“Acuitas”) and other purchasers and received net proceeds of $3 million and has resumed to further clinical development of BIV201. The Acuitas investment agreement also stipulated that if the clinical development of BIV201 continues, Acuitas may invest an additional $3 million to fund operations in year two, less any federal or FDA grant funding received by the Company.

At September 30, 2018, the Company had cash on hand of $2,135,000 and management believes we have sufficient funds to meet our operating and capital requirements for at least the next 12 months.

BIOVIE INC.

Notes to Condensed Financial Statements

For the Three Months Ended September 30, 2017 and 2018

(unaudited)

3.	Significant Accounting Policies

Basis of Presentation

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the applicable rules and regulations of the Securities and Exchange Commission (“SEC”). Our unaudited condensed financial statements reflect all adjustments, which are, in the opinion of management requires management to make estimates and assumptions that affect the reported amounts of assets and necessary for a fair presentation of our financial position and results of operations. Such adjustments are of a normal recurring nature, unless otherwise indicated. The balance sheet as of September 30, 2018 and the results of operations for the three months ended September 30, 2018 are not necessarily indicative of the results to be expected for the entire year. These interim unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended June 30, 2018. The condensed balance sheet at June 30, 2018 has been derived from the audited financial statements as that date, but does not include all disclosures, including notes, required by U.S. GAAP for complete financial statements.

Use of estimates

The preparation of the accompanying condensed financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities as of the date of the condensed financial statements, and the reported amounts of revenue and expenses during the periods reported. Actual results could differ from those estimates,

Cash

Cash is the financial instrument that potentially subjects the Company to a concentration of credit risk as cash is deposited with a financial institution and, at times, the cash balances may exceed the Federal Deposit Insurance Corporation insurance limits. The carrying value of cash approximates fair value at September 30, 2018 and June 30, 2018.

Financial Instruments

The Company’s financial instruments include cash, accounts payable, related party loans and a demand promissory note. The carrying amounts of cash and accounts payable approximate their fair value, due to the short-term nature of these items.

Research and Development

Research and development costs are charged to operations when incurred and are included in operating expenses. The Company expensed $194,521 and $41,854 for research and development for the three months ended September 30, 2018 and 2017 respectively.

BIOVIE INC.

Notes to Condensed Financial Statements

For the Three Months Ended September 30, 2017 and 2018

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

Earnings (Loss) per Share

Basic earnings per share are computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share are computed by dividing net income by the weighted average number of shares of common stock outstanding and dilutive options outstanding during the year. For the three months ended September 30, 2018 all outstanding options have been excluded from the calculation of the diluted net loss per share since their effect was anti-dilutive.

The following potentially dilutive securities were excluded from the computation of diluted loss per share for the three months ended June and September 30, 2018:

	September 30, 2018	June 30, 2018
	Number of Shares (Thousands)	Number of Shares (Thousands)
Stock Options	5,150	5,150
Warrants	216,441	4,774
Total	221,591	9,924

BIOVIE INC.

Notes to Condensed Financial Statements

For the Three Months Ended September 30, 2017 and 2018

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

Goodwill

Goodwill is recorded when the purchase price paid for an acquisition exceeds the fair value of net identified tangible and intangible assets acquired. The Company performs an annual impairment test of goodwill and further periodic tests to the extent indicators of impairment develop between annual impairment tests. The Company’s impairment review process compares the fair value of the reporting unit to its carrying value, including the goodwill related to the reporting unit. To determine the fair value of the reporting unit, the Company may use various approaches including an asset or cost approach, market approach or income approach or any combination thereof. These approaches may require the Company to make certain estimates and assumptions including future cash flows, revenue and expenses. These estimates and assumptions are reviewed each time the Company tests goodwill for impairment and are typically developed as part of the Company’s routine business planning and forecasting process. While the Company believes its estimates and assumptions are reasonable, variations from those estimates could produce materially different results. The Company did not recognize any goodwill impairments for the three months ended September 30, 2018.

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

BIOVIE INC.

Notes to Condensed Financial Statements

For the Three Months Ended September 30, 2017 and 2018

(unaudited)

4. Intangible Assets

The company’s intangible assets consist of intellectual property acquired from LAT Pharma, Inc., and are amortized over their estimated useful lives as indicated below. The following is a summary of the intangible assets as of June and September 30, 2018.

	September 30, 2018	June 30, 2018
	(Unaudited)

Intangible Assets subject to Amortization	$2,293,770	$2,293,770
Accumulated Amortization	567,134	509,790
Intangible Assets (Net of Amortization)	$1,726,636	$1,783,980

Future expected Amortization of intangible assets is as follows:

Year Ending June 30,
Remaining for 2019	$ 172,033
2020	229,377
2021	229,377
2022	229,377
2023	229,377
Thereafter	866,472
$ 1,726,636

5. Renegotiated Debt

On July 19, 2018, Geis-Hides Consulting LLC entered into an Accord and Debt Satisfaction Agreement with the Company in which the consulting firm agreed to release the Company from all liabilities arising from the Original Contract and Debt Repayment Plan dated December 15, 2013 totaling $132,000 and received cash of $65,000 and 260,000 common shares in satisfaction. The common shares were valued at the market price on the date of settlement at $0.06 per common share. The gain of $51,400 on the settlement of debt was reflected on the income statement as “other income”.

BIOVIE INC.

Notes to Condensed Financial Statements

For the Three Months Ended September 30, 2017 and 2018

(unaudited)

6. Related Party Transactions

On July 9, 2018, Jonathan Adams entered into an Accord and Debt Satisfaction Agreement with the Company in which he agreed to release the Company from all liabilities including the original contract to defer payment of his accrued salary dated March 23, 2017, the promissory note issued by the Company to defer payment of accrued salary; and subsequent unpaid salary, totaling the amount of $534,722, and received cash of $25,694 in satisfaction. The gain of $509,028 on the settlement of debt was reflected in the additional paid in capital.

On August 8, 2018, Barrett Ehrlich on behalf of The Barrett Edge Inc. (“Barrett”) entered into an Accord and Debt Satisfaction Agreement with the Company in which Barrett agreed to release the Company from all liabilities including the original contract to defer payment of accrued consulting fees dated March 23, 2017, the promissory note issued by the Company to defer payment of accrued consulting fees; loan to the Company for $14,000, and subsequent unpaid consulting fees, totaling $543,014, and received cash of $131,333 and 493,333 common shares in satisfaction. The common shares were valued at the market price on the date of settlement at $0.13 per common share. The gain of $361,548 on the settlement of debt was reflected in the additional paid in capital.

On July 9, 2018, Elliot Ehrlich entered into an Accord and Debt Satisfaction Agreement with the Company in which he agreed to release the Company from all liabilities including the original contract to defer payment of accrued salary dated March 23, 2017, totaling the amount of $222,028 the promissory note issued by the Company to defer payment of accrued salary; and received cash of $22,203 and 222,028 common shares in satisfaction. The common shares were valued at the market price on the date of settlement at $0.06 per common share. The gain of $186,503 on the settlement of debt was reflected in the additional paid in capital.

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

On October 1, 2018, the Company executed a lease agreement with Acuitas Group Holdings, LLC for the Company’s office at 11601 Wilshire Blvd Ste 1100, Los Angeles, CA 90025. The lease is a month-to-month lease that may be cancelled upon 30 days’ written notice and requires monthly payments of $1,000.

Challenge to US Patent

On April 30, 2018, the Company received notice that Mallinckrodt Pharmaceuticals Ireland Limited had petitioned the US Patent and Trademark Office (USPTO) to institute an Inter Partes Review of BioVie’s US Patent No. 9,655,945 titled “Treatment of Ascites” (the ‘945 patent).

BIOVIE INC.

Notes to Condensed Financial Statements

For the Three Months Ended September 30, 2017 and 2018

(unaudited)

7. Commitments and Contingencies (continued)

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

Pursuant to the Technology Transfer Agreement entered into on July 25, 2016 between BioVie and the University of Padova (Italy), BioVie is obligated to pay a low single digit royalty on net sales of all terlipressin products covered by US patent no. 9,655,645 and any future foreign issuances capped at a maximum of $200,000 per year.

The Company and PharmaIN Corporation, LAT Pharma’s former partner focused on the development of new modified drug candidates in the same therapeutic field but not including BIV201, agreed to pay royalties equal to less than 1% of future net sales of each company's ascites drug development programs, or if such program is licensed to a third party, less than 5% of each company's net license revenues. The Company’s relationship with PharmaIN could advance into a collaboration or be terminated.

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

During the three month ended September 30, 2018, the Company did not issue any stock options.

BIOVIE INC.

Notes to Condensed Financial Statements

For the Three Months Ended September 30, 2017 and 2018

(unaudited)

8. Stockholders’ Equity (continued)

Stock option activity for the Company’s plans for the period ended September 30, 2018 is summarized below:

	Shares (Thousands)	Weighted-Average Exercise Price	Weighted Remaining Average Contractual Term

Options
Outstanding at June 30, 2018	5,150	$ 0.12	6.3
Outstanding at September 30, 2018 (Unaudited)	5,150	$ 0.12	6.3
Exercisable at September 30, 2018 (Unaudited)	4,150	$ 0.12	6.3

The following is a summary of stock options outstanding and exercisable by exercise price as of September 30, 2018 (Unaudited).

		Weighted Average Contract Life

Exercise Price	Outstanding		Exercisable
$ 0.06	3,100,000	7.4	2,100,000
$ 0.10	500,000	4.3	500,000
$ 0.20	200,000	4.0	200,000
$ 0.21	550,000	3.6	550,000
$ 0.22	100,000	3.5	100,000
$ 0.23	200,000	3.9	200,000
$ 0.25	500,000	3.1	500,000

Total	5,150,000		4,150,000

BIOVIE INC.

Notes to Condensed Financial Statements

For the Three Months Ended September 30, 2017 and 2018

(unaudited)

8. Stockholders’ Equity (continued)

The compensation expense for the three months ended September 30, 2018 includes $3,412 related to the stock options described above. The Company expects to recognize $8,378 of future compensation expense related to stock options through the next nine months.

Offerings of Common Stock and Warrants

Issuance of Shares for Cash

On July 3, 2018, BioVie, Inc., the Company, entered into a Securities Purchase Agreement (the “Purchase Agreement”) with Acuitas Group Holdings, LLC (“Acuitas”) and certain other purchasers identified in the Purchase Agreement (together with Acuitas, the “Purchasers”) pursuant to which (i) the Purchasers agreed to purchase an aggregate of 2,133,332 shares of the Company’s newly created Series A Convertible Preferred Stock (the “Preferred Stock”) at a price per share of $1.50 per share of Preferred Stock (the “Initial Sale”) and (ii) the Company will issue associated warrants (the “Warrants”) to purchase 213,333,200 shares of the Company’s Class A Common Stock (the “Common Stock”), each subject to the terms and conditions set forth in the Purchase Agreement, for an aggregate consideration of $3.2 million. The Company received $160,000 of the $3.2 million in April and May 2018 as prepaid equity. Acuitas also received an additional 833,333 Warrants in connection with the payoff of a note issued by the Company in favor of Acuitas. The Initial Sale and issuance of the Warrants occurred on July 3, 2018. In addition, Acuitas has the option to purchase up to an additional 200,000,000 shares of Common Stock at a price per share of $0.015, and associated warrants on the same terms as the Warrants, within two weeks following the one year anniversary of the closing of the Initial Sale (the “Subsequent Sale”) in the event that the Company has not obtained $3,000,000 of funding through various non-dilutive grants prior to the one year anniversary of the closing of the Initial Sale.

Each share of Preferred Stock automatically converted into 100 shares of Common Stock upon the filing with the Secretary of State of the State of Nevada of a Certificate of Amendment to the Company’s Articles of Incorporation (the “Amendment”) on August 13, 2018 that increased the number of authorized shares of Common Stock to 800,000,000. The Amendment was approved by the written consent of the holders of more than a majority of the Company’s issued and outstanding Common Stock on July 3, 2018, and was filed with the Secretary of State of the State of Nevada 20 calendar days following the distribution of the Company’s Definitive Information that was filed with the Securities and Exchange Commission.

The purchase price of the Preferred Stock in the Initial Sale, the exercise price of the Warrants, and the Common Stock in the Subsequent Sale is subject to adjustment. In the event that Mallinckrodt Pharmaceuticals Ireland Limited prevails in any proceeding which results in the useful life of the Company’s current intellectual property rights being reduced by more than 75 percent, then the price per share of Common Stock, the associated conversion ratio of the Preferred Stock, and the exercise price of the Warrants shall be retroactively adjusted to 50 percent of the then-effective price per share of Common Stock under the Purchase Agreement (for example, if the then-effective price per share of Common Stock is $0.015, then following such event, the price per share will be $0.0075). In this case, the Company may be required to issue additional shares of Common Stock, but in no event will the Company be required to pay cash, to reflect such lower price per share.

BIOVIE INC.

Notes to Condensed Financial Statements

For the Three Months Ended September 30, 2017 and 2018

(unaudited)

8. Stockholders’ Equity (continued)

The Purchase Agreement contained customary representations and warranties. In connection with the disclosure schedule associated with the representations and warranties, the Company also disclosed customary information, including the following: (i) the existence of the Mallinckrodt Pharmaceuticals Ireland Limited petition before the US Patent Trial and Appeal Board, (ii) the current capitalization of the Company, (iii) the Company’s obligation to pay a low single digit royalty on the net sales of BIV201 (continuous infusion terlipressin) to be shared among LAT Pharma LLC members, PharmaIN Corporation and The Barrett Edge, Inc. pursuant to the Agreement and Plan of Merger, dated April 11, 2016, by and between LAT Pharma LLC and the Company, (iv) the Company’s obligation to pay a low single digit royalty on net sales of all terlipressin products covered by specified patents up to a maximum of $200,000 per year pursuant to the Technology Transfer Agreement, dated July 25, 2016, by and between the Company and the University of Padova (Italy), and (v) certain recent issuances of Common Stock by the Company.

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

Issuance of Shares in Settlement of Debt

During the three months ended September 30, 2018, the Company settled $895,042 of debt including $765,042 owed to related parties, by issuing 975,361 shares of common stock with a fair value of $93,055. See notes 5 and 6.

Warrant Price Adjustment

In December 2017, the Company issued warrants to purchase 2,500,000 shares of common stock in a private placement transaction for aggregate gross proceeds of $100,000. The warrants were exercisable at an exercise price of $0.20 at any time from date of issuance until 7 years from the date of issuance. The warrants have a down round feature that reduces the exercise price if the Company sells stock for a lower price. In January 2018, the Company sold shares at $0.15, which therefore triggered the reduction in the strike price. The Company calculated the difference in fair value of the warrants between the stated exercise price and the reduced exercise price and recorded $20,995 as a deemed dividend. In July 2018, the Company sold shares at $0.015, which therefore triggered the reduction in the strike price. The Company calculated the difference in fair value of the warrants between the stated exercise price and the reduced exercise price and recorded $44,888.08 as a deemed dividend. The fair value of the warrants granted was estimated using the Black Scholes Method and the following assumptions: volatility – 170.6%; Term – 6.4 years; Risk Free Rate – 2.79%; dividend rate – 0.00%. On August 4, 2018, the Company issued 2,241,913 shares of common stock pursuant to a cash less exercise of warrants to purchase 2,500,000 shares at an exercise price of $0.015 per share. As a result of the conversion of the Series A Preferred Stock in July 2018, the exercise of warrants to purchase 2,500,000 shares of common stock was reduced from $0.15 per share to $0.015 per share. On August 4, 2018, the Company issued 2,241,913 shares of common stock pursuant to a cash less exercise of warrants to purchase 2,500,000 shares at an exercise price of $0.015 per share.

BIOVIE INC.

Notes to Condensed Financial Statements

For the Three Months Ended September 30, 2017 and 2018

(unaudited)

8. Stockholders’ Equity (continued)

In January 2018, the Company issued warrants to purchase 210,000 shares of common stock in exchange for banking services. The warrants were exercisable at an exercise price of $0.15 at any time from date of issuance until 7 years from the date of issuance. The warrants have a down round feature that reduces the exercise price if the Company sells stock for a lower price. In July 2018, the Company sold shares at $0.015, which therefore triggered the reduction in the strike price. The Company calculated the difference in fair value of the warrants between the stated exercise price and the reduced exercise price and recorded $3,770 as a deemed dividend. The fair value of the warrants granted was estimated using the Black Scholes Method and the following assumptions: volatility – 170.6%; Term – 6.4 years; Risk Free Rate – 2.79%; dividend rate – 0.00%.

The following table summarizes the warrants that have been issued:

		Weighted Average	Weighted Average
	Number of Shares	Exercise Price	Remaining Life (Years)
Outstanding at June 30, 2018	4,774,015	$0.29	5.2
Granted	214,166,533	$0.02	5.8
Exercised	(2,500,000)	$0.02	(6.1)
Outstanding at September 30, 2018 (Unaudited)	216,440,548	$0.02	5.8

The following table summarizes the warrants by exercise price as of September 30, 2018:

Weighted Average		Weighted Average
Exercise Price	Number of Shares	Remaining Life (Years)
$0.02	214,166,533	5.8
$0.15	543,333	6.3
$0.50	1,037,501	3.2
$0.60	693,181	3.9
	216,440,548	5.8

9. Subsequent Event

In October 2018, the Company issued stock options to purchase 200,000 shares of common stock as part of their annual board of director compensation. The stock options are exercisable at an exercise price of $0.05 at any time from date of issuance until 5 years from the date of issuance.

In October 2018, the Company issued stock options to purchase 100,000 shares of common stock to the Chief Financial Officer as part of her compensation. The stock options are exercisable at an exercise price of $0.07 at any time from date of issuance until 5 years from the date of issuance.

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

Management’s Discussion

Biovie is a clinical-stage company pursuing the discovery, development, and commercialization of innovative drug therapies targeting life-threatening complications of liver cirrhosis. Our initial disease target is ascites, a serious medical condition affecting about 100,000 Americans and many times more worldwide. Our therapeutic drug candidate BIV201 is based on a drug that is approved in about 40 countries to treat related complications of liver cirrhosis (part of the same disease pathway as ascites), but not yet available in the US. The active agent in BIV201, terlipressin, is a potent vasoconstrictor which is in use for various medical conditions around the world. The goal is for BIV201 to interrupt the ascites disease pathway, thereby halting the cycle of accelerating fluid generation in ascites patients.

Comparison of the three months ended September 30, 2018 to the three months ended September 30, 2017

Research and Development

Research and development expenses were $194,521 for the three months ended September 30, 2018, an increase of $152,667, compared to $41,854 for the three months ended September 30, 2017. In September 30, 2017, the Company began dosing patients with BIV201. During the three months ended September 30, 2018, the Company paid for ongoing Phase 2a clinical trial activities, results analysis and analytical research, and associated regulatory and clinical trial program planning.

Selling, General and Administrative

Selling, general and administrative expenses were $33,638 for the three months ended September 30, 2018, a reduction of $4,437, compared to $38,075 for the three months ended September 30, 2017. The decrease in selling, general and administrative expenses was primarily due to travel and conference expenses that took place in the during the three months ended September 30, 2017.

Professional Fees

Professional fees were $135,230 for the three months ended September 30, 2018, a reduction of $318,381 compared to $453,611 for the three months ended September 30, 2017. In 2017, the Company paid for professional fees related to financial and strategic advisory services with BioVie common stock.

Payroll Expenses

Payroll expenses were $70,693 for the three months ended September 30, 2018, a reduction of $655 compared to $71,348 for the three months ended June 30, 2017. The reduction in payroll expenses is mainly related to a reduction in amortization stock option compensation cost.

We have incurred $491,427 of operating expenses for the three months ended September 30, 2018 as compared to $662,232 for the three months ended September 30, 2017.  The decrease in operating expenses for the three months period ended September 30, 2018 from the three months period ended September 30, 2017 primarily was due to the issuance of common stock in September 30, 2017 as compensation for profession services described above.

Capital Resources and Liquidity

As of September 30, 2018 the Company had an accumulated deficit of $5.2 million and as a development stage enterprise, the company expects substantial losses in future periods. The Company’s future operations are dependent on the success of the Company’s ongoing development and commercialization effort, as well as continuing to secure additional financing.

In July 2018 it completed a capital raise from Acuitas Group Holding, LLC (“Acuitas”) and other purchasers and received net proceeds of $3 million and has resumed to further clinical development of BIV201. The Acuitas investment agreement also stipulated that if the clinical development of BIV201 continues, Acuitas may invest an additional $3 million to fund operations in year two, less any federal or FDA grant funding received by the Company.

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

As of September 30, 2018, the Company had cash on hand of $2,135,000 and believes we have sufficient funds to meet our operating and capital requirements for at least the next 12 months.

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

Earnings (Loss) per Share

Basic earnings per share are computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share are computed by dividing net income by the weighted average number of shares of common stock outstanding and dilutive options outstanding during the year. For the three months ended September 30, 2018 and 2017 all outstanding options have been excluded from the calculation of the diluted net loss per share since their effect was anti-dilutive.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable

Item 4.  Controls and Procedures

We maintain “disclosure controls and procedures, “ such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulate and communicated to our management, including our Chief Executive Office and Chief Financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Our disclosure controls and procedures have been designed to meet reasonable assurance standards. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgement in evaluating the cost-benefit relationship of possible disclosure and procedures. The design of and disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based upon their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level. officer, as appropriate, to allow timely decisions regarding required discourse.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15f and 15d-15(f) under the Exchange Act) that occurred during the first fiscal quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered sales of equity securities

None

Item 3. Defaults Upon Senior Securities

None

Item 4.  Mine Safety Disclosures

None

Item 5.  Other Information

None

Item 6. Exhibits

(a) Exhibit index

Exhibits

31.1	Certification of Chief Executive Officer (Principal Executive Officer) required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer (Principal Financial Officer) required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

 (b)  Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BioVie, INC.

Signature	Titles	Date

/s/ Terren Peizer
Terren Peizer	Chairman and Chief Executive Officer (Principal Executive Officer)	November 13, 2018

/s/ J.Wendy Kim
J.Wendy Kim	Chief Financial Officer	November 13, 2018