Form 10-Q
period 2018-12-31
BIOVIE INC.
filed 2019-02-12
CIK 1580149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2018

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
(Do not check if a smaller reporting company)		Emerging growth company	☒

If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐                                          No ☒

The number of shares outstanding of each of the issuer’s classes of common equity, as of December 31, 2018 was 315,053,673.

PART I – FINANCIAL INFORMATION

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	20
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20
Item 3.	Defaults Upon Senior Securities	20
Item 4.	Mine Safety Disclosures	20
Item 5.	Other Information	20
Item 6.	Exhibits

SIGNATURES		21

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Biovie Inc.

Condensed Balance Sheet

	December 31,	June 30,
	2018	2018*
ASSETS	(Unaudited)

CURRENT ASSETS:
Cash	$1,630,483	$45,800
Total Current Assets	1,630,483	45,800

OTHER ASSETS:
Intangible Assets, Net	1,669,292	1,783,980
Goodwill	345,711	345,711
Total Other Assets	2,015,003	2,129,691

TOTAL ASSETS	$3,645,486	$2,175,491

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts Payable and accrued expenses	$104,836	$884,207
Accrued Payroll	—	354,167
Total Current Liabilities	104,836	1,238,374

LONG-TERM LIABILITIES:
Demand Promissory Note	—	250,000
Notes Payable, Related Parties	—	575,918
Total Long-Term Liabilities	—	825,918

TOTAL LIABILITIES	104,836	2,064,292

Commitments and contingencies (Note 7)	—	—

STOCKHOLDERS' EQUITY

Preferred stock; $0.001 par value; 10,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $0.0001 par value; 800,000,000 and 300,000,000 shares authorized at December 31, 2018 and June 30, 2018, respectively; 315,053,673 and 98,503,199 shares issued and outstanding at December 31, 2018 and June 30, 2018, respectively	31,505	9,850
Additional paid in capital	9,267,311	4,870,475
Accumulated deficit	(5,758,166)	(4,769,126)
Total Stockholders' Equity	3,540,650	111,199

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,645,486	$2,175,491

*Derived from audited balance sheet as of June 30, 2018

See accompanying notes to unaudited condensed financial statements

Biovie Inc.

Condensed Statements of Operations

(Unaudited)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	December 31,	December 31,	December 31,	December 31,
	2018	2017	2018	2017

REVENUE	$—	$—	$—	$—

OPERATING EXPENSES:
Amortization	57,344	57,344	114,689	114,689
Research and development expenses	206,019	186,841	400,540	228,695
Selling, general and administrative expenses	237,507	250,622	477,069	813,655
TOTAL OPERATING EXPENSES	500,870	494,807	992,297	1,157,039

LOSS FROM OPERATIONS	(500,870)	(494,807)	(992,298)	(1,157,039)

OTHER EXPENSE (INCOME):
Other income	—	—	(51,400)	—
Interest expense	—	7,875	271	8,485
Interest income	(360)	—	(788)	(1)
TOTAL OTHER EXPENSE (INCOME), NET	(360)	7,875	(51,917)	8,544

NET LOSS	$(500,510)	(502,682)	$(940,381)	$(1,165,523)

Deemed dividend related to ratchet adjustment	—	—	48,659	—

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(500,510)	$(502,682)	$(989,040)	$(1,165,523)

NET LOSS PER SHARE BASIC AND DILUTED	$(0.00)	$(0.01)	$(0.00)	$(0.01)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING BASIC AND DILUTED	315,053,673	94,848,836	312,182,118	94,078,045

See accompanying notes to unaudited condensed financial statements

Biovie Inc.

Condensed Statements of Cash Flows

(Unaudited)

	Six Months Ended	Six Months Ended
	December 31 2018	December 31 2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(940,381)	$(1,165,523)
Adjustments to reconcile net loss to net cash to cash used in operating activities:
Services paid with common stock	—	364,500
Amortization of intangible assets	114,689	114,689
Stock based compensation expense	19,697	39,773
Gain on settlement of debt	51,400
Changes in operating assets and liabilities
(Decrease)/Increase in:
Accounts payable	(456,422)	158,245
Accrued payroll	—	125,000
Net cash used in operating activities	(1,211,017)	(363,316)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt	(244,300)	(35,000)
Proceeds from issuance of preferred shares	3,040,000	—
Proceeds from issuance of common stock and warrants	—	395,000
Net cash provided by financing activities	2,795,700	360,000

Net increase in cash	1,584,684	(3,316)

Cash, beginning of period	45,800	5,140

Cash, end of period	$1,630,483	$1,824

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—

SCHEDULE OF NON-CASH FINANCING ACTIVITIES:
Conversion of preferred shares to common stock	$3,200,000	$—
Settlement of debt by issuance of common stock	$1,150,135	$—
Cashless exercise of warrants	$224	$—
Deemed dividends for ratchet adjustments to warrants	$48,659	$—

See accompanying notes to unaudited condensed financial statements

Biovie Inc.

Condensed Statements of Stockholders’ Equity

(Unaudited)

	Preferred	Preferred	Common	Common	Additional		Total
	Stock	Stock	Stock	Stock	Paid in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance, June 30, 2017	—	$—	91,925,000	$9,193	$3,483,134	$(2,335,009)	$1,157,318

Issuance of shares in a private placement	—	—	1,169,091	117	244,883	—	245,000

Issuance of shares for services	—	—	1,500,000	150	329,850	—	330,000

Stock option compensation	—	—	—	—	12,752	—	12,752

Net loss	—	—	—	—	—	(662,841)	(662,841)

Balance, September 30, 2017 (Unaudited)	—	—	94,594,091	9,460	4,070,619	(2,997,850)	1,082,229

Issuance of shares in a private placement	—	—	227,273	23	49,977	—	50,000

Issuance of shares for services	—	—	150,000	15	34,485	—	34,500

Issuance of warrants in a private placement	—	—	—	—	100,000	—	100,000

Stock option compensation	—	—	—	—	27,021	—	27,021

Net loss	—	—	—	—	—	(502,682)	(502,682)

Balance, December 31, 2017 (Unaudited)	—	$—	94,971,364	$9,498	$4,282,102	$(3,500,532)	$791,068

Balance, June 30, 2018	—	$—	98,503,199	$9,850	$4,870,475	$(4,769,126)	$111,199

Issuance of preferred stock in a private placement	2,133,332	3,200,000	—	—	3,200,000	—	3,200,000

Conversion of preferred stock to common stock	(2,133,332)	(3,200,000)	213,333,200	21,333	(21,333)	—	—

Issuance of shares in exchange for debt settlement	—	—	975,361	98	1,150,037	—	1,150,135

Stock option compensation	—	—	—	—	3,412	—	3,412

Cashless exercise of warrants	—	—	2,241,913	224	(224)	—	—

Deemed dividends for ratchet adjustment to warrants	—	—	—	—	48,659	(48,659)	—

Net loss	—	—	—	—	—	(439,871)	(439,871)

Balance, September 30, 2018 (Unaudited)	—	$—	315,053,673	$31,505	$9,251,026	$(5,257,656)	$4,024,875

Stock option compensation	—	—	—	—	16,285	—	16,285

Net loss	—	—	—	—	—	(500,510)	(500,510)

Balance, December 31, 2018 (Unaudited)	—	$—	315,053,673	$31,505	$9,267,311	$(5,758,166)	$3,540,650

See accompanying notes to unaudited condensed financial statements

BIOVIE INC.

Notes to Condensed Financial Statements

For the Six Months Ended December 31, 2018 and 2017

(unaudited)

1.	Background Information

BioVie Inc. (the “Company”) is a clinical-stage company pursuing the discovery, development, and commercialization of innovative drug therapies. The Company is currently focused on developing and commercializing BIV201, a novel approach to the treatment of ascites due to chronic liver cirrhosis. In April 2017, the Company signed a Cooperative Research and Development Agreement (CRADA) with the McGuire Research Institute Inc. in Richmond, VA, and began dosing patients with BIV201 in September 2017. As of January 2019, all six of the planned patients had been treated with BIV201 therapy or enrolled in this ongoing Phase 2a clinical trial.

BIV201 has the potential to improve the health of thousands of patients suffering from life-threatening complications of liver cirrhosis due to hepatitis, nonalcoholic steatohepatitis (NASH), and alcoholism. It has FDA Fast-Track status and Orphan Drug designation for the most common of these complications, ascites, which represents a significant unmet medical need. The FDA has never approved any drug specifically for treating ascites. The Company has issued a US Patent covering the use of BIV201 for the treatment of ascites patients in the outpatient setting using ambulatory pump infusion, and has filed patent applications for its drug candidate in Japan, and Europe, Hong Kong, and China.

The BIV201 development program began at LAT Pharma LLC. On April 11, 2016, the Company acquired LAT Pharma LLC and the rights to its BIV201 development program. The Company currently owns all development and marketing rights to its drug candidate. The Company and PharmaIN, Corp. (“PharmaIN”), LAT Pharma’s former partner focused on the development of new modified drug candidates in the same therapeutic field but not including BIV201, had agreed to pay royalties equal to less than 1% of future net sales of each company's ascites drug development programs, or if such program is licensed to a third party, less than 5% of each company's net license revenues. On December 24, 2018, the Company returned its partial ownership rights to the PharmaIN modified terlipressin development program and simultaneously paid the remaining balance due on a related debt. PharmaIN, Corp. rights to our program remain unchanged.

The Company’s activities are subject to significant risks and uncertainties including failure to secure additional funding to properly execute the Company’s business plan.

2.	Liquidity and Going Concern

The Company’s operations are subject to a number of factors that can affect its operating results and financial conditions. Such factors include, but are not limited to: the results of clinical testing and trial activities of the Company’s products, the Company’s ability to obtain regulatory approval to market its products, competition from products manufactured and sold or being developed by other companies, the price of, and demand for, Company products, the Company’s ability to negotiate favorable licensing or other manufacturing and marketing agreements for its products, and the Company’s ability to raise capital. The Company’s financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has experienced losses since inception and has an accumulated deficit of approximately $5.8 million at December 31, 2018. In addition, the Company has not generated any revenues and no revenues are anticipated in the foreseeable future. The Company’s future operations are dependent on the success of the Company’s ongoing development and commercialization efforts, as well as continuing to secure additional financing.

BIOVIE INC.

Notes to Condensed Financial Statements

For the Six Months Ended December 31, 2018 and 2017

(unaudited)

2.	Liquidity and Going Concern (continued)

In July 2018, the Company completed a capital raise from Acuitas Group Holding, LLC (“Acuitas”) and other purchasers and received net proceeds of $3.2 million and has resumed to further clinical development of BIV201. The Acuitas investment agreement also stipulated that if the clinical development of BIV201 continues, Acuitas may invest an additional $3 million to fund operations in year two, less any federal or FDA grant funding received by the Company.

The future viability of the Company is largely dependent upon its ability to raise additional capital to finance its operations. Management expects that future sources of funding may include sales of equity, obtaining loans, or other strategic transactions. Although management continues to pursue these plans, there is no assurance that the Company will be successful in obtaining sufficient financing on terms acceptable to the Company to fund continuing operations, if at all. These circumstances raise substantial doubt on the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

3.	Significant Accounting Policies

Basis of Presentation – Interim Financial Information

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United State of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Commission for Interim Reporting. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) that are, in the opinion of management, considered necessary for a fair presentation of the results for the interim periods presented. Interim results are not necessarily indicative of the results for the full year. The Condensed Balance Sheet at June 30, 2018 was derived from audited annual financial statements but does not contain all the footnote disclosures from the annual financial statements. The accompanying financial statements and information included under the heading: “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with our Company’s audited financial statements and related notes included in our Company’s Form 10-K for the year ended June 30, 2018 filed with the SEC on October 5, 2018.

For a summary of significant accounting policies, see the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2018 filed with the SEC on October 5, 2018.

Net Loss per Common Share

Basic net loss per common share is computed by dividing the net loss before deemed dividend by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding and potentially outstanding shares of common stock during the period to reflect the potential dilution that could occur from common shares issuable through stock options, warrants, convertible preferred stock and convertible debentures. Due to the net loss for the period, such amounts were excluded from the diluted loss since their effect was considered anti-dilutive.

BIOVIE INC.

Notes to Condensed Financial Statements

For the Six Months Ended December 31, 2018 and 2017

(unaudited)

3.	Significant Accounting Policies (continued)

The table below shows the number of outstanding stock options and warrants as of December 31, 2018 and June 30, 2018:

	December 31, 2018	June 30, 2018
	Number of Shares	Number of Shares
Stock Options	5,550,000	5,150,000
Warrants	216,440,548	4,774,015
Total	221,990,548	9,924,015

Recent accounting pronouncements

The Company considers the applicability and impact of all Accounting Standard Updates (“ASU’s”). ASU’s not discussed below were assessed and determined to be either not applicable or expected to have minimal impact on our balance sheets or statement of operations.

In June 2018, the FASB issued ASU 2018-07, “Compensation – Stock Compensation (Topic 718): Improvements to Non-employee Share-Based Accounting”. This guidance aligns the accounting for share-based payment transactions with non-employees to accounting for share-based payment transactions with employees. Companies are required to record a cumulative-effect adjustment (net of tax) to retained earnings as of the beginning of the fiscal year of the adoption. Upon transition, non-employee awards are required to be measured at fair value as of the adoption date. This standard will be effective for fiscal years beginning December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact of this ASU on the financial statements.

BIOVIE INC.

Notes to Condensed Financial Statements

For the Six Months Ended December 31, 2018 and 2017

(unaudited)

4. Intellectual Property

Intellectual property, stated at cost, less accumulated amortization consists of the following:

	December 31, 2018	June 30, 2018

Intellectual Property	$2,293,770	$2,293,770
Accumulated Amortization	624,478	509,790
Intellectual Property, Net	$1,669,292	$1,783,980

Amortization expense for the three- and six-month periods ended December 31, 2018 was $57,344 and $114,689, respectively, and for the three- and six-month periods ended December 30, 2017 was $57,344 and $114,689, respectively. Estimated future amortization expense is as follows:

Year ending June 2019 (remaining six months)	$ 114,689
2020	229,377
2021	229,377
2022	229,377
2023	229,377
Thereafter	637,095
$ 1,669,292

5. Renegotiated Debt

On July 19, 2018, Geis-Hides Consulting LLC entered into an Accord and Debt Satisfaction Agreement with the Company in which the consulting firm agreed to release the Company from all liabilities arising from the Original Contract and Debt Repayment Plan dated December 15, 2013 totaling $132,000 and received cash of $65,000 and 260,000 common shares in satisfaction. The common shares were valued at the market price on the date of settlement at $0.06 per common share. The gain of $51,400 on the settlement of debt was reflected on the Statements of Operations as “other income” for the six month period ended December 31, 2018.

BIOVIE INC.

Notes to Condensed Financial Statements

For the Six Months Ended December 31, 2018 and 2017

(unaudited)

6. Related Party Transactions

On July 9, 2018, Jonathan Adams (COO) entered into an Accord and Debt Satisfaction Agreement with the Company in which he agreed to release the Company from all liabilities including the original contract to defer payment of his accrued salary dated March 23, 2017, the promissory note issued by the Company to defer payment of accrued salary; and subsequent unpaid salary, totaling the amount of $534,722, and received cash of $25,694 in satisfaction. The gain of $509,028 on the settlement of debt was reflected in the additional paid in capital.

On August 8, 2018, Barrett Ehrlich (Independent contractor, related party to Elliot Ehrlich and shareholder) on behalf of The Barrett Edge Inc. (“Barrett”) entered into an Accord and Debt Satisfaction Agreement with the Company in which Barrett agreed to release the Company from all liabilities including the original contract to defer payment of accrued consulting fees dated March 23, 2017, the promissory note issued by the Company to defer payment of accrued consulting fees; loan to the Company for $14,000, and subsequent unpaid consulting fees, totaling $543,014, and received cash of $131,333 and 493,333 common shares in satisfaction. The common shares were valued at the market price on the date of settlement at $0.13 per common share. The gain of $361,548 on the settlement of debt was reflected in the additional paid in capital.

On July 9, 2018, Elliot Ehrlich (former CEO and shareholder) entered into an Accord and Debt Satisfaction Agreement with the Company in which he agreed to release the Company from all liabilities including the original contract to defer payment of accrued salary dated March 23, 2017, totaling the amount of $222,028 the promissory note issued by the Company to defer payment of accrued salary; and received cash of $22,203 and 222,028 common shares in satisfaction. The common shares were valued at the market price on the date of settlement at $0.06 per common share. The gain of $186,503 on the settlement of debt was reflected in the additional paid in capital.

7. Commitments and Contingencies

Office Lease

On October 1, 2018, the Company executed a lease agreement with Acuitas Group Holdings, LLC (related party) for the Company’s office at 11601 Wilshire Blvd Ste 1100, Los Angeles, CA 90025. The lease is a month-to-month lease that may be cancelled upon 30 days’ written notice and requires monthly payments of $1,000.

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

BIOVIE INC.

Notes to Condensed Financial Statements

For the Six Months Ended December 31, 2018 and 2017

(unaudited)

7. Commitments and Contingencies (continued)

On August 15, 2018, BioVie submitted a Preliminary Response to the PTAB providing a rationale as to why, in the Company’s opinion, Mallinckrodt’s request to institute the IPR should not be granted. On November 14, 2018, the PTAB granted institution of the IPR challenge after determining that there was a reasonable likelihood of success in proving that at least one of the Company’s 14 claims was unpatentable. BioVie will seek to defend the ‘945 patent and/or pursue a favorable settlement. As of December 31, 2018, no adjustments or accruals are reflected as the Company is unable to determine a likely outcome at this time.

Royalty Agreements

Pursuant to the Agreement and Plan of Merger entered into on April 11, 2016 between LAT Pharma LLC and NanoAntibiotics, Inc., BioVie is obligated to pay a low single digit royalty on net sales of BIV201 (continuous infusion terlipressin) to be shared among LAT Pharma Members, PharmaIn Corporation; and The Barrett Edge, Inc.

The Company and PharmaIN Corporation, LAT Pharma’s former partner focused on the development of new modified drug candidates in the same therapeutic field but not including BIV201, had agreed to pay royalties equal to less than 1% of future net sales of each company's ascites drug development programs, or if such program is licensed to a third party, less than 5% of each company's net license revenues. On December 24, 2018, the Company returned its partial ownership rights to the PharmaIN modified terlipressin development program and simultaneously paid the remaining balance due on a related debt. PharmaIN, Corp. rights to our program remain unchanged.

Pursuant to the Technology Transfer Agreement entered into on July 25, 2016 between BioVie and the University of Padova (Italy), BioVie is obligated to pay a low single digit royalty on net sales of all terlipressin products covered by US patent no. 9,655,645 and any future foreign issuances capped at a maximum of $200,000 per year.

8. Equity Transactions

Stock Options

The following table summarizes the activity relating to the Company’s stock options for the six months ended December 31, 2018:

	Options	Weighted-Average Exercise Price	Weighted Remaining Average Contractual Term	Aggregate Intrinsic Value
Outstanding at June 30, 2018	5,150,000	$0.12	5.8	$—
Granted	400,000	$0.06	4.6	$—
Options Exercised	—	$—	—	$—
Outstanding at December 31, 2018	5,550,000	$0.11	5.7	$—
Exercisable at December 31, 2018	4,550,000	$0.11	5.7	$—

BIOVIE INC.

Notes to Condensed Financial Statements

For the Six Months Ended December 31, 2018 and 2017

(unaudited)

8. Equity Transactions (continued)

The fair value of each option grant on the date of grant is estimated using the Black-Scholes Option – Pricing model reflecting the following weighted-average assumptions:

	December 31,
	2018	2017
Expected life of options (In years)	5	2
Expected volatility	67.91%	69.66%
Risk ree interest rate	2.98%	1.59%
Dividend Yield	0%	0%

Expected volatility is based on the historical volatilities of three comparable companies of the daily closing price of their respective common stick and the expected life of options is based on historical data with respect to employee exercise periods. The Company accounts for forfeitures as they are incurred.

The Company recorded stock-based compensation expense of $16,285 and $19,697 for the three-and six-month periods ended December 31, 2018, respectively, and $27,021 and $39,773 for the three-and six-month periods ended December 31, 2017, respectively.

The fair value of options vested during the six-month period ended December 31, 2018 and 2017, was $6,823 and $16,854 respectively.

As of December 31, 2018, there was approximately $4,966 of unrecognized compensation cost related to non-vested options granted which is expected to be recognized over a weighted-average period of 4 months.

The following is a summary of stock options outstanding and exercisable by exercise price as of December 31, 2018:

		Weighted Average
Exercise Price	Outstanding	Contract Life	Exercisable
$0.05	300,000	4.8	300,000
$0.06	3,100,000	7.2	2,100,000
$0.07	100,000	4.8	100,000
$0.10	500,000	4.1	500,000
$0.20	200,000	3.8	200,000
$0.21	550,000	3.3	550,000
$0.22	100,000	3.2	100,000
$0.23	200,000	3.6	200,000
$0.25	500,000	2.9	500,000
Total	5,550,000		4,550,000

BIOVIE INC.

Notes to Condensed Financial Statements

For the Six Months Ended December 31, 2018 and 2017

(unaudited)

8. Equity Transactions (continued)

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

Each share of Preferred Stock automatically converted into 100 shares of Common Stock upon the filing with the Secretary of State of the State of Nevada of a Certificate of Amendment to the Company’s Articles of Incorporation (the “Amendment”) on August 13, 2018 that increased the number of authorized shares of Common Stock to 800,000,000. The Amendment was approved by the written consent of the holders of more than a majority of the Company’s issued and outstanding Common Stock on July 3, 2018 and was filed with the Secretary of State of the State of Nevada 20 calendar days following the distribution of the Company’s Definitive Information that was filed with the Securities and Exchange Commission.

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

BIOVIE INC.

Notes to Condensed Financial Statements

For the Six Months Ended December 31, 2018 and 2017

(unaudited)

8. Equity Transactions (continued)

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

Issuance of Shares in Settlement of Debt

During the six months ended December 31, 2018, the Company settled $1,475,765 of debt including $1,313,765 owed to related parties, by issuing 975,361 shares of common stock with a fair value of $1,150,135. See notes 5 and 6.

Issuance of Stock Options

On October 1, 2018, the Company issued stock options to purchase 100,000 shares of common stock to the Chief Financial Officer as part of her compensation. The stock options were issued and are exercisable at an exercise price of $0.07 at any time from date of issuance and expire in 5 years from the date of issuance.

On October 13, 2018, the Company issued stock options to purchase 100,000 shares of common stock as part of their annual board of director compensation. The stock options were issued and are exercisable at $0.05 at any time from date of issuance and expire in 5 years from the date of issuance.

On October 27, 2018, the Company issued stock options to purchase 100,000 shares of common stock as part of their annual board of director compensation. The stock options were issued and are exercisable at $0.05 at any time from date of issuance and expire in 5 years from the date of issuance

On November 10, 2018, the Company issued stock options to purchase 100,000 shares of common stock as part of their annual board of director compensation. The stock options are exercisable at an exercise price of $0.05 at any time from date of issuance and expire in 5 years from the date of issuance.

BIOVIE INC.

Notes to Condensed Financial Statements

For the Six Months Ended December 31, 2018 and 2017

(unaudited)

8. Equity Transactions (continued)

Cashless exercise of warrant

On August 4, 2018, the Company issued 2,241,913 shares of common stock pursuant to a cash less exercise of warrants to purchase 2,500,000 shares at an exercise price of $0.015 per share. As a result of the conversion of the Series A Preferred Stock in July 2018, the exercise of warrants to purchase 2,500,000 shares of common stock was reduced from $0.15 per share to $0.015 per share.

Warrant Price Adjustment

In December 2017, the Company issued warrants to purchase 2,500,000 shares of common stock in a private placement transaction for aggregate gross proceeds of $100,000. The warrants were exercisable at an exercise price of $0.20 at any time from date of issuance until 7 years from the date of issuance. The warrants have a down round feature that reduces the exercise price if the Company sells stock for a lower price. In January 2018, the Company sold shares at $0.15, which therefore triggered the reduction in the strike price. The Company calculated the difference in fair value of the warrants between the stated exercise price and the reduced exercise price and recorded $20,995 as a deemed dividend. In July 2018, the Company sold shares at $0.015, which therefore triggered the reduction in the strike price. The Company calculated the difference in fair value of the warrants between the stated exercise price and the reduced exercise price and recorded $44,889 as a deemed dividend. The fair value of the warrants granted was estimated using the Black Scholes Method.

In January 2018, the Company issued warrants to purchase 210,000 shares of common stock in exchange for banking services which was recognized at fair value. The warrants were exercisable at an exercise price of $0.15 at any time from date of issuance until 7 years from the date of issuance. The warrants have a down round feature that reduces the exercise price if the Company sells stock for a lower price. In July 2018, the Company sold shares at $0.015, which therefore triggered the reduction in the strike price. The Company calculated the difference in fair value of the warrants between the stated exercise price and the reduced exercise price and recorded $3,770 as a deemed dividend. The fair value of the warrants granted was estimated using the Black Scholes Method.

The following table summarizes the warrants that have been issued:

	Number of	Weighted Average	Weighted Average Remaining	Aggregate Intrinsic
	Shares	Exercise Price	Life (Years)	Value
Outstanding at June 30, 2018	4,774,015	$0.29	5.0	$—
Granted	214,166,533	$0.02	5.5	$2,141,665
Expired	—	$—	—	$—
Exercised	(2,500,000)	$0.02	—	$—
Outstanding and exercisable at December 31, 2018	216,440,548	$0.02	5.5	$2,141,665

Of the above warrants, 1,173,864 expire in fiscal year ending June 30, 2022, 556,818 expire in fiscal year ending June 30, 2023, and 214,709,866 expire in fiscal year ending June 30, 2025.

BIOVIE INC.

Notes to Condensed Financial Statements

For the Six Months Ended December 31, 2018 and 2017

(unaudited)

9. Subsequent Event

On January 15, 2019, the Company issued 1,400,000 shares of common stock as part of the annual board of director compensation. The share price on date of issuance was $0.035 per share.

On January 19, 2019, the Company issued stock options to purchase 100,000 shares of common stock to each of five key employees or consultants and two company directors as part of his or her annual compensation, for an aggregate total of 700,000 stock options. The stock options are exercisable at an exercise price of $0.025 at any time from date of issuance until 5 years from the date of issuance.

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

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that in addition to the description of historical facts contained herein, this report contains certain forward-looking statements that involve risks and uncertainties as detailed herein and from time to time in the Company’s other filings with the Securities and Exchange Commission and elsewhere. Such statements are based on management’s current expectations and are subject to a number of factors and uncertainties, which could cause actual results to differ materially from those, described in the forward-looking statements. These factors include, among others: (a) the Company’s fluctuations in sales, expenses and operating results; (b) risks associated with international operations; (c) regulatory, competitive and contractual risks; (d) product development risks; (e) the ability to achieve strategic initiatives, including but not limited to the ability to achieve sales growth across the business segments through a combination of enhanced sales force, new products, and customer service; and (f) pending litigation.

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

Comparison of the three months ended December 31, 2018 to the three months ended December 31, 2017

Total operating expenses for the three months ended December 31, 2018 were $501,000 compared to $495,000 for the three months ended December 31, 2017.  The net increase of $6,000 was primarily due to a $19,000 increase in research and development expenses due to the timing of clinical trials, offset by a $13,000 reduction in selling, general and administrative expenses due to the issuance of common stock in 2017 as compensation for professionals.

Research and Development Expenses

Research and development expenses were $206,000 for the three months ended December 31, 2018, an increase of $19,000, from $187,000 for the three months ended December 31, 2017. The increase was primarily attributed to the timing of when clinical trials were run.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $238,000 for the three months ended December 31, 2018, a decline of $13,000, compared to $251,000 for the three months ended December 31, 2017. In 2017, the Company paid for professional fees with BioVie common stock.

Comparison of the six months ended December 31, 2018 to the six months ended December 31, 2017

Total operating expenses for the six months ended December 31, 2018 were $992,000 compared to $1,157,000 for the six months ended December 31, 2017.  The net decrease of $165,000 was primarily due to a $337,000 reduction in selling, general and administrative expenses due to the issuance of common stock in 2017 as compensation for professionals, offset by the increase in research and development expenses of $172,000 as the Company resumed its clinical trial program and hired two full time employees in November 2018.

Research and Development Expenses

Research and development expenses were $401,000 for the six months ended December 31, 2018, an increase of $172,000, from $229,000 for the six months ended December 31, 2018. The increase was primarily attributed to continued analytical research and associated regulatory and clinical trial program planning and the Phase 2a clinical trial activities which began in July 2018.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $477,000 for the six months ended December 31, 2018, a decline of $337,000, from $814,000 for the six months ended December 31, 2017. In 2017, the Company paid for professional fees related to financial and strategic advisory services with BioVie common stock.

Capital Resources and Liquidity

The Company completed a capital raise of $3.2 million in July 2018 which enabled the Company to resume and further develop its products. At December 31, 2018 the Company had $1.6 million of cash to complete its Phase 2 clinical trials of the BIV201 therapy and initiate the next Phase 2b clinical trials. As further discussed below, the Company is pursuing various options to raise further financing to continue the testing and development of its product. If the Company is not successful in raising additional funds it may reduce its monthly spend and potentially delay the implementation of the larger scale Phase 2b Clinical trial until sufficient funding is secured.

As of December 31, 2018, the Company had an accumulated deficit of $5.8 million and as a development stage enterprise, the Company expects substantial losses in future periods. The accompanying interim financial statements were prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company’s future operations are dependent on the success of the Company’s ongoing development and commercialization effort, as well as continuing to secure additional financing.

In July 2018 it completed a capital raise from Acuitas Group Holding, LLC (“Acuitas”) and other purchasers and received gross proceeds of $3.2 million and has resumed to further clinical development of BIV201. The Acuitas investment agreement also stipulated that if the clinical development of BIV201 continues, Acuitas may invest an additional $3 million to fund operations in year two, less any federal or FDA grant funding received by the Company.

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

These circumstances raise substantial doubt on our ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from this uncertainty.

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

Critical Accounting Policies and Estimates

For the six-month period ended December 31, 2018, there were no significant changes to the Company’s critical accounting policies as identified in the Annual Report Form 10-K for the fiscal year ended June 30, 2018.

New Accounting Pronouncements

The Company considered the applicability and impact of recent accounting pronouncements and determined those to be either not applicable or expected to have minimal impact on our balance sheets or statement of operations.

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

Based upon their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15f and 15d-15(f) under the Exchange Act), except as noted below, that occurred during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

The Company had reported material weaknesses in its’ Form 10-K for the fiscal year ended June 30, 2018 filed on October 5, 2018 with the Securities Exchange Commission. Those material weaknesses have been remediated as follows: In October the Company hired a Chief Financial Officer and remediated the lack of segregation of duties and formalized certain controls and procedures related thereto. In addition, the Company’s board of directors have appointed an audit committee chair and audit committee consisting of three independent board of director members.

The Company’s Independent Registered Public Accounting Firm did not, and was not, required to provide an auditor attestation of the Company’s internal controls over financial reporting as described in Section 404(b) of the Sarbanes-Oxley Act.

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

BioVie Inc.,

Signature	Titles	Date

/s/
Terren Peizer	Chairman and Chief Executive Officer (Principal Executive Officer)	February 12, 2019

/s/
Joanne Wendy Kim	Chief Financial Officer	February 12, 2019