Form 10-Q
period 2019-03-31
BIOVIE INC.
filed 2019-05-10
CIK 1580149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒                                          No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐                                          No ☒

The number of shares outstanding of each of the issuer’s classes of common equity, as of May 10, 2019 was 316,453,673.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements	1
	Condensed Balance Sheets as of March 31, 2019 (unaudited) and June 30, 2018	1
	Condensed Statements of Operations (unaudited) - for the three months and nine months ended March 31, 2019 and 2018	2
	Condensed Statements of Cash Flows (unaudited) - for the nine months ended March 31, 2019 and 2018	3
	Condensed Statements of Changes in Stockholders’ Equity (unaudited) - for the period from July 1, 2017 through March 31, 2018 and from July 1, 2018 through March 31, 2019	4
	Notes to Unaudited Condensed Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19
Item 4.	Controls and Procedures	19

PART II – OTHER INFORMATION

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, and Section 27A of the Securities Act of 1933. Any statements contained in this report that are not statements of historical fact may be forward-looking statements. When we use the words “intends,” “estimates,” “predicts,” “potential,” “continues,” “anticipates,” “plans,” “expects,” “believes,” “should,” “could,” “may,” “will” or the negative of these terms or other comparable terminology, we are identifying forward-looking statements. Forward-looking statements involve risks and uncertainties, which may cause our actual results, performance or achievements to be materially different from those expressed or implied by forward-looking statements. These factors include our research and development activities, distributor channel; compliance with regulatory impositions; and our capital needs. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.

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

BioVie Inc.

Condensed Balance Sheets

	March 31,	June 30,
	2019	2018*
ASSETS	(Unaudited)

CURRENT ASSETS:
Cash	$971,614	$45,800
Other Assets	35,000	—
Total Current Assets	1,006,614	45,800

OTHER ASSETS:
Intangible Assets, Net	1,611,947	1,783,980
Goodwill	345,711	345,711
Total Other Assets	1,957,658	2,129,691

TOTAL ASSETS	$2,964,272	$2,175,491

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts Payable and accrued expenses	$179,054	$884,207
Accrued Payroll	—	354,167
Total Current Liabilities	179,054	1,238,374

LONG-TERM LIABILITIES:
Demand Promissory Note	—	250,000
Notes Payable, Related Parties	—	575,918
Total Long-Term Liabilities	—	825,918

TOTAL LIABILITIES	179,054	2,064,292

Commitments and contingencies (Note 7)

STOCKHOLDERS' EQUITY

Preferred stock; $0.001 par value; 10,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $0.0001 par value; 800,000,000 and 300,000,000 shares authorized at March 31, 2019 and June 30, 2018, respectively; 316,453,673 and 98,503,199 shares issued and outstanding at March 31, 2019 and June 30, 2018, respectively	31,645	9,850
Additional paid in capital	9,359,780	4,870,475
Accumulated deficit	(6,606,207)	(4,769,126)
Total Stockholders' Equity	2,785,218	111,199

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,964,272	$2,175,491

*Derived from audited balance sheet as of June 30, 2018

See accompanying notes to unaudited condensed financial statements

BioVie Inc.

Condensed Statements of Operations

(Unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	March 31,	March 31,	March 31,	March 31,
	2019	2018	2019	2018

REVENUE	$—	$—	$—	$—

OPERATING EXPENSES:
Amortization	57,344	57,344	172,033	172,033
Research and development expenses	331,834	46,420	732,373	275,116
Selling, general and administrative expenses	459,111	587,450	936,180	1,401,104
TOTAL OPERATING EXPENSES	848,289	691,215	1,840,586	1,848,253

LOSS FROM OPERATIONS	(848,289)	(691,215)	(1,840,586)	(1,848,253)

OTHER EXPENSE (INCOME):
Other income	—	—	(51,400)	—
Interest expense	—	1,342	272	9,828
Interest income	(248)	—	(1,036)	(1)
TOTAL OTHER EXPENSE (INCOME), NET	(248)	1,342	(52,164)	9,827

NET LOSS	$(848,041)	(692,557)	$(1,788,422)	$(1,858,080)

Deemed dividend related to ratchet adjustment	—	—	48,659	—

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(848,041)	$(692,557)	$(1,837,081)	$(1,858,080)

NET LOSS PER SHARE BASIC AND DILUTED	$(0.00)	$(0.01)	$(0.01)	$(0.02)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING BASIC AND DILUTED	316,422,562	96,939,603	313,580,066	95,014,206

See accompanying notes to unaudited condensed financial statements

BioVie Inc.

Condensed Statements of Cash Flows

(Unaudited)

	Nine Months Ended	Nine Months Ended
	March 31, 2019	March 31, 2018

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,788,422)	$(1,858,080)
Adjustments to reconcile net loss to net cash to cash used in operating activities:
Common shares issued for service	49,000	—
Amortization of intangible assets	172,033	172,033
Stock based compensation expense	63,306	811,203
Gain on settlement of debt	51,400	—
Changes in operating assets and liabilities
Other assets	(35,000)	—
Accounts payable and accrued expenses	(382,203)	275,283
Accrued payroll	—	187,500
Net cash used in operating activities	(1,869,886)	(412,061)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt	(244,300)	(10,000)
Proceeds from issuance of preferred shares	3,040,000	—
Proceeds from issuance of common stock and warrants	—	445,001
Net cash provided by financing activities	2,795,700	435,001

Net increase in cash	925,814	22,940

Cash, beginning of period	45,800	5,140

Cash, end of period	$971,614	$28,080

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—

SCHEDULE OF NON-CASH FINANCING ACTIVITIES:
Conversion of preferred shares to common stock	$3,200,000	$—
Settlement of debt by issuance of common stock and forgiveness of debt	$1,150,135	$—
Cashless exercise of warrants	$224	$—
Deemed dividends for ratchet adjustments to warrants	$48,659	$—

See accompanying notes to unaudited condensed financial statements

BioVie Inc.

Condensed Statements of Stockholders’ Equity

(Unaudited)

	Preferred	Preferred	Common	Common	Additional		Total
	Stock	Stock	Stock	Stock	Paid in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, June 30, 2017	—	$—	91,925,000	$9,193	$3,483,134	$(2,335,009)	$1,157,318

Issuance of shares in a private placement	—	—	1,169,091	117	244,883	—	245,000

Issuance of shares for services	—	—	1,500,000	150	329,850	—	330,000

Stock option compensation	—	—	—	—	12,752	—	12,752

Net loss	—	—	—	—	—	(662,841)	(662,841)

Balance, September 30, 2017 (Unaudited)	—	—	94,594,091	9,460	4,070,619	(2,997,850)	1,082,229

Issuance of shares in a private placement	—	—	227,273	23	49,977	—	50,000

Issuance of shares for services	—	—	150,000	15	34,485	—	34,500

Issuance of warrants in a private placement	—	—	—	—	100,000	—	100,000

Stock option compensation	—	—	—	—	27,021	—	27,021

Net loss	—	—	—	—	—	(502,682)	(502,682)

Balance, December 31, 2017 (Unaudited)	—	—	94,971,364	9,498	4,282,102	(3,500,532)	791,068

Issuance of shares in a private placement	—	—	333,333	33	49,967	—	50,000

Stock option compensation	—	—	—	—	152,062	—	152,062

Issuance of shares for services	—	—	2,030,000	203	242,197	—	242,400

Issuance of warrants for services	—	—	—	—	12,469	—	12,469

Net loss	—	—	—	—	—	(692,557)	(692,557)

Balance, March 31, 2018 (Unaudited)	—	$—	97,334,697	$9,734	$4,738,797	$(4,193,089)	$555,442

Balance, June 30, 2018	—	$—	98,503,199	$9,850	$4,870,475	$(4,769,126)	$111,199

Issuance of preferred stock in a private placement	2,133,332	3,200,000	—	—	3,200,000	—	3,200,000

Conversion of preferred stock to common stock	(2,133,332)	(3,200,000)	213,333,200	21,333	(21,333)	—	—

Issuance of shares in exchange for debt settlement	—	—	975,361	98	1,150,037	—	1,150,135

Stock option compensation	—	—	—	—	3,412	—	3,412

Cashless exercise of warrants	—	—	2,241,913	224	(224)	—	—

Deemed dividends for ratchet adjustment to warrants	—	—	—	—	48,659	(48,659)	—

Net loss	—	—	—	—	—	(439,871)	(439,871)

Balance, September 30, 2018 (Unaudited)	—	—	315,053,673	31,505	9,251,026	(5,257,656)	4,024,875

Stock option compensation	—	—	—	—	16,285	—	16,285

Net loss	—	—	—	—	—	(500,510)	(500,510)

Balance, December 31, 2018 (Unaudited)	—	—	315,053,673	31,505	9,267,310	(5,758,166)	3,540,650

Stock option compensation	—	—	—	—	43,609	—	43,609

Issuance of shares for services			1,400,000	140	48,860		49,000

Net loss	—	—	—	—	—	(848,041)	(848,041)

Balance, March 31, 2019 (Unaudited)	—	$—	316,453,673	$31,645	$9,359,780	$(6,606,207)	$2,785,218

See accompanying notes to unaudited condensed financial statements

BIOVIE INC.

Notes to Condensed Financial Statements

For the Nine Months Ended March 31, 2019 and 2018

(unaudited)

1.	Background Information

BioVie Inc. (the “Company”) is a clinical-stage company pursuing the discovery, development, and commercialization of innovative drug therapies. The Company is currently focused on developing and commercializing BIV201 (continuous infusion terlipressin), a novel approach to the treatment of ascites due to chronic liver cirrhosis. The Company began dosing patients with BIV201 in September 2017 at the McGuire Research Institute Inc. in Richmond, VA. All six of the planned patients have been treated with BIV201 therapy in this Phase 2a clinical trial. In May 2019, the Company announced that the primary study objectives to assess the safety, tolerability, and pharmacokinetics (PK) of a continuous infusion of terlipressin over 28 days had been achieved. Detailed results will be presented to the Food & Drug Administration (“FDA”) in the first half of 2019.

BIV201 has the potential to improve the health of thousands of patients suffering from life-threatening complications of liver cirrhosis due to hepatitis, nonalcoholic steatohepatitis (NASH), and alcoholism. It has FDA Fast-Track status and Orphan Drug designation for the most common of these complications, ascites, which represents a significant unmet medical need. The FDA has never approved any drug specifically for treating ascites. The Company has secured a US Patent covering the use of BIV201 for the treatment of ascites patients in the outpatient setting using ambulatory pump infusion, and has filed patent applications for its product candidate in Japan, and Europe, Hong Kong, and China. BIV201 also received Orphan Drug designation for hepatorenal syndrome (“HRS”) in November 2018.

The BIV201 development program began at LAT Pharma LLC. On April 11, 2016, the Company acquired LAT Pharma LLC and the rights to its BIV201 development program. The Company currently owns all development and marketing rights to its drug candidate. The Company and PharmaIN, Corp. (“PharmaIN”), LAT Pharma’s former partner focused on the development of new modified drug candidates in the same therapeutic field but not including BIV201, had agreed to pay royalties equal to less than 1% of future net sales of each company's ascites drug development programs, or if such program is licensed to a third party, less than 5% of each company's net license revenues. On December 24, 2018, the Company returned its partial ownership rights to the PharmaIN modified terlipressin development program and simultaneously paid the remaining balance due on a related debt. PharmaIN, Corp.’s rights to our program remain unchanged.

The Company’s activities are subject to significant risks and uncertainties including failure to secure additional funding to properly execute the Company’s business plan.

2.	Liquidity and Going Concern

The Company’s operations are subject to a number of factors that can affect its operating results and financial conditions. Such factors include, but are not limited to: the results of clinical testing and trial activities of the Company’s products, the Company’s ability to obtain regulatory approval to market its products, competition from products manufactured and sold or being developed by other companies, the price of, and demand for, Company products, the Company’s ability to negotiate favorable licensing or other manufacturing and marketing agreements for its products, and the Company’s ability to raise capital. The Company’s financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has experienced losses since inception and has an accumulated deficit of approximately $6.6 million at March 31, 2019. In addition, the Company has not generated any revenues and no revenues are anticipated in the foreseeable future. The Company’s future operations are dependent on the success of the Company’s ongoing development and commercialization efforts, as well as continuing to secure additional financing.

BIOVIE INC.

Notes to Condensed Financial Statements

For the Nine Months Ended March 31, 2019 and 2018

(unaudited)

2.	Liquidity and Going Concern (continued)

In July 2018, the Company completed a capital raise from Acuitas Group Holdings, LLC (“Acuitas”) and other purchasers and received net proceeds of $3.2 million and has resumed further clinical development of BIV201. The Acuitas investment agreement also stipulated that if the clinical development of BIV201 continues, Acuitas may at its option invest up to an additional $3 million to fund operations in year two, less any federal or FDA grant funding received by the Company.

The future viability of the Company is largely dependent upon its ability to raise additional capital to finance its operations. Management expects that future sources of funding may include sales of equity, obtaining loans, or other strategic transactions. Although management continues to pursue these plans, there is no assurance that the Company will be successful in obtaining sufficient financing on terms acceptable to the Company, if at all, to fund continuing operations. These circumstances raise substantial doubt on the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

BIOVIE INC.

Notes to Condensed Financial Statements

For the Nine Months Ended March 31, 2019 and 2018

(unaudited)

3.	Significant Accounting Policies (continued)

The table below shows the number of outstanding stock options and warrants as of March 31, 2019 and June 30, 2018:

	March 31, 2019	June 30, 2018
	Number of Shares	Number of Shares
Stock Options	7,250,000	5,150,000
Warrants	216,440,548	4,774,015
Total	223,690,548	9,924,015

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

BIOVIE INC.

Notes to Condensed Financial Statements

For the Nine Months Ended March 31, 2019 and 2018

(unaudited)

4. Intellectual Property

Intellectual property, stated at cost, less accumulated amortization consists of the following:

	March 31, 2019	June 30, 2018

Intellectual Property	$2,293,770	$2,293,770
Accumulated Amortization	681,823	509,790
Intellectual Property, Net	$1,611,947	$1,783,980

Amortization expense for the three- and nine-month periods ended March 31, 2019 and 2018 was $57,344 and $172,033, respectively. Estimated future amortization expense is as follows:

Year ending June 2019 (remaining three months)	$ 57,344
2020	229,377
2021	229,377
2022	229,377
2023	229,377
Thereafter	637,095
$ 1,611,947

5. Renegotiated Debt

On July 19, 2018, Geis-Hides Consulting LLC entered into an Accord and Debt Satisfaction Agreement with the Company in which the consulting firm agreed to release the Company from all liabilities arising from the Original Contract and Debt Repayment Plan dated December 15, 2013 totaling $132,000 and received cash of $65,000 and 260,000 common shares in satisfaction. The common shares were valued at the market price on the date of settlement at $0.06 per common share. The gain of $51,400 on the settlement of debt was reflected on the Statements of Operations as “other income” for the nine-month period ended March 31, 2019.

BIOVIE INC.

Notes to Condensed Financial Statements

For the Nine Months Ended March 31, 2019 and 2018

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

On July 9, 2018, Elliot Ehrlich (former CEO and shareholder) entered into an Accord and Debt Satisfaction Agreement with the Company in which he agreed to release the Company from all liabilities including the original contract to defer payment of accrued salary dated March 23, 2017, totaling the amount of $222,028 the promissory note issued by the Company to defer payment of accrued salary; and received cash of $22,273 and 222,028 common shares in satisfaction. The common shares were valued at the market price on the date of settlement at $0.06 per common share. The gain of $186,503 on the settlement of debt was reflected in the additional paid in capital.

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

See note 8 for other related party transactions.

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

BIOVIE INC.

Notes to Condensed Financial Statements

For the Nine Months Ended March 31, 2019 and 2018

(unaudited)

7. Commitments and Contingencies (continued)

On August 15, 2018, BioVie submitted a Preliminary Response to the PTAB providing a rationale as to why, in the Company’s opinion, Mallinckrodt’s request to institute the IPR should not be granted. On November 14, 2018, the PTAB granted institution of the IPR challenge after determining that there was a reasonable likelihood of success in proving that at least one of the Company’s 14 claims was unpatentable. On March 7, 2019, we submitted a Patent Owner’s Response and a Patent Owner’s Contingent-Motion to Amend our patent claims, and Declaration of Dr. Jaime Bosch, MD, PhD, our medical expert. We are actively defending the ‘945 patent and may explore the possibility of settlement with Mallinckrodt. However, there can be no assurance in that a favorable outcome will result, or if settlement is reached that the PTAB will accept it. Although the PTAB encourages settlement, in view of public-interest considerations, the board may continue the proceeding to a final written decision even if the parties settle. If the IPR is not terminated due to settlement, the PTAB is statutorily required to issue its final written decision in this case before November 14, 2019. As of March 31, 2019, no adjustments or accruals are reflected as the Company is unable to determine a likely outcome at this time.

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

BIOVIE INC.

Notes to Condensed Financial Statements

For the Nine Months Ended March 31, 2019 and 2018

(unaudited)

8. Equity Transactions

Stock Options

The following table summarizes the activity relating to the Company’s stock options for the nine months ended March 31, 2019:

	Options	Weighted-Average Exercise Price	Weighted Remaining Average Contractual Term	Aggregate Intrinsic Value
Outstanding at June 30, 2018	5,150,000	$0.12	5.8	$—
Granted	2,100,000	$0.04	4.6	$88,370
Options Exercised or Forfeited	—	$—	—	$—
Outstanding at March 31, 2019	7,250,000	$0.10	5.3	$166,175
Exercisable at March 31, 2019	6,250,000	$0.10	5.3	$—

The fair value of each option grant on the date of grant is estimated using the Black-Scholes Option – Pricing model reflecting the following weighted-average assumptions:

	March 31,
	2019	2018
Expected life of options (In years)	5	5
Expected volatility	69.77%	69.66%
Risk free interest rate	2.60%	1.59%
Dividend Yield	0%	0%

Expected volatility is based on the historical volatilities of three comparable companies of the daily closing price of their respective common stock and the expected life of options is based on historical data with respect to employee exercise periods. The Company accounts for forfeitures as they are incurred.

The Company recorded stock-based compensation expense of $43,609 and $63,306 for the three-and nine-month periods ended March 31, 2019, respectively, and $152,062 and $191,835 for the three-and nine-month periods ended March 31, 2018, respectively.

BIOVIE INC.

Notes to Condensed Financial Statements

For the Nine Months Ended March 31, 2019 and 2018

(unaudited)

8. Equity Transactions (continued)

The fair value of options vested during the nine-month period ended March 31, 2019 and 2018, was $10,235 and $25,281 respectively.

As of March 31, 2019, there was approximately $1,555 of unrecognized compensation cost related to non-vested options granted which is expected to be recognized over a weighted-average period of 1 months.

The following is a summary of stock options outstanding and exercisable by exercise price as of March 31, 2019:

		Weighted Average
Exercise Price	Outstanding	Contract Life	Exercisable
$0.03	700,000	4.8	700,000
$0.05	1,300,000	4.6	1,300,000
$0.06	3,100,000	6.9	2,100,000
$0.07	100,000	4.5	100,000
$0.10	500,000	3.8	500,000
$0.20	200,000	3.5	200,000
$0.21	550,000	3.1	550,000
$0.22	100,000	3.0	100,000
$0.23	200,000	3.4	200,000
$0.25	500,000	2.6	500,000
Total	7,250,000		6,250,000

Offerings of Common Stock and Warrants

Issuance of Shares for Cash

On July 3, 2018, BioVie Inc., the Company, entered into a Securities Purchase Agreement (the “Purchase Agreement”) with Acuitas Group Holdings, LLC (“Acuitas”) and certain other purchasers identified in the Purchase Agreement (together with Acuitas, the “Purchasers”) pursuant to which (i) the Purchasers agreed to purchase an aggregate of 2,133,332 shares of the Company’s newly created Series A Convertible Preferred Stock (the “Preferred Stock”) at a price per share of $1.50 per share of Preferred Stock (the “Initial Sale”) and (ii) the Company will issue associated warrants (the “Warrants”) to purchase 213,333,200 shares of the Company’s Class A Common Stock (the “Common Stock”), each subject to the terms and conditions set forth in the Purchase Agreement, for an aggregate consideration of $3.2 million. The Company received $160,000 of the $3.2 million in April and May 2018 as prepaid equity. Acuitas also received an additional 833,333 Warrants in connection with the payoff of a note issued by the Company in favor of Acuitas. The Initial Sale and issuance of the Warrants occurred on July 3, 2018. In addition, Acuitas has the option to purchase up to an additional 200,000,000 shares of Common Stock at a price per share of $0.015, and associated warrants on the same terms as the Warrants, within two weeks following the one year anniversary of the closing of the Initial Sale (the “Subsequent Sale”) in the event that the Company has not obtained $3,000,000 of funding through various non-dilutive grants prior to the one year anniversary of the closing of the Initial Sale.

BIOVIE INC.

Notes to Condensed Financial Statements

For the Nine Months Ended March 31, 2019 and 2018

(unaudited)

8. Equity Transactions (continued)

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

BIOVIE INC.

Notes to Condensed Financial Statements

For the Nine Months Ended March 31, 2019 and 2018

(unaudited)

8. Equity Transactions (continued)

Issuance of Shares for Services

On January 2, 2019, the Company issued 1,400,000 shares of common stock as part of the annual board of director compensation. The share price on date of issuance was $0.035 per share.

Issuance of Shares in Settlement of Debt

During the nine months ended March 31, 2019, the Company settled $1,475,765 of debt including $1,313,765 owed to related parties, by issuing 975,361 shares of common stock with a fair value of $1,150,135. See notes 5 and 6.

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

On March 11, 2019, the Company issued stock options to purchase 1,000,000 shares of common stock to an investor relations (IR) consultant. The stock options were issued and are exercisable at $0.05 at any time from date of issuance and expire in 5 years from the date of issuance.

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

BIOVIE INC.

Notes to Condensed Financial Statements

For the Nine Months Ended March 31, 2019 and 2018

(unaudited)

8. Equity Transactions (continued)

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

The following table summarizes the warrants that have been issued:

		Weighted	Weighted Average	Aggregate
	Number of Shares	Average Exercise Price	Remaining Life (Years)	Intrinsic Value
Outstanding at June 30, 2018	4,774,015	$0.29	5.5	$—
Granted	214,166,533	$0.02	5.3	$14,284,908
Expired	—	$—	—	$—
Exercised	(2,500,000)	$0.02	—	$—
Outstanding and exercisable at March 31, 2019	216,440,548	$0.03	5.3	$14,284,908

Of the above warrants, 1,173,864 expire in fiscal year ending June 30, 2022, 556,818 expire in fiscal year ending June 30, 2023, and 214,709,866 expire in fiscal year ending June 30, 2025.

9. Subsequent Events

In April 2019, to facilitate the Company’s planned uplisting to the NASDAQ Stock Market and related potential future issuances and sales of equity securities for ordinary corporate finance and general corporate purposes and as recommended by the Board of Directors (“Board”), the Company’s stockholders approved an amendment to the Company’s Articles of Incorporation to effect a reverse split of its outstanding Class A common stock in the range of 50:1 to 200:1, as determined by the Board. Following that approval, the Company filed a Registration Statement on Form S-1 (Registration No. 333-231136) (the “S-1 Registration Statement”) pursuant to which it anticipates completing an offering of equity securities with proceeds sufficient to enable the launch and completion of the BIV201 Phase 2b study and fund internal operations for at least the next twelve months.

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

Comparison of the three months ended March 31, 2019 to the three months ended March 31, 2018

Total operating expenses for the three months ended March 31, 2019 were $848,000 compared to $691,000 for the three months ended March 31, 2018.  The net increase of $157,000 was primarily due to a $285,000 increase in research and development expenses due to the timing of clinical trials, offset by a $128,000 reduction in selling, general and administrative expenses due to the issuance of common stock in January 2018 as compensation for professionals.

Research and Development Expenses

Research and development expenses were $332,000 for the three months ended March 31, 2019, an increase of $286,000, from $46,000 for the three months ended March 31, 2018. The increase was primarily attributed to the timing of clinical trials.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $459,000 for the three months ended March 31, 2019, a decline of $128,000, compared to $587,000 for the three months ended March 31, 2018. In January 2018, the Company paid for professional fees with BioVie common stock.

Comparison of the nine months ended March 31, 2019 to the nine months ended March 31, 2018

Total operating expenses for the nine months ended March 31, 2019 were $1,841,000 compared to $1,848,000 for the nine months ended March 31, 2018.  The net decrease of $7,000 was primarily due to a $465,000 reduction in selling, general and administrative expenses due to the issuance of common stock in August 2017 and January 2018 as compensation for professionals, offset by the increase in research and development expenses of $457,000 as the Company resumed its clinical trial program and hired 1 full time employee and 1 half time employee in November 2018, which were previously consultants.

Research and Development Expenses

Research and development expenses were $732,000 for the nine months ended March 31, 2019, an increase of $457,000, from $275,000 for the nine months ended March 31, 2018. The increase was primarily attributed to continued analytical research and associated regulatory and clinical trial program planning and the Phase 2a clinical trial activities which began in July 2018.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $936,000 for the nine months ended March 31, 2019, a decline of $465,000, from $1,401,000 for the nine months ended March 31, 2018. In August 2017 and January 2018, the Company paid for professional fees related to financial and strategic advisory services with BioVie common stock.

Capital Resources and Liquidity

The Company completed a capital raise of $3.2 million in July 2018 which enabled the Company to resume and further develop its products. At March 31, 2019 the Company had $972,000 of cash to complete its Phase 2a clinical trial of the BIV201 therapy and initiate a planned Phase 2b clinical trial. As further discussed below, the Company is pursuing various options to raise further financing to continue the testing and development of its product. If the Company is not successful in raising additional funds it may reduce its monthly spend and potentially delay the implementation of the larger scale Phase 2b Clinical trial until sufficient funding is secured.

As of March 31, 2019, the Company had an accumulated deficit of $6.6 million and as a development stage enterprise, the Company expects substantial losses in future periods. The accompanying interim financial statements were prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company’s future operations are dependent on the success of the Company’s ongoing development and commercialization effort, as well as continuing to secure additional financing.

In July 2018 we completed a capital raise from Acuitas Group Holdings, LLC (“Acuitas”) and other purchasers and received gross proceeds of $3.2 million and has resumed to further clinical development of BIV201. The Acuitas investment agreement also stipulated that if the clinical development of BIV201 continues, Acuitas may invest an additional $3 million to fund operations in year two, less any federal or FDA grant funding received by the Company.

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

Additionally, in April 2019, to facilitate our planned uplisting to the NASDAQ Stock Market and related potential future issuances and sales of our equity securities for ordinary corporate finance and general corporate purposes and as recommended by our Board of Directors (“Board”), our stockholders approved an amendment to our Articles of Incorporation to effect a reverse split of our outstanding Class A common stock in the range of 50:1 to 200:1, as determined by our Board. Following that approval, we filed a Registration Statement on Form S-1 (Registration No. 333-231136) (the “S-1 Registration Statement”) pursuant to which we anticipate completing an offering of our equity securities with proceeds sufficient to enable the launch and completion of the BIV201 Phase 2b study and fund our internal operations for at least the next twelve months. There can be no assurance, however, that we will achieve effectiveness of the S-1 Registration Statement or successfully complete an offering thereunder.

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

Critical Accounting Policies and Estimates

For the nine-month period ended March 31, 2019, there were no significant changes to the Company’s critical accounting policies as identified in the Annual Report Form 10-K for the fiscal year ended June 30, 2018.

New Accounting Pronouncements

The Company considered the applicability and impact of recent accounting pronouncements and determined those to be either not applicable or expected to have minimal impact on our balance sheets or statement of operations.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable

Item 4.  Controls and Procedures

We maintain “disclosure controls and procedures,” such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulate and communicated to our management, including our Chief Executive Office and Chief Financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Our disclosure controls and procedures have been designed to meet reasonable assurance standards. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgement in evaluating the cost-benefit relationship of possible disclosure and procedures. The design of and disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15f and 15d-15(f) under the Exchange Act), that occurred during the quarter ended March 31, 2019 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

To our knowledge, neither the Company nor any of our officers or directors is a party to any material legal proceeding or litigation and such persons know of no material legal proceeding or contemplated or threatened litigation, other than as set forth below:

On April 30, 2018, we received notice that Mallinckrodt Pharmaceuticals Ireland Limited had petitioned the US Patent and Trademark Office (USPTO) to institute an Inter Partes Review of our US Patent No. 9,655,945 titled “Treatment of Ascites” (the ‘945 patent). Inter Partes Review is a trial proceeding conducted with the USPTO Patent Trial and Appeal Board (PTAB) to review the patentability of one or more claims of a patent. Such review is limited to grounds of novelty and obviousness on the basis of prior art consisting of patents and printed publications. On August 15, 2018, we submitted a Preliminary Response to the PTAB providing a rationale as to why, in our opinion, Mallinckrodt’s request to institute the IPR should not be granted. On November 14, 2018, the PTAB granted institution of the IPR challenge after determining that there was a reasonable likelihood of success in proving that at least one of our 14 claims was unpatentable. On March 7, 2019, we submitted a Patent Owner’s Response and a Patent Owner’s Contingent-Motion to Amend our patent claims, and Declaration of Dr. Jaime Bosch, MD, PhD, our medical expert. We are actively defending the ‘945 patent and may explore the possibility of settlement with Mallinckrodt. However, there can be no assurance in that a favorable outcome will result, or if settlement is reached that the PTAB will accept it. Although the PTAB encourages settlement, in view of public-interest considerations, the board may continue the proceeding to a final written decision even if the parties settle. If the IPR is not terminated due to settlement, the PTAB is statutorily required to issue its final written decision in this case before November 14, 2019.

There are no judgments against us or our officers or directors. None of our officers or directors has been convicted of a felony or misdemeanor relating to securities or performance in corporate office.

Item 2. Unregistered sales of equity securities

During the three months ended March 31, 2019, we issued the following securities that were not registered under the Securities Act:

On March 11, 2019, the Company issued stock options to purchase 1,000,000 shares of Class A common stock to an investor relations (IR) consultant. The stock options are exercisable at $0.05 at any time and expire 5 years from the date of issuance. The stock options were issued in reliance upon Section 4(a)(2) of the Securities Act as a transaction by an issuer not involving a public offering.

Item 3. Defaults Upon Senior Securities

None

Item 4.  Mine Safety Disclosures

None

Item 5.  Other Information

None

Item 6. Exhibits

(a) Exhibit index

Exhibit

31.1*	Certification of Chief Executive Officer (Principal Executive Officer) required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer (Principal Financial Officer) required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.
31.1**	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer (Principal Financial Officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith.

**	Furnished herewith. This certification is being furnished solely to accompany this report pursuant to 18 U.S.C. Section 1350, and is not being filed for purposes of Section 18 of the Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filings of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BioVie Inc.,

Signature	Titles	Date

/s/ Terren Peizer ________________ Terren Peizer	Chairman and Chief Executive Officer (Principal Executive Officer)	May 10, 2019
/s/ Joanne Wendy Kim _________________ Joanne Wendy Kim	Chief Financial Officer	May 10, 2019