Form 10-Q
period 2019-09-30
BIOVIE INC.
filed 2019-11-19
CIK 1580149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2019

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________to _____________

Commission File Number: 001-39015

BIOVIE INC.

(Exact name of registrant as specified in its charter)

Nevada	46-2510769
(State or other jurisdiction of incorporation or organization)	(I.R.S. Empl. Ident. No.)

2120 Colorado Avenue Suite 230
Santa Monica, CA 90404
(Address of principal executive offices, Zip Code)

(310)-444-4300
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

Yes ☒                                          No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐                                          No ☒

There were 647,930,147 shares of the Registrant’s $0.0001 par value Class A common stock outstanding as of November 18, 2019.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

BioVie Inc.

Condensed Balance Sheets

	September 30,	June 30,
	2019	2019
ASSETS	(Unaudited)

CURRENT ASSETS:
Cash	$249,009	$339,923
Other assets	516,379	334,150
Total current assets	765,388	674,073

OTHER ASSETS:
Intangible assets, net	1,497,259	1,554,603
Goodwill	345,711	345,711
Total other assets	1,842,970	1,900,314

TOTAL ASSETS	$2,608,358	$2,574,387

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$684,060	$443,480
Derivative liability - warrants	8,109,724	—
Derivative liability - conversion option on convertible debenture	2,533,668	—
Convertible debenture - related party, net of discount $498,466 and $0 at September 30, 2019 and 2018, respectively	1,534	—
Total current liabilities	11,328,986	443,480

Commitments and contingencies (Note 8)

STOCKHOLDERS' (DEFICIT) EQUITY

Preferred stock; $0.001 par value; 10,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $0.0001 par value; 800,000,000 shares authorized at September 30, 2019 and June 30, 2019, respectively; 647,930,147 and 507,305,147 shares issued and outstanding at September 30, 2019 and June 30, 2019, respectively	64,793	50,730
Additional paid in capital	19,396,936	9,342,249
Accumulated deficit	(28,182,357)	(7,262,072)
Total stockholders' (deficit) equity	(8,720,628)	2,130,907

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY	$2,608,358	$2,574,387

See accompanying notes to unaudited condensed financial statements

BioVie Inc.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended
	September 30, 2019	September 30, 2018
OPERATING EXPENSES:
Amortization	$57,344	$57,344
Research and development expenses	341,501	194,521
Selling, general and administrative expenses	307,373	239,562
TOTAL OPERATING EXPENSES	706,218	491,427

LOSS FROM OPERATIONS	(706,218)	(491,427)

OTHER EXPENSE (INCOME):
Change in fair value of derivative liabilities	(362,586)	—
Gain on settlement of debt	—	(51,400)
Interest expense	3,477,615	272
Interest income	(20)	(428)
TOTAL OTHER EXPENSE (INCOME), NET	3,115,009	(51,556)

NET LOSS	$(3,821,227)	$(439,871)

Deemed dividends for commitment shares and rachet adjustments	17,099,058	48,659

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(20,920,285)	$(488,530)

NET LOSS PER COMMON SHARE - BASIC AND DILUTED	$(0.04)	$(0.00)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING - BASIC AND DILUTED	516,577,125	309,279,009

See accompanying notes to unaudited condensed financial statements

BioVie Inc.

Condensed Statements of Cash Flows

(Unaudited)

	Three Months Ended
	September 30, 2019	September 30, 2018

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,821,227)	$(439,871)
Adjustments to reconcile net loss to net cash to cash used in operating activities:
Amortization of intangible assets	57,344	57,344
Stock based compensation expense	—	3,412
Interest expense from convertible debenture	3,477,204	—
Change in fair value of derivative liabilities	(362,586)	—
Changes in operating assets and liabilities
Other assets	(182,229)	—
Accounts payable and accrued expenses	240,580	(62,767)
Net cash used in operating activities	(590,914)	(441,882)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt	—	(508,300)
Proceeds from issuance of preferred shares	—	3,040,000
Proceeds from convertible debenture - related party	500,000
Net cash provided by financing activities	500,000	2,531,700

Net (decrease) increase in cash	(90,914)	2,089,818

Cash, beginning of period	339,923	45,800

Cash, end of period	$249,009	$2,135,619

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$411	$—
Cash paid for taxes	$—	$—

SCHEDULE OF NON-CASH FINANCING ACTIVITIES:
Conversion of preferred shares to common stock	$—	$3,200,000
Settlement of debt by issuance of common stock and forgiveness of debt	$—	$1,150,135
Cashless exercise of warrants	$—	$224
Deemed dividends for ratchet adjustments to warrants	$—	$48,659
Deemed dividends for commitment shares	$17,099,058	—
Stock warrants classified as derivative liability	$7,530,308	—

See accompanying notes to unaudited condensed financial statements

BioVie Inc.

Condensed Statements of Changes in Stockholders’ (Deficit) Equity

For the Three Months Ended September 30, 2018 and 2019

(Unaudited)

					Additional		Total Stockholders’
	Preferred Stock		Common Stock		Paid in	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance, June 30, 2018	—	$—	98,503,199	$9,850	$4,870,474	$(4,769,126)	$111,199

Issuance of preferred stock in a private placement	2,133,332	3,200,000	—	—	3,200,000	—	3,200,000

Conversion of preferred stock to common stock	(2,133,332)	(3,200,000)	213,333,200	21,333	(21,333)	—	—

Issuance of shares in exchange for debt settlement	—	—	975,361	98	1,150,037	—	1,150,135

Stock option compensation	—	—	—	—	3,412	—	3,412

Cashless exercise of warrants	—	—	2,241,913	224	(224)	—	—

Deemed dividends for ratchet adjustment to warrants	—	—	—	—	48,659	(48,659)	—

Net loss	—	—	—	—	—	(439,871)	(439,871)

Balance, September 30, 2018	—	$—	315,053,673	$31,505	$9,251,025	$(5,257,655)	$4,024,876

Balance June 30, 2019	—	$—	507,305,147	$50,730	$9,342,249	$(7,262,072)	$2,130,907

Issuance of commitment shares	—	—	140,625,000	14,063	10,054,687	—	10,068,750

Deemed dividend for commitment shares	—	—	—	—	—	(17,099,058)	(17,099,058)

Net loss	—	—	—	—	—	(3,821,227)	(3,821,227)

Balance, September 30, 2019	—	$—	647,930,147	$64,793	$19,396,936	$(28,182,357)	$(8,720,628)

See accompanying notes to unaudited condensed financial statements

BIOVIE INC.

Notes to Condensed Financial Statements

For the Three Months Ended September 30, 2019 and 2018

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

BioVie began administering BIV201 to patients in a Phase 2a clinical trial in patients with refractory ascites due to advanced liver cirrhosis at the McGuire Research Institute Inc. in Richmond, VA in September 2017. In April 2019, we announced top-line results and in June met with representatives of the FDA for a Type C Guidance Meeting to discuss the study results and plan our next clinical study. In July 2019, the FDA provided meeting minutes that documented general agreement with the Company’s proposed randomized and controlled study design. The FDA also provided its suggestions and guidance regarding primary and secondary endpoints, quality of life measures and other key aspects of the clinical trial design. In October 2019, BioVie announced the submission of a Phase 2b/3 clinical trial protocol to the FDA. We are developing a patent-pending novel liquid formulation of terlipressin for use in this study that is intended to improve convenience for outpatient administration and avoid potential formulation errors that may occur when pharmacists reconstitute the powder version.

BIV201 has the potential to improve the health of thousands of patients suffering from life-threatening complications of liver cirrhosis due to hepatitis, nonalcoholic steatohepatitis (NASH), and alcoholism. It has FDA Fast-Track status and Orphan Drug designation for the most common of these complications, ascites, which represents a significant unmet medical need. An Orphan drug that is first-to-market typically receives 7 years of market exclusivity in the United States for the designated use(s). The FDA has never approved any drug specifically for treating ascites. In addition, the Company has a pending patent application directed to proprietary liquid formulations of terlipressin for use in its planned Phase 2b/3 trial, subject to FDA clearance, which could eventually provide up to 20 years of patent coverage in each country in which the Company seeks patent protection, such as the United States, if a patent issues according to the patent laws of the issuing country.

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

For the Three Months Ended September 30, 2019 and 2018

(unaudited)

2.	Liquidity and Going Concern

The Company’s operations are subject to a number of factors that can affect its operating results and financial conditions. Such factors include, but are not limited to: the results of clinical testing and trial activities of the Company’s products, the Company’s ability to obtain regulatory approval to market its products, competition from products manufactured and sold or being developed by other companies, the price of, and demand for, Company products, the Company’s ability to negotiate favorable licensing or other manufacturing and marketing agreements for its products, and the Company’s ability to raise capital. The Company’s financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of September 30, 2019, the Company had an accumulated deficit of $28.2 million and as a development stage enterprise, the Company expects substantial losses in future periods. The accompanying interim financial statements were prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company’s future operations are dependent on the success of the Company’s ongoing development and commercialization effort, as well as continuing to secure additional financing.

On September 24, 2019, the Company entered into a Securities Purchase Agreement with its controlling stockholder regarding bridge financing (the “Bridge Financing”) in the form of up to $2.0 million in convertible debt and warrants, of which $500,000 has been drawn as of September 30, 2019. Amounts borrowed under the Bridge Financing must be repaid with the proceeds of our potential public offering of equity securities referred to below. The availability of additional draws under the Bridge Financing is under further discussion with the controlling stockholder in light of delays in the timing of the potential public offering. As further discussed below, the Company is pursuing various options to raise further financing to continue the testing and development of its product. If the Company is not successful in raising additional funds it may reduce its monthly spend and potentially delay the implementation of the larger scale Phase 2b Clinical trial until sufficient funding is secured.

Additionally, in April 2019, to facilitate our planned up listing to the NASDAQ Stock Market and related potential future issuances and sales of our equity securities for ordinary corporate finance and general corporate purposes and as recommended by our Board of Directors (“Board”), our stockholders approved an amendment to our Articles of Incorporation to effect a reverse split of our outstanding Class A common stock in the range of 50:1 to 200:1, as determined by our Board. Following that approval, we filed a Registration Statement on Form S-1 (Registration No. 333-231136) (the “S-1 Registration Statement”) pursuant to which we anticipate completing an offering of our equity securities with proceeds sufficient to enable the launch and completion of the BIV201 Phase 2b study and fund our internal operations for at least the next twelve months. There can be no assurance, however, that we will successfully complete an offering thereunder on the terms contemplated by the S-1 Registration Statement or on any commercially reasonable terms.

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

For the Three Months Ended September 30, 2019 and 2018

(unaudited)

3.	Significant Accounting Policies

Basis of Presentation – Interim Financial Information

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United State of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Commission for Interim Reporting. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) that are, in the opinion of management, considered necessary for a fair presentation of the results for the interim periods presented. Interim results are not necessarily indicative of the results for the full year. The condensed balance sheet at June 30, 2019 was derived from audited annual financial statements but does not contain all the footnote disclosures from the annual financial statements. The accompanying financial statements and information included under the heading: “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with our Company’s audited financial statements and related notes included in our Company’s Form 10-K for the year ended June 30, 2019 filed with the SEC on September 27, 2019.

For a summary of significant accounting policies, see the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2019 filed with the SEC on September 27, 2019.

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

The table below shows the number of outstanding stock options and warrants as of September 30, 2019 and 2018:

	September 30, 2019	September 30, 2018
	Number of Shares	Number of Shares
Stock Options	7,250,000	5,150,000
Warrants	171,833,216	216,441,548
Total	179,083,216	221,591,548

Recent accounting pronouncements

The Company considers the applicability and impact of all Accounting Standard Updates (“ASU’s”). ASU’s not discussed below were assessed and determined to be either not applicable or expected to have minimal impact on our balance sheets or statement of operations.

BIOVIE INC.

Notes to Condensed Financial Statements

For the Three Months Ended September 30, 2019 and 2018

(unaudited)

3.	Significant Accounting Policies (continued)

In June 2018, the FASB issued ASU 2018-07, “Compensation – Stock Compensation (Topic 718): Improvements to Non-employee Share-Based Accounting”. This guidance aligns the accounting for share-based payment transactions with non-employees to accounting for share-based payment transactions with employees. Companies are required to record a cumulative-effect adjustment (net of tax) to retained earnings as of the beginning of the fiscal year of the adoption. Upon transition, non-employee awards are required to be measured at fair value as of the adoption date. This standard will be effective for fiscal years beginning December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The Company has adopted this ASU as of July 1, 2019. There has been no impact on the financial statements.

In August 2018, the FASB issued ASU 2018-13, “Fair value measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement”. The new guidance modifies the disclosure requirements on fair value measurements. ASU 2018-13 is effective for fiscal years beginning after December 15, 2019. Early adoption is permitted. The Company does not expect ASU 2018-13 to have a significant impact to its condensed consolidated financial statements and related disclosures.

4.	Intangible Assets

The Company’s intangible assets consist of intellectual property acquired from LAP Pharma, Inc. and are amortized over their estimated useful lives. The following is a summary of the intangible assets as of September 30, 2019 and June 30, 2019:

	September 30, 2019	June 30, 2019

Intellectual Property	$2,293,770	$2,293,770
Less Accumulated Amortization	(796,511)	(739,167)
Intellectual Property, Net	$1,497,259	$1,554,603

Amortization expense for the three-month period ended September 30, 2019 and 2018 was $57,344 and $57,344 respectively.

Estimated future amortization expense is as follows:

Year ending June 30, 2020 (Remaining nine months)	$ 172,032
2021	229,377
2022	229,377
2023	229,377
2024	229,377
2025	229,377
Thereafter	178,342
$ 1,497,259

BIOVIE INC.

Notes to Condensed Financial Statements

For the Three Months Ended September 30, 2019 and 2018

(unaudited)

5.	Related Party Transactions

Equity Transactions with Acuitas

On July 3, 2018, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with Acuitas Group Holding, LLC (“Acuitas”) and certain other purchasers identified in the Purchase Agreement (together with Acuitas, the “Purchasers”) pursuant to which (i) the Purchasers agreed to purchase an aggregate of 2,133,332 shares of the our Series A Convertible Preferred Stock (the “Preferred Stock”) at a price per share of $1.50 per share of Preferred Stock (the “Initial Sale”) and (ii) we agreed to issue warrants (the “Warrants”) to purchase 213,333,200 shares of common stock, each subject to the terms and conditions set forth in the Purchase Agreement, for an aggregate consideration of $3.2 million. We received $160,000 of the $3.2 million in April and May 2018 as prepaid equity. Acuitas also received an additional 833,333 Warrants in connection with the payoff of a note issued by us in favor of Acuitas. The Initial Sale and issuance of the Warrants occurred on July 3, 2018. In addition, Acuitas had the option to purchase up to an additional 200,000,000 shares of common stock at a price per share of $0.015, and warrants on the same terms as the Warrants, within two weeks following the one year anniversary of the closing of the Initial Sale (the “Subsequent Sale”) in the event that we did not obtain $3,000,000 of funding through various non-dilutive grants prior to the one year anniversary of the closing of the Initial Sale, less any federal or FDA grant funding received by the Company. Acuitas is controlled by our Chairman and Chief Executive Officer, Terren Peizer and the Purchasers included Jonathan Adams, James Lang, Cuong Do and Michael Sherman, who are members of our Board.

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

Pursuant to a letter agreement dated June 24, 2019, Acuitas agreed to modify its existing rights under the Purchase Agreement so that:

-	Acuitas agreed to immediately exchange its existing 200,833,333 Warrants for common stock such that it will have effectively exercised its Warrants in full pursuant to a cashless exercise thereof at an assumed current market price of $0.36 per share and, as a result received an aggregate of 95% of the shares covered thereby, or 190,761,666 shares of common stock;

BIOVIE INC.

Notes to Condensed Financial Statements

For the Three Months Ended September 30, 2019 and 2018

(unaudited)

5.	Related Party Transactions (continued)

-	Acuitas agreed to (i) waive its rights to a 50% adjustment of the purchase price of the Preferred Stock in the Initial Sale, the exercise price of the Warrants and the price per share in the Subsequent Sale in the event of certain reductions in the useful life of our current intellectual property rights, and (ii) effectively exercise its rights to purchase securities in a Subsequent Sale pursuant to a “cashless purchase” at an assumed current market price of approximately $0.09 per share, conditioned in each case on the listing of our common stock on Nasdaq or the raising of $2.0 million in additional funds in the form of another securities offering, in either case not later than November 30, 2019, which will result Acuitas having irrevocably waived its rights to an adjustment in the purchase price of the Preferred Stock in the Initial Sale and the exercise price of the Warrants and the purchase price of per share in the Subsequent Sale upon the issuance by us of an aggregate of 167,494,750 shares of common stock (the “Subsequent Sale Shares”) to Acuitas, which is expected to occur concurrently with the closing of our potential public offering and listing on Nasdaq;
-	Acuitas shall in exchange for the foregoing agreements and waivers have the option to purchase additional shares of common stock and warrants to purchase one share of common stock for each share of common stock purchased during the period from September 1, 2019 to November 30, 2019 at the then-effective purchase price of the Preferred Stock in the Initial Sale (the “Funding Option”), provided that any shares issued pursuant to any exercise of the Funding Option will reduce share-for-share the amount of shares issued pursuant to the deemed exercise of its rights to purchase securities in a Subsequent Sale mentioned above.

Convertible Debenture Transaction with Acuitas

On September 24, 2019, the Company entered into a Securities Purchase Agreement (the “2019 Purchase Agreement”) with Acuitas pursuant to which (i) Acuitas agreed to purchase a 10% OID Convertible Delayed Draw Debenture (the “Debenture”) due September 24, 2020 for an aggregate commitment amount of up to $2.0 million, and (ii) the Company issued 140,625,000 shares (the “Commitment Shares”) of the Company’s common stock and warrants (the “Commitment Warrants”) to purchase an equal number of shares, each subject to the terms and conditions set forth in the 2019 Purchase Agreement. The Debenture accrues additional principal at the rate of 6% per annum and interest at the rate of 10% per annum, is convertible into shares of common stock at $0.032 per share prior to the completion of the company’s planned public offering of units (the “Public Offering”) or, subsequent to the closing of the Public Offering, the lower of $0.032 or 80% of the offering price per unit to the public in the Public Offering and are mandatorily redeemable upon such closing at 100% of the accrued principal amount and unpaid interest to the date of redemption. The Commitment Warrants are five-year warrants, exercisable upon the earlier of the effectiveness of the Company’s currently pending reverse stock split or December 1, 2019, at an amount equal to the lower of $0.032 or 80% of the offering price per unit to the public in the Public Offering. Upon entering into the 2019 Purchase Agreement, the Company drew an initial $500,000 under the Debenture and in accordance with the 2019 Purchase Agreement, Acuitas received an additional 15,625,000 warrants (the “Bridge Warrants”) having the same terms as the Commitment Warrants. Any future draws under the Debenture, which may be made from and after October 15, 2019, November 15, 2019 and December 15, 2019 in equal tranches of $500,000 each, will entitle Acuitas to receive additional Bridge Warrants in equal amount upon such funding. In addition, the 2019 Purchase Agreement provides that, should the underwriters in the Public Offering exercise their option to purchase additional securities during the 45 days following closing and the issuance of such securities would result in Acuitas' beneficial ownership (on a fully diluted basis) of shares of common stock being below 60%, Acuitas shall be issued a number of additional shares of common stock and warrants having the same terms as the Commitment Warrants to result in its beneficial ownership (on a fully diluted basis) of shares of common stock equaling 60%.

The issuance of 140,625,000 shares of the Company’s commons stock and warrants to purchase an equal amount number of shares, to its controlling stockholder for the Bridge Financing was accounted for as a deemed dividend due to its related party nature and $17.1 million representing the excess of the fair value of the consideration given for the financing, net of debt discount; was recorded in accumulated deficit for the three months ended September 30, 2019, accordingly. (See accompanied Condensed Statements of Changes in Stockholders’ (Deficit) Equity). A debt discount of $500,000 against the debenture was recorded which will be amortized over the term of the debenture using the effective interest method. The Company recognized amortization of this discount in the amount of $1,534 for the three-month period ended September 30, 2019.

BIOVIE INC.

Notes to Condensed Financial Statements

For the Three Months Ended September 30, 2019 and 2018

(unaudited)

5.	Related Party Transactions (continued)

Pursuant to the 2019 Purchase Agreement, Acuitas has agreed to further modify its existing rights under the Purchase Agreement dated July 3, 2018 with the Company so that Acuitas’ previous agreement in June 2019 to waive its rights to a 50% adjustment of the purchase price of the Preferred Stock in the July 2018 transaction, the exercise price of the warrants in such transaction and the price per share in a Subsequent Sale in the event of certain reductions in the useful life of our current intellectual property rights, and effectively exercise its rights to purchase securities in a Subsequent Sale pursuant to a “cashless purchase” at an assumed current market price of approximately $0.09 per share, conditioned in each case on the listing of the Company’s common stock on Nasdaq or the raising of $2.0 million in additional funds in the form of another securities offering, in either case not later than November 30, 2019, such that Acuitas will have irrevocably waived its rights to an adjustment in the purchase price of the Preferred Stock in the Initial Sale and the exercise price of the Warrants and the purchase price of per share in the Subsequent Sale upon the issuance by us of an aggregate of 334,989,500 shares of common stock and 334,989,500 warrants having the same terms as the Commitment Warrants to Acuitas, upon the closing of the Public Offering.

Pursuant to an amendment to the 2019 Purchase Agreement dated October 9, 2019, Acuitas agreed to modify its existing rights under the 2019 Purchase Agreement so that:

-	The Commitment Warrants (and related warrants issued upon the first draw under the Debenture) were replaced with warrants having similar terms, but which are automatically exercised upon the closing of the offering at an exercise price equal to the par value of the common stock;
-	Acuitas' existing rights under the Purchase Agreement dated July 3, 2018 with the Company were further amended so that the number of Subsequent Sale Shares would be multiplied by four (in lieu of the changes to the Purchase Agreement originally provided for in the 2019 Purchase Agreement); and
-	The provisions of the 2019 Purchase Agreement providing that, should the underwriters in the offering exercise their option to purchase additional securities during the 45 days following closing and the issuance of such securities would result in Acuitas’ beneficial ownership (on a fully diluted basis) of shares of common stock being below 60%, Acuitas will be issued a number of additional shares of common stock and warrants having the same terms as the Commitment Warrants to result in its beneficial ownership (on a fully diluted basis) of shares of common stock equaling 60% have been modified such that, upon the exercise of such option by the underwriters, the Company will issue to Acuitas a number of securities that will result in Acuitas’ fully diluted beneficial ownership after the exercise of such option being the same as prior thereto.

(See Note 9 Subsequent Events.)

BIOVIE INC.

Notes to Condensed Financial Statements

For the Three Months Ended September 30, 2019 and 2018

(unaudited)

6.	Fair Value Measurements

At September 30, 2019, the estimated fair value of derivative liabilities measured on a recurring basis are as follows:

	Fair Value Measurements at
	September 30, 2019
	Level 1	Level 2	Level 3	Total

Derivative liability - Warrants	$—	$—	$8,109,724	$8,109,724
Derivative liability -Conversion option on convertible debenture	—	—	2,533,668	2,533,668
Total derivatives	$—	$—	$10,643,392	$10,643,392

The following table presents the activity for liabilities measured at fair value using unobservable inputs for the three months ended September 30, 2019:

	Derivative liabilities - Warrants	Derivative liability - Conversion Option on Convertible Debenture

Beginning balance at July 1, 2019	$—	$—
Additions to level 3 liabilities	8,367,012	2,638,966
Change in in fair value of level 3 liability	(257,288)	(105,298)
Transfer in and/or out of Level 3	—	—
Balance at September 30, 2019	$8,109,724	$2,533,668

Derivative liability – Warrants

The Company accounts for stock purchase warrants as either equity instruments or derivative liabilities depending on the specific terms of the warrant agreements. Under applicable accounting guidance, stock warrants that are precluded from being indexed to the Company’s own stock because of full-rachet anti-dilution provisions or the adjustments to the strike price due to an occurrence of a future event; are accounted for as derivative financial instruments. The stock warrants issued September 24, 2019 were not considered indexed to the Company’s own stock because of the adjustment to strike price, an occurrence of a future event such as the Company’s pending capital raise.

BIOVIE INC.

Notes to Condensed Financial Statements

For the Three Months Ended September 30, 2019 and 2018

(unaudited)

6.	Fair Value Measurements (continued)

The warrants associated with the level 3 liability were issued on September 24, 2019 and were valued using the Black-Scholes-Merton model with the following assumptions: stock price of $0.0716, exercise price of $0.032, term of 5 years expiring September 2024, volatility of 71.44%, dividend yield of 0%, and risk-free interest rate of 1.52%. The valuation at September 30, 2019 used the following assumptions: stock price of $0.0698, exercise price of $0.032, term of 5 year expiring September 2024, volatility of 71.42%, dividend yield of 0%, and risk-free interest rate of 1.55%. (See note 5 “Related Party Transactions – Convertible debenture transactions”)

Derivative liability – Conversion option in convertible debenture

The Company valued the conversion option of the $2 million 10% OID Convertible Delayed Draw Debenture which may be convertible into shares of common stock at $0.032 per share prior to the completion of an offering or, subsequent to the closing of the offering, the lower of $0.032 or 80% of the offering price per unit to the public in this offering and are mandatorily redeemable upon such closing at 100% of the accrued principal amount and unpaid interest to the date of redemption. (See note 5 “Related Party Transactions – Convertible debenture transactions with Acuitas” as of September 24, 2019). The conversion option was valued on September 24, 2019 using the Black Scholes-Mertons model with the following assumptions: stock price of $0.0716, conversion price of $0.032, term of 1 year expiring September 2020, volatility of 75.48%, dividend yield of 0%, and risk-free interest rate of 1.78%. The valuation at September 30, 2019 used the following assumptions: stock price of $0.0698, conversion price of $0.032, term of 1 year expiring September 2020, volatility of 75.5%, dividend yield of 0%, and risk-free interest rate of 1.75%.

7.	Equity Transactions

Stock Options

The following table summarizes the activity relating to the Company’s stock options for the three months ended September 30, 2019:

	Options	Weighted-Average Exercise Price	Weighted Remaining Average Contractual Term	Aggregate Intrinsic Value
Outstanding at June 30, 2019	7,250,000	$0.10	5.2	$87,480
Granted	—	—	—	—
Options Exercised or Forfeited	—	—	—	—
Outstanding at September 30, 2019	7,250,000	$0.10	4.8	$87,480
Exercisable at September 30, 2019	7,250,000	$0.10	4.8	$87,480

BIOVIE INC.

Notes to Condensed Financial Statements

For the Three Months Ended September 30, 2019 and 2018

(unaudited)

7.	Equity Transactions (continued)

The fair value of each option grant on the date of grant is estimated using the Black-Scholes option. There were no options granted during the three months ended September 30, 2019. The pricing model reflected the following weighted-average assumptions for the three months ended September 30, 2018:

	September 30 2019	September 30 2018
Expected life of options (In years)	—	9.5
Expected volatility	—	63.09%
Risk free interest rate	—	0.00%
Dividend Yield	—	0%

Expected volatility is based on the historical volatilities of three comparable companies of the daily closing price of their respective common stock and the expected life of options is based on historical data with respect to employee exercise periods. The Company accounts for forfeitures as they are incurred.

The Company recorded stock-based compensation expense of $0 and $3,412 for the three- month period ended September 30, 2019 and 2018, respectively.

The following is a summary of stock options outstanding and exercisable by exercise price as of September 30, 2019:

Exercise Price	Outstanding	Weighted Average Contract Life	Exercisable
$0.03	700,000	4.3	700,000
$0.05	1,300,000	4.4	1,300,000
$0.06	3,100,000	6.4	3,100,000
$0.07	100,000	4.0	100,000
$0.10	500,000	3.3	500,000
$0.20	200,000	3.0	200,000
$0.21	550,000	2.6	550,000
$0.22	100,000	2.5	100,000
$0.23	200,000	2.9	200,000
$0.25	500,000	2.1	500,000
Total	7,250,000		7,250,000

Stock Warrants

The following table summarizes the warrants activity during the three months ended September 30, 2019:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value
Outstanding and exercisable at June 30, 2019	15,583,216	$0.36	5.6	$716,653
Granted	156,250,000	$0.03	5.0	$5,906,250
Expired	—	$—	—	$—
Outstanding and exercisable at September 30, 2019	171,833,216	$0.04	4.9	$6,622,903

Of the above warrants, 1,173,864 expire in fiscal year ending June 30, 2022, 556,818 expire in fiscal year ending June 30, 2023, and 170,102,534 expire in fiscal year ending June 30, 2025.

BIOVIE INC.

Notes to Condensed Financial Statements

For the Three Months Ended September 30, 2019 and 2018

(unaudited)

8.	Commitments and Contingencies

Office Lease

On July 1, 2019, the Company’s office moved with Acuitas’ new offices to 2120 Colorado Avenue Ste 230, Santa Monica, CA 90404. There is no lease agreement for the new premises and the Company continues to accrue monthly lease payments of $1,000 for the new office under the terms of the previous month-to-month lease for the previous premises which may be cancelled upon 30 days’ written notice.

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

On November 13, 2019, the Patent Trial and Appeal Board of the United States Patent and Trademark Office (the “Board”) issued a written decision in the inter partes review (“IPR”) action that was brought by Mallinckrodt Pharmaceuticals Ireland Limited (“Mallinckrodt”) against BioVie Inc. (“BioVie” or “Company”). In that action, Mallinckrodt sought to invalidate BioVie’s patent (U.S. Pat. No. 9,655,945, “Treatment of Ascites”) (the “’945 Patent”). In its decision, the Board determined that all claims of the ‘945 Patent were not patentable because they were either anticipated or obvious in light of prior art. The Board also denied BioVie’s Motion to Amend the claims on similar grounds. The result of the Board’s decision is that the ‘945 patent is no longer valid or enforceable. Acuitas Group Holdings, LLC was aware of this patent challenge when it purchased a majority ownership interest in the company in July 2018.

BioVie is evaluating the Board’s decision to determine if it will request a rehearing by the Board or appeal the Board’s decision to the U.S. Court of Appeals for the Federal Circuit. This ruling is unrelated to the Company’s Orphan drug designations for ascites and hepatorenal syndrome (“HRS”), which remain unchanged. An Orphan drug that is first-to-market typically receives 7 years of market exclusivity in the United States for the designated use(s). In addition, the ruling does not affect the Company’s rights in its pending patent application directed to proprietary liquid formulations of terlipressin for use in its planned Phase 2b/3 trial, subject to FDA clearance, which could eventually provide up to 20 years of patent coverage in each country in which the Company seeks patent protection, such as the United States, if a patent issues from a patent application according to the patent laws of each issuing country.

At September 30, 2019, no adjustments or accruals have been reflected in our financial statements related to this matter. (See Note 9 – Subsequent events.)

Royalty Agreements

Pursuant to the Agreement and Plan of Merger entered into on April 11, 2016 between our predecessor entities, LAT Pharma LLC and NanoAntibiotics, Inc., BioVie is obligated to pay a low single digit royalty on net sales of BIV201 (continuous infusion terlipressin) to be shared among LAT Pharma Members, PharmaIn Corporation, and The Barrett Edge, Inc.

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

BIOVIE INC.

Notes to Condensed Financial Statements

For the Three Months Ended September 30, 2019 and 2018

(unaudited)

9.	Subsequent Events

On October 1, 2019, the Company issued stock options to purchase 100,000 shares of common stock to the Chief Financial Officer as part of her compensation. The stock options were issued and are exercisable at an exercise price of $0.07 at any time from date of issuance and expire in 5 years from the date of issuance.

On October 13, 2019, the Company issued stock options to purchase 100,000 shares of common stock as part of their annual board of director compensation. The stock options were issued and are exercisable at $0.06 at any time from date of issuance and expire in 5 years from the date of issuance.

On November 7, 2019, the Company filed a certificate with the Nevada Secretary of State to terminate the effectiveness of Amendment of Article 3 to effect reverse split of the Corporation’s common stock in the ratio of 1:125.

On November 13, 2019, the Patent Trial and Appeal Board of the United States Patent and Trademark Office (the “Board”) issued a written decision in the inter partes review (“IPR”) action that was brought by Mallinckrodt Pharmaceuticals Ireland Limited (“Mallinckrodt”) against BioVie Inc. (“BioVie” or “Company”). In that action, Mallinckrodt sought to invalidate BioVie’s patent (U.S. Pat. No. 9,655,945, “Treatment of Ascites”) (the “’945 Patent”). In its decision, the Board determined that all claims of the ‘945 Patent were not patentable because they were either anticipated or obvious in light of prior art. The Board also denied BioVie’s Motion to Amend the claims on similar grounds.  The result of the Board’s decision is that the ‘945 patent is no longer valid or enforceable. Acuitas Group Holdings, LLC was aware of this patent challenge when it purchased a majority ownership interest in the company in July 2018.

BioVie is evaluating the Board’s decision to determine if it will request a rehearing by the Board or appeal the Board’s decision to the U.S. Court of Appeals for the Federal Circuit. This ruling is unrelated to the Company’s Orphan drug designations for ascites and hepatorenal syndrome (“HRS”), which remain unchanged. An Orphan drug that is first-to-market typically receives 7 years of market exclusivity in the United States for the designated use(s). In addition, the ruling does not affect the Company’s rights in its pending patent application directed to proprietary liquid formulations of terlipressin for use in its planned Phase 2b/3 trial, subject to FDA clearance, which could eventually provide up to 20 years of patent coverage in each country in which the Company seeks patent protection, such as the United States, if a patent issues from a patent application according to the patent laws of each issuing country.

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

Comparison of the three months ended September 30, 2019 to the three months ended September 30, 2018

Net Loss

The net loss for the three months ended September 30, 2019 was $3.8 million as compared to $440,000 for the three months ended September 30, 2018. The increase in net loss of $3.4 million was due to an increase in interest expense of approximately $3.5 million and increased operating expenses of $214,000 offset by the increase in the change in value of derivative liabilities of $363,000. The increase in interest expense was attributed to the issuance of a 10% OID Convertible Delayed Draw Debenture (“Debenture”), which is convertible into shares of common stock. The interest expense for the three months ended September 30, 2019 was comprised of approximately $2.5 million related to the embedded derivative on the Debenture and interest expense of approximately $837,000 related to derivative liability – warrants.

Total operating expenses for the three months ended September 30, 2019 were approximately $706,000 compared to $491,000 for the three months ended September 30, 2018.  The net increase of approximately $215,000 was primarily due to activities related to the Phase 2a clinical trials wrap up and preparation of the protocols for the Phase 2b/3 trials during the three months ended September 30, 2019 and an increase in selling, general and administrative expenses.

Research and Development Expenses

Research and development expenses were approximately $342,000 for the three months ended September 30, 2019, an increase of $147,000, from $195,000 for the three months ended September 30, 2018. The increase was primarily attributed to the wrapping up of the phase 2a clinical trials and readying for the next phase of trials including the preparing the protocols and manufacturing of the prefilled syringe which will be used in the next phase of trials.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were approximately $307,000 for the three months ended September 30, 2019, a net increase of approximately $68,000, from $240,000 for the three months ended September 30, 2018. The net increase was primarily attributed to the increased payroll of approximately $30,000 due the hiring of a half time chief financial officer that joined in October 2018, an increase in the insurance premiums of approximately $15,000 for increased coverage and other expenses of approximately $13,000 related to activities of the Company’s capital raise and up listing to the Nasdaq.

Capital Resources and Liquidity

At September 30, 2019 the Company had approximately $249,000 in cash and cash equivalents and had completed its Phase 2a clinical trial of the BIV201 therapy. On September 24, 2019, the Company entered into a Securities Purchase Agreement with its controlling stockholder regarding bridge financing (the “Bridge Financing”) in the form of up to $2.0 million in convertible debt and warrants, of which $500,000 has been drawn to date. Amounts borrowed under the Bridge Financing must be repaid with the proceeds of our potential public offering of equity securities referred to below. The availability of additional draws under the Bridge Financing is under discussion with Acuitas in light of delays in the timing of the potential public offering. As further discussed below, the Company is pursuing various options to raise further financing to continue the testing and development of its product. If the Company is not successful in raising additional funds it may reduce its monthly spend and potentially delay the implementation of the larger scale Phase 2b Clinical trial until sufficient funding is secured.

As of September 30, 2019, the Company had an accumulated deficit of $28.2 million and as a development stage enterprise, the Company expects substantial losses in future periods. The accompanying interim financial statements were prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company’s future operations are dependent on the success of the Company’s ongoing development and commercialization effort, as well as continuing to secure additional financing.

We cannot assure you that our drug candidate will be developed, work, or receive regulatory approval; that we will ever earn revenues sufficient to support our operations or that we will ever be profitable. Furthermore, since we have no committed source of sufficient financing, we cannot assure you that we will be able to raise money as and when we need it to continue our operations. If we cannot raise funds as and when we need them, we may be required to severely curtail, or even to cease, our operations.

Additionally, in April 2019, to facilitate our planned up listing to the NASDAQ Stock Market and related potential future issuances and sales of our equity securities for ordinary corporate finance and general corporate purposes and as recommended by our Board of Directors (“Board”), our stockholders approved an amendment to our Articles of Incorporation to effect a reverse split of our outstanding Class A common stock in the range of 50:1 to 200:1, as determined by our Board. Following that approval, we filed a Registration Statement on Form S-1 (Registration No. 333-231136) (the “S-1 Registration Statement”) pursuant to which we anticipate completing an offering of our equity securities with proceeds sufficient to enable the launch and completion of the BIV201 Phase 2b study and fund our internal operations for at least the next twelve months. There can be no assurance, however, that we will successfully complete an offering on the terms contemplated by the S-1 Registration Statement or on any commercially reasonable terms.

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

Critical Accounting Policies and Estimates

For the three-month period ended September 30, 2019, there were no significant changes to the Company’s critical accounting policies as identified in the Annual Report Form 10-K for the fiscal year ended June 30, 2019.

New Accounting Pronouncements

The Company considered the applicability and impact of recent accounting pronouncements and determined those to be either not applicable or expected to have minimal impact on our balance sheets or statement of operations.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable

Item 4.  Controls and Procedures

We maintain “disclosure controls and procedures.” Such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Office and Chief Financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Our disclosure controls and procedures have been designed to meet reasonable assurance standards. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgement in evaluating the cost-benefit relationship of possible disclosure and procedures. The design of and disclosure controls and procedures also are based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15f and 15d-15(f) under the Exchange Act), that occurred during the quarter ended September 30, 2019 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

On April 30, 2018, we received notice that Mallinckrodt had petitioned the U.S. Patent and Trademark Office (“USPTO”) to institute an Inter Partes Review of our U.S. Patent No. 9,655,945 titled “Treatment of Ascites” (the “’945 patent”). Inter Partes Review is a trial proceeding conducted with the USPTO Patent Trial and Appeal Board (PTAB) to review the patentability of one or more claims of a patent. Such review is limited to grounds of novelty and obviousness on the basis of prior art consisting of patents and printed publications. For further information regarding these proceedings, please see footnote 5 in the accompanying interim financial statements.

On November 13, 2019, the Patent Trial and Appeal Board of the United States Patent and Trademark Office (the “Board”) issued a written decision in the inter partes review (“IPR”) action that was brought by Mallinckrodt Pharmaceuticals Ireland Limited (“Mallinckrodt”) against BioVie Inc. (“BioVie” or “Company”). In that action, Mallinckrodt sought to invalidate BioVie’s patent (U.S. Pat. No. 9,655,945, “Treatment of Ascites”) (the “’945 Patent”). In its decision, the Board determined that all claims of the ‘945 Patent were not patentable because they were either anticipated or obvious in light of prior art. The Board also denied BioVie’s Motion to Amend the claims on similar grounds.  The result of the Board’s decision is that the ‘945 patent is no longer valid or enforceable. Acuitas Group Holdings, LLC was aware of this patent challenge when it purchased a majority ownership interest in the company in July 2018.

BioVie is evaluating the Board’s decision to determine if it will request a rehearing by the Board or appeal the Board’s decision to the U.S. Court of Appeals for the Federal Circuit. This ruling is unrelated to the Company’s Orphan drug designations for ascites and hepatorenal syndrome (“HRS”), which remain unchanged. An Orphan drug that is first-to-market typically receives 7 years of market exclusivity in the United States for the designated use(s). In addition, the ruling does not affect the Company’s rights in its pending patent application directed to proprietary liquid formulations of terlipressin for use in its planned Phase 2b/3 trial, subject to FDA clearance, which could eventually provide up to 20 years of patent coverage in each country in which the Company seeks patent protection, such as the United States, if a patent issues from a patent application according to the patent laws of each issuing country. For further information regarding proceedings, please see footnote 9 in accompanying interim financial statements.

Item 2. Unregistered sales of equity securities

All sales of unregistered securities during the three months ended September 30, 2019 were previously disclosed in a Current report on Form 8-K.

Item 3. Defaults Upon Senior Securities

None

Item 4.  Mine Safety Disclosures

None

Item 5.  Other Information

None

Item 6. Exhibits

(a) Exhibit index

Exhibit

31.1*	Certification of Chief Executive Officer (Principal Executive Officer) required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer (Principal Financial Officer) required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.
32.1**	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer (Principal Financial Officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith.

**	Furnished herewith. This certification is being furnished solely to accompany this report pursuant to 18 U.S.C. Section 1350, and is not being filed for purposes of Section 18 of the Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filings of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BioVie Inc.,

Signature	Titles	Date

/s/Terren Peizer ________________ Terren Peizer	Chairman and Chief Executive Officer (Principal Executive Officer)	November 19, 2019
/s/Joanne Wendy Kim _________________ Joanne Wendy Kim	Chief Financial Officer (Principal Financial and Accounting Officer)	November 19, 2019