Form 10-Q
period 2019-12-31
BIOVIE INC.
filed 2020-02-13
CIK 1580149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2019

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

Yes ☐                                          No ☒

There were 5,194,924 shares of the Registrant’s $0.0001 par value Class A common stock outstanding as of February 5, 2020.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements	1
	Condensed Balance Sheets at December 31, 2019 (unaudited) and June 30, 2019	1
	Condensed Statements of Operations (unaudited) - for the three months and six months ended December 31, 2019 and 2018	2
	Condensed Statements of Cash Flows (unaudited) - for the six months ended December 31, 2019 and 2018	3
	Condensed Statements of Changes in Stockholders’ (Deficit) Equity (unaudited) - for the periods July 1, 2018 through December 31, 2018 and July 1, 2019 through December 31, 2019	4
	Notes to Unaudited Condensed Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20
Item 4.	Controls and Procedures	20

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

BioVie Inc.

Condensed Balance Sheets

	December 31,	June 30,
	2019	2019
ASSETS	(Unaudited)

CURRENT ASSETS:
Cash	$3,108	$339,923
Other assets	550,810	334,150
Total current assets	553,918	674,073

OTHER ASSETS:
Intangible assets, net	1,439,915	1,554,603
Goodwill	345,711	345,711
Total other assets	1,785,626	1,900,314

TOTAL ASSETS	$2,339,544	$2,574,387

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$1,085,177	$443,480
Derivative liability - warrants	2,674,000	—
Derivative liability - conversion option on convertible debenture	573,200	—
Loan payable - related party	30,000
Convertible debenture - related party, net of discount $478,405 and $0 at December 31, 2019 and 2018, respectively	21,595	—
Total current liabilities	4,383,972	443,480

Commitments and contingencies (Note 8)

STOCKHOLDERS' (DEFICIT) EQUITY

Preferred stock; $0.001 par value; 10,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $0.0001 par value; 800,000,000 shares authorized at December 31, 2019 and June 30, 2019, respectively; 5,183,724 and 4,058,724 shares issued and outstanding at December 31, 2019 and June 30, 2019, respectively	518	406
Additional paid in capital	19,472,373	9,392,573
Accumulated deficit	(21,517,319)	(7,262,072)
Total stockholders' (deficit) equity	(2,044,428)	2,130,907

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY	$2,339,544	$2,574,387

See accompanying notes to unaudited condensed financial statements

BioVie Inc.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	December 31 2019	December 31, 2018	December 31 2019	December 31 2018

OPERATING EXPENSES:
Amortization	57,344	$57,344	114,689	$114,689
Research and development expenses	346,514	206,019	688,015	400,540
Selling, general and administrative expenses	306,589	237,507	613,961	477,069
TOTAL OPERATING EXPENSES	710,447	500,870	1,416,665	992,298

LOSS FROM OPERATIONS	(710,447)	(500,870)	(1,416,665)	(992,298)

OTHER (INCOME) EXPENSE :
Change in fair value of derivative liabilities	(7,396,192)	—	(7,758,778)	—
Gain on settlement of debt	—	—	—	(51,400)
Interest expense	20,920	—	3,498,535	271
Interest income	(213)	(360)	(233)	(788)
TOTAL OTHER (INCOME) EXPENSE, NET	(7,375,485)	(360)	(4,260,476)	(51,917)

NET INCOME (LOSS)	$6,665,038	$(500,510)	$2,843,811	$(940,381)

Deemed dividends for commitment shares and rachet adjustments	—	—	17,099,058	48,659

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$6,665,038	$(500,510)	$(14,255,247)	$(989,040)

NET INCOME (LOSS) PER COMMON SHARE
- Basic	$1.29	$(0.20)	$(3.06)	$(0.40)
- Diluted	$1.29	$(0.20)	$(3.06)	$(0.40)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
- Basic	5,183,724	2,520,429	4,661,183	2,497,457
- Diluted	5,183,724	2,520,429	4,661,183	2,497,457

See accompanying notes to unaudited condensed financial statements

BioVie Inc.

Condensed Statements of Cash Flows

(Unaudited)

	Six Months Ended	Six Months Ended
	December 31, 2019	December 31, 2018

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$2,843,811	$(940,381)
Adjustments to reconcile net loss to net cash to cash used in operating activities:
Amortization of intangible assets	114,689	114,689
Stock based compensation expense	11,162	19,697
Gain on settlement of debt	—	51,400
Interest expense from convertible debenture	3,497,264	—
Change in fair value of derivative liabilities	(7,758,778)	—
Changes in operating assets and liabilities
Other assets	(216,660)	—
Accounts payable and accrued expenses	641,697	(456,422)
Net cash used in operating activities	(866,815)	(1,211,017)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt	—	(244,300)
Proceeds from issuance of preferred shares	—	3,040,000
Proceeds from loan payable - related party	30,000
Proceeds from convertible debenture - related party	500,000	—
Net cash provided by financing activities	530,000	2,795,700

Net (decrease) increase in cash	(336,815)	1,584,683

Cash, beginning of period	339,923	45,800

Cash, end of period	$3,108	$1,630,483

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$1,272	$—
Cash paid for taxes	$—	$—

SCHEDULE OF NON-CASH FINANCING ACTIVITIES:
Conversion of preferred shares to common stock	$—	$3,200,000
Settlement of debt by issuance of common stock and forgiveness of debt	$—	$1,150,135
Cashless exercise of warrants	$—	$224
Deemed dividends for ratchet adjustments to warrants	$—	$48,659
Deemed dividends for commitment shares	$17,099,058	—
Stock warrants classified as derivative liability	$7,530,308	—

See accompanying notes to unaudited condensed financial statements

BioVie Inc.

Condensed Statements of Changes in Stockholders’ (Deficit) Equity

For the periods July 1, 2018 through December 31, 2018 and July 1, 2019 through December 31, 2019

(Unaudited)

							Total
					Additional		Stockholders’
	Preferred Stock		Common Stock		Paid in	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balance, June 30, 2018	—	$—	788,026	$79	$4,880,246	$(4,769,126)	$111,199

Issuance of preferred stock in a private placement	2,133,332	3,200,000	—	—	3,200,000	—	3,200,000

Conversion of preferred stock to common stock	(2,133,332)	(3,200,000)	1,706,666	171	(171)	—	—

Issuance of shares in exchange for debt settlement	—	—	7,804	1	1,150,134	—	1,150,135

Stock option compensation	—	—	—	—	3,412	—	3,412

Cashless exercise of warrants	—	—	17,935	2	(2)	—	—

Deemed dividends for ratchet adjustment to warrants	—	—	—	—	48,659	(48,659)	—

Net loss for the three months ended September 30, 2018	—	—	—	—	—	(439,871)	(439,871)

Balance, September 30, 2018	—	—	2,520,431	253	9,282,278	(5,257,656)	4,024,875

Stock option compensation	—	—	—	—	16,285	—	16,285

Net loss for the three months ended December 31, 2018	—	—	—	—	—	(500,510)	(500,510)

Balance, December 31, 2018	—	$—	2,520,431	$253	$9,298,563	$(5,758,166)	$3,540,650

Balance June 30, 2019	—	$—	4,058,724	406	9,392,573	$(7,262,072)	$2,130,907

Issuance of commitment shares	—	—	1,125,000	112	10,068,638	—	10,068,750

Deemed dividend for commitment shares	—	—	—	—	—	(17,099,058)	(17,099,058)

Net loss for the three months ended September 30, 2019	—	—	—	—	—	(3,821,227)	(3,821,227)

Balance, September 30, 2019	—	—	5,183,724	518	19,461,211	(28,182,357)	(8,720,628)

Stock option compensation	—	—	—	—	11,162	—	$11,162

Net income for the three months ended December 31, 2019	—	—	—	—	—	6,665,038	6,665,038

Balance, December 31, 2019	—	$—	5,183,724	$518	$19,472,373	$(21,517,319)	$(2,044,428)

See accompanying notes to unaudited condensed financial statements

BIOVIE INC.

Notes to Condensed Financial Statements

For the Six Months Ended December 31, 2019 and 2018

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

For the Six Months Ended December 31, 2019 and 2018

(unaudited)

2.	Liquidity and Going Concern

The Company’s operations are subject to a number of factors that can affect its operating results and financial conditions. Such factors include, but are not limited to: the results of clinical testing and trial activities of the Company’s products, the Company’s ability to obtain regulatory approval to market its products, competition from products manufactured and sold or being developed by other companies, the price of, and demand for, Company products, the Company’s ability to negotiate favorable licensing or other manufacturing and marketing agreements for its products, and the Company’s ability to raise capital. The Company’s financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of December 31, 2019, the Company had an accumulated deficit of approximately $21.5 million and as a development stage enterprise, the Company expects substantial losses in future periods. The accompanying interim financial statements were prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company’s future operations are dependent on the success of the Company’s ongoing development and commercialization effort, as well as continuing to secure additional financing.

On September 24, 2019, the Company entered into a Securities Purchase Agreement with its controlling stockholder regarding bridge financing (the “Bridge Financing”) in the form of up to $2.0 million in convertible debt and warrants, of which $500,000 has been drawn as of December 31, 2019. In December 2019, Acuitas provided the Company, a short-term interest free advance of $30,000. Amounts borrowed under the Bridge Financing must be repaid with the proceeds of our potential public offering of equity securities referred to below. The availability of additional draws under the Bridge Financing is under further discussion with the controlling stockholder in light of delays in the timing of the potential public offering. As further discussed below, the Company is pursuing various options to raise further financing to continue the testing and development of its product. If the Company is not successful in raising additional funds it may reduce its monthly spend and potentially delay the implementation of the larger scale Phase 2b/3 clinical trial until sufficient funding is secured.

Additionally, in April 2019, to facilitate our planned up listing to the NASDAQ Stock Market and related potential future issuances and sales of our equity securities for ordinary corporate finance and general corporate purposes and as recommended by our Board of Directors (“Board”), our stockholders approved an amendment to our Articles of Incorporation to effect a reverse split of our outstanding Class A common stock in the range of 50:1 to 200:1, as determined by our Board. On November 22, 2019, the Company effected the reverse stock split of 125 common stock for every 1 common stock. All share amounts have been updated to reflect the reverse stock split.

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

For the Six Months Ended December 31, 2019 and 2018

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

Net income (loss) per Common Share

Basic net income (loss) per common share is computed by dividing the net income (loss) before deemed dividend by the weighted average number of shares of common stock outstanding during the period.

Diluted net income (loss) per common share is computed by dividing by the weighted average number of shares of common stock outstanding and potentially outstanding shares of common stock during the period to reflect the potential dilution that could occur from common shares issuable through stock options, warrants, convertible preferred stock and convertible debentures. Due to the net loss for the six months ended December 31, 2019 and 2018 as such amounts were excluded from the diluted loss since their effect was considered anti-dilutive. For the three months ended December 31, 2019, all potential securities were anti-dilutive as a result of the effect of the change in fair value of the derivative liabilities and assumed conversion of debenture in determining the amount of net income (loss) attributable to common stockholders. Due to the net loss for the three months ended December 31, 2018, amounts were excluded from the diluted loss since their effect was considered anti-dilutive.

The table below shows the number of outstanding stock options and warrants as of December 31, 2019 and 2018:

	December 31, 2019	December 31, 2018
	Number of Shares	Number of Shares
Stock Options	60,400	44,400
Warrants	1,374,667	1,731,525
Total	1,435,067	1,775,925

BIOVIE INC.

Notes to Condensed Financial Statements

For the Six Months Ended December 31, 2019 and 2018

(unaudited)

3.	Significant Accounting Policies (continued)

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

The Company’s intangible assets consist of intellectual property acquired from LAT Pharma, Inc. and are amortized over their estimated useful lives. The following is a summary of the intangible assets as of December 31, 2019 and June 30, 2019:

	December 31, 2019	June 30, 2019

Intellectual Property	$2,293,770	$2,293,770
Less Accumulated Amortization	(853,855)	(739,167)
Intellectual Property, Net	$1,439,915	$1,554,603

Amortization expense for the three-month period ended December 31, 2019 and 2018 was $57,344 and $57,344 respectively Amortization expense for the six-month period ended December 31, 2019 and 2018 was $114,689 and $114,689 respectively.

Estimated future amortization expense is as follows:

Year ending June 30, 2020 (Remaining six months)	$ 114,689
2021	229,377
2022	229,377
2023	229,377
2024	229,377
2025	229,377
Thereafter	178,341
$ 1,439,915

BIOVIE INC.

Notes to Condensed Financial Statements

For the Six Months Ended December 31, 2019 and 2018

(unaudited)

5.	Related Party Transactions

Equity Transactions with Acuitas

On July 3, 2018, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with Acuitas Group Holding, LLC (“Acuitas”) and certain other purchasers identified in the Purchase Agreement (together with Acuitas, the “Purchasers”) pursuant to which (i) the Purchasers agreed to purchase an aggregate of 2,133,332 shares of the our Series A Convertible Preferred Stock (the “Preferred Stock”) at a price per share of $1.50 per share of Preferred Stock (the “Initial Sale”) and (ii) we agreed to issue warrants (the “Warrants”) to purchase 1,706,666 shares of common stock, each subject to the terms and conditions set forth in the Purchase Agreement, for an aggregate consideration of $3.2 million. We received $160,000 of the $3.2 million in April and May 2018 as prepaid equity. Acuitas also received an additional 6,667 Warrants in connection with the payoff of a note issued by us in favor of Acuitas. The Initial Sale and issuance of the Warrants occurred on July 3, 2018. In addition, Acuitas had the option to purchase up to an additional 1,600,000 shares of common stock at a price per share of $1.88, and warrants on the same terms as the Warrants, within two weeks following the one year anniversary of the closing of the Initial Sale (the “Subsequent Sale”) in the event that we did not obtain $3,000,000 of funding through various non-dilutive grants prior to the one year anniversary of the closing of the Initial Sale, less any federal or FDA grant funding received by the Company. Acuitas is controlled by our Chairman and Chief Executive Officer, Terren Peizer and the Purchasers included Jonathan Adams, James Lang, Cuong Do and Michael Sherman, who are members of our Board.

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

Each share of Preferred Stock automatically converted into 100 shares of common stock (prior to reverse split) upon the filing with the Secretary of State of the State of Nevada of a Certificate of Amendment to our Articles of Incorporation (the “Amendment”) on August 13, 2018 that increased the number of authorized shares of common stock to 800,000,000. The Amendment was approved by the written consent of the holders of more than a majority of our issued and outstanding common stock on July 3, 2018 and was filed with the Secretary of State of the State of Nevada 20 calendar days following the distribution of our Definitive Information Statement on Schedule 14 that was filed with the SEC on July 13, 2018.

Pursuant to a letter agreement dated June 24, 2019, Acuitas agreed to modify its existing rights under the Purchase Agreement so that:

-	Acuitas agreed to immediately exchange its existing 1,606,667 Warrants for common stock such that it will have effectively exercised its Warrants in full pursuant to a cashless exercise thereof at an assumed current market price of $45.00 per share and, as a result received an aggregate of 95% of the shares covered thereby, or 1,526,094 shares of common stock;

BIOVIE INC.

Notes to Condensed Financial Statements

For the Six Months Ended December 31, 2019 and 2018

(unaudited)

5.	Related Party Transactions (continued)

-	Acuitas agreed to (i) waive its rights to a 50% adjustment of the purchase price of the Preferred Stock in the Initial Sale, the exercise price of the Warrants and the price per share in the Subsequent Sale in the event of certain reductions in the useful life of our current intellectual property rights, and (ii) effectively exercise its rights to purchase securities in a Subsequent Sale pursuant to a “cashless purchase” at an assumed current market price of approximately $11.25 per share, conditioned in each case on the listing of our common stock on Nasdaq or the raising of $2.0 million in additional funds in the form of another securities offering, in either case not later than November 30, 2019, which will result Acuitas having irrevocably waived its rights to an adjustment in the purchase price of the Preferred Stock in the Initial Sale and the exercise price of the Warrants and the purchase price of per share in the Subsequent Sale upon the issuance by us of an aggregate of 1,339,958 shares of common stock (the “Subsequent Sale Shares”) to Acuitas, which is expected to occur concurrently with the closing of our potential public offering and listing on Nasdaq;
-	Acuitas shall in exchange for the foregoing agreements and waivers have the option to purchase additional shares of common stock and warrants to purchase one share of common stock for each share of common stock purchased during the period from September 1, 2019 to November 30, 2019 at the then-effective purchase price of the Preferred Stock in the Initial Sale (the “Funding Option”), provided that any shares issued pursuant to any exercise of the Funding Option will reduce share-for-share the amount of shares issued pursuant to the deemed exercise of its rights to purchase securities in a Subsequent Sale mentioned above.

Convertible Debenture Transaction with Acuitas

On September 24, 2019, the Company entered into a Securities Purchase Agreement (the “2019 Purchase Agreement”) with Acuitas pursuant to which (i) Acuitas agreed to purchase a 10% OID Convertible Delayed Draw Debenture (the “Debenture”) due September 24, 2020 for an aggregate commitment amount of up to $2.0 million, and (ii) the Company issued 1,125,000 shares (the “Commitment Shares”) of the Company’s common stock and warrants (the “Commitment Warrants”) to purchase an equal number of shares, each subject to the terms and conditions set forth in the 2019 Purchase Agreement. The Debenture accrues additional principal at the rate of 6% per annum and interest at the rate of 10% per annum, is convertible into shares of common stock at $4.00 per share prior to the completion of the company’s planned public offering of units (the “Public Offering”) or, subsequent to the closing of the Public Offering, the lower of $4.00 or 80% of the offering price per unit to the public in the Public Offering and are mandatorily redeemable upon such closing at 100% of the accrued principal amount and unpaid interest to the date of redemption. The Commitment Warrants are five-year warrants, exercisable upon the earlier of the effectiveness of the Company’s current reverse stock split or December 1, 2019, at an amount equal to the lower of $4.00 or 80% of the offering price per unit to the public in the Public Offering. Upon entering into the 2019 Purchase Agreement, the Company drew an initial $500,000 under the Debenture and in accordance with the 2019 Purchase Agreement, Acuitas received an additional 125,000 warrants (the “Bridge Warrants”) having the same terms as the Commitment Warrants. Any future draws under the Debenture, which may be made from and after October 15, 2019, November 15, 2019 and December 15, 2019 in equal tranches of $500,000 each, will entitle Acuitas to receive additional Bridge Warrants in equal amount upon such funding. In addition, the 2019 Purchase Agreement provides that, should the underwriters in the Public Offering exercise their option to purchase additional securities during the 45 days following closing and the issuance of such securities would result in Acuitas' beneficial ownership (on a fully diluted basis) of shares of common stock being below 60%, Acuitas shall be issued a number of additional shares of common stock and warrants having the same terms as the Commitment Warrants to result in its beneficial ownership (on a fully diluted basis) of shares of common stock equaling 60%.

The issuance of 1,125,000 shares of the Company’s commons stock and warrants to purchase an equal amount number of shares, to its controlling stockholder for the Bridge Financing was accounted for as a deemed dividend due to its related party nature and $17.1 million representing the excess of the fair value of the consideration given for the financing, net of debt discount; was recorded in accumulated deficit for the six months ended December 31, 2019, accordingly. (See accompanied Condensed Statements of Changes in Stockholders’ (Deficit) Equity). A debt discount of $500,000 against the debenture was recorded which will be amortized over the term of the debenture using the effective interest method. The Company recognized amortization of this discount in the amount of $21,595 for the six-month period ended December 31, 2019.

The Company received partial draws of draw number two of the Debenture of $25,000 and $5,000 on December 5, 2019 and December 13, 2019 respectively.  Acuitas and the Company continue to discuss the need and timing for some or all of the remaining draws under the Agreement.  (See subsequent events).

BIOVIE INC.

Notes to Condensed Financial Statements

For the Six Months Ended December 31, 2019 and 2018

(unaudited)

5.	Related Party Transactions (continued)

Pursuant to the 2019 Purchase Agreement, Acuitas has agreed to further modify its existing rights under the Purchase Agreement dated July 3, 2018 with the Company so that Acuitas’ previous agreement in June 2019 to waive its rights to a 50% adjustment of the purchase price of the Preferred Stock in the July 2018 transaction, the exercise price of the warrants in such transaction and the price per share in a Subsequent Sale in the event of certain reductions in the useful life of our current intellectual property rights, and effectively exercise its rights to purchase securities in a Subsequent Sale pursuant to a “cashless purchase” at an assumed current market price of approximately $11.25 per share, conditioned in each case on the listing of the Company’s common stock on Nasdaq or the raising of $2.0 million in additional funds in the form of another securities offering, in either case not later than November 30, 2019, such that Acuitas will have irrevocably waived its rights to an adjustment in the purchase price of the Preferred Stock in the Initial Sale and the exercise price of the Warrants and the purchase price of per share in the Subsequent Sale upon the issuance by us of an aggregate of 2,679,916 shares of common stock and 2,679,916 warrants having the same terms as the Commitment Warrants to Acuitas, upon the closing of the Public Offering.

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

BIOVIE INC.

Notes to Condensed Financial Statements

For the Six Months Ended December 31, 2019 and 2018

(unaudited)

6.	Fair Value Measurements

At December 31, 2019, the estimated fair value of derivative liabilities measured on a recurring basis are as follows:

	Fair Value Measurements at
	December 31, 2019
	Level 1	Level 2	Level 3	Total

Derivative liability - Warrants	$—	$—	$2,674,000	$2,674,000
Derivative liability -Conversion option on convertible debenture	—	—	573,200	573,200
Total derivatives	$—	$—	$3,247,200	$3,247,200

The following table presents the activity for liabilities measured at fair value using unobservable inputs for the six months ended December 31, 2019:

	Derivative liabilities - Warrants	Derivative liability - Conversion Option on Convertible Debenture

Beginning balance at July 1, 2019	$—	$—
Additions to level 3 liabilities	8,367,012	2,638,966
Change in in fair value of level 3 liability	(257,288)	(105,298)
Transfer in and/or out of Level 3	—	—
Balance at September 30, 2019	8,109,724	2,533,668
Additions to level 3 liabilities	—	—
Change in in fair value of level 3 liability	(5,435,724)	(1,960,468)
Transfer in and/or out of Level 3	—	—
Balance at December 31, 2019	$2,674,000	$573,200

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

For the Six Months Ended December 31, 2019 and 2018

(unaudited)

6.	Fair Value Measurements (continued)

The warrants associated with the level 3 liability were issued on September 24, 2019 and were valued using the Black-Scholes-Merton model with the following assumptions: stock price of $8.95, exercise price of $4.00, term of 5 years expiring September 2024, volatility of 71.44%, dividend yield of 0%, and risk-free interest rate of 1.52%. The valuation at December 31, 2019 used the following assumptions: stock price of $3.50, exercise price of $4.00, term of 5 year expiring September 2024, volatility of 80.79%, dividend yield of 0%, and risk-free interest rate of 1.69%. (See note 5 “Related Party Transactions – Convertible debenture transactions”)

Derivative liability – Conversion option in convertible debenture

The Company valued the conversion option of the $2 million 10% OID Convertible Delayed Draw Debenture which may be convertible into shares of common stock at $4.00 per share prior to the completion of an offering or, subsequent to the closing of the offering, the lower of $4.00 or 80% of the offering price per unit to the public in such offering and are mandatorily redeemable upon such closing at 100% of the accrued principal amount and unpaid interest to the date of redemption. (See note 5 “Related Party Transactions – Convertible debenture transactions with Acuitas” as of September 24, 2019). The conversion option was valued on September 24, 2019 using the Black Scholes-Mertons model with the following assumptions: stock price of $8.95, conversion price of $4.00, term of 1 year expiring September 2020, volatility of 75.48%, dividend yield of 0%, and risk-free interest rate of 1.78%. The valuation at December 31, 2019 used the following assumptions: stock price of $3.50, conversion price of $4.00, term of 1 year expiring September 2020, volatility of 109.83%, dividend yield of 0%, and risk-free interest rate of 1.59%.

7.	Equity Transactions

Stock Options

The following table summarizes the activity relating to the Company’s stock options for the six months ended December 31, 2019:

	Options	Weighted-Average Exercise Price	Weighted Remaining Average Contractual Term	Aggregate Intrinsic Value
Outstanding at June 30, 2019	58,000	$12.50	5.2	$87,480
Granted	2,400	7.42	4.1	—
Options Exercised or Forfeited	—	—	—	—
Outstanding at December 31, 2019	60,400	$12.29	4.5	$2,100
Exercisable at December 31, 2019	60,400	$12.29	4.5	$2,100

BIOVIE INC.

Notes to Condensed Financial Statements

For the Six Months Ended December 31, 2019 and 2018

(unaudited)

7.	Equity Transactions (continued)

The fair value of each option grant on the date of grant is estimated using the Black-Scholes option. The pricing model reflected the following weighted-average assumptions for the six months ended December 31, 2019:

	December 31 2019	December 31 2018
Expected life of options (In years)	5	5
Expected volatility	71.55%	67.91%
Risk free interest rate	1.61%	2.98%
Dividend Yield	0%	0%

Expected volatility is based on the historical volatilities of three comparable companies of the daily closing price of their respective common stock and the expected life of options is based on historical data with respect to employee exercise periods. The Company accounts for forfeitures as they are incurred.

The Company recorded stock-based compensation expense of $0 and $11,162 for the three- and six- month periods ended December 31, 2019, respectively, and $16,285 and $19,697 for the three- and six- month periods ended December 31, 2018, respectively.

The following is a summary of stock options outstanding and exercisable by exercise price as of December 31, 2019:

Exercise Price	Outstanding	Weighted Average Contract Life	Exercisable
$3.75	5,600	4.1	5,600
$6.25	11,200	4.2	11,200
$7.50	25,600	6.2	25,600
$8.75	1,600	4.3	1,600
$12.50	4,000	3.1	4,000
$25.00	1,600	2.8	1,600
$26.25	4,400	2.3	4,400
$27.50	800	2.2	800
$28.75	1,600	2.6	1,600
$31.25	4,000	1.9	4,000

Stock Warrants

The following table summarizes the warrants activity during the six months ended December 31, 2019:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value
Outstanding and exercisable at June 30, 2019	124,667	$45.00	5.6	$716,653
Granted	1,250,000	$4.00	4.7	$—
Expired	—	$—	—	$—
Outstanding and exercisable at December 31, 2019	1,374,667	$7.72	4.7	$139,498

Of the above warrants, 9,391 expire in fiscal year ending June 30, 2022, 4,455 expire in fiscal year ending June 30, 2023, and 1,360,821 expire in fiscal year ending June 30, 2025.

BIOVIE INC.

Notes to Condensed Financial Statements

For the Six Months Ended December 31, 2019 and 2018

(unaudited)

7.	Equity Transactions (continued)

Offerings of Common Stock and Warrants

Issuance of Stock Options

On October 1, 2019, the Company issued stock options to purchase 800 shares of common stock to the Chief Financial Officer as part of her compensation. The stock options were issued and are exercisable at an exercise price of $8.75 at any time from date of issuance and expire in 5 years from the date of issuance.

On October 13, 2019, the Company issued stock options to purchase 800 shares of common stock as part of their annual board of director compensation. The stock options were issued and are exercisable at $7.50 at any time from date of issuance and expire in 5 years from the date of issuance.

On November 10, 2019, the Company issued stock options to purchase 800 shares of common stock as part of their annual board of director compensation. The stock options were issued and are exercisable at $6.25 at any time from date of issuance and expire in 5 years from the date of issuance.

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

 BIOVIE INC.

Notes to Condensed Financial Statements

For the Six Months Ended December 31, 2019 and 2018

(unaudited)

8.	Commitments and Contingencies (continued)

Royalty Agreements

Pursuant to the Agreement and Plan of Merger entered into on April 11, 2016 between our predecessor entities, LAT Pharma LLC and NanoAntibiotics, Inc., BioVie is obligated to pay a low single digit royalty on net sales of BIV201 (continuous infusion terlipressin) to be shared among LAT Pharma Members, PharmaIn Corporation, and The Barrett Edge, Inc.

The Company and PharmaIN Corporation, LAT Pharma’s former partner focused on the development of new modified drug candidates in the same therapeutic field but not including BIV201, had agreed to pay royalties equal to less than 1% of future net sales of each company's ascites drug development programs, or if such program is licensed to a third party, less than 5% of each company's net license revenues. On December 24, 2018, the Company returned its partial ownership rights to the PharmaIN modified terlipressin development program and simultaneously paid the remaining balance due on a related debt. PharmaIN, Corp. rights to our program remain unchanged. Additionally the Company obligation to pay a low single digit royalty on the net sales of BIV201 (continuous infusion terlipressin) to be shared among LAT Pharma LLC members, and The Barrett Edge, Inc. pursuant to the Agreement and Plan of Merger, dated April 11, 2016, by and between LAT Pharma LLC. The Company has an obligation to pay a low single digit royalty on net sales of all terlipressin products covered by specified patents up to a maximum of $200,000 per year pursuant to the Technology Transfer Agreement, dated July 25, 2016, by and between us and the University of Padova (Italy).

Pursuant to the Technology Transfer Agreement entered into on July 25, 2016 between BioVie and the University of Padova (Italy), BioVie is obligated to pay a low single digit royalty on net sales of all terlipressin products covered by US patent no. 9,655,645 and any future foreign issuances capped at a maximum of $200,000 per year.

9.	Subsequent Events

On January 2, 2020, the Company issued 11,200 shares of common stock as part of the annual board of director compensation. The share price on date of issuance was $3.50.

On January 3, 2020, the Company received a third partial draw of $20,000 and on January 14, 2020 a fourth partial draw of $250,000 of draw number two of the Debenture.   The total of the partial draw received under draw number two of the Debenture was $300,000 at February 12, 2020. Acuitas and the Company continue to discuss the need and timing for some or all the remaining draws under the Debenture Agreement.

On February 11, 2020, the Company entered into a letter agreement dated February 10, 2020 with Acuitas regarding Acuitas’ previous agreement to modify its existing rights under the Purchase Agreement dated July 3, 2018 with the Company so that its June 2019 waiver of its rights to a 50% adjustment of the purchase price applicable to its initial investment in the Company and the exercise price of the warrants received in such transaction and the price per share should it exercise certain rights to purchase additional securities in the event of certain reductions in the useful life of the Company’s intellectual property rights and commitment to purchase such securities upon the closing of the Company’s planned public offering (the “Public Offering”) of shares of Class A common stock (the “Common Stock”) as described in its Registration Statement on Form S-1 (File No. 333-231136) and commitment to purchase such additional securities would remain effective until April 30, 2020, and accordingly Acuitas shall be entitled to receive an aggregate of 5,359,832 shares of Common Stock at such closing. In addition, the parties agreed that certain draws under the Company’s current bridge financing with Acuitas were to be made based with respect to the Company’s ongoing capital requirements and current market conditions, notwithstanding certain scheduled availability dates set forth in the 10% OID Convertible Delayed Draw Debenture issued in connection therewith.

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

Comparison of the three months ended December 31, 2019 to the three months ended December 31, 2018

Net income (loss)

The net income for the three months ended December 31, 2019 was $6.7 million as compared to a net loss of $501,000 for the three months ended December 31, 2018. The increase in net income (loss) of $7.2 million was due to a decrease in fair value of derivative liabilities of approximately $7.4 million offset by an increase in operating expenses of approximately $210,000. The change in the fair value of derivative liabilities was due to a decrease in the Company’s stock price.

Total operating expenses for the three months ended December 31, 2019 were approximately $710,000 compared to $501,000 for the three months ended December 31, 2018.  The net increase of approximately $209,000 was primarily due to activities related to the Phase 2a clinical trials wrap up and preparation of the protocols for the Phase 2b/3 trials during the three months ended December 31, 2019 and an increase in selling, general and administrative expenses.

Research and Development Expenses

Research and development expenses were approximately $347,000 for the three months ended December 31, 2019, an increase of $141,000, from $206,000 for the three months ended December 31, 2018. The increase was primarily attributed to the wrapping up of the phase 2a clinical trials and readying for the next phase of trials including the preparing the protocols and manufacturing of the prefilled syringe which may be used in the next phase of trials subject to FDA clearance.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were approximately $307,000 for the three months ended December 31, 2019, a net increase of approximately $69,000, from $238,000 for the three months ended December 31, 2018. The net increase was primarily attributed to an increase in the insurance premiums of approximately $73,000 for increased coverage.

Comparison of the six months ended December 31, 2019 to the six months ended December 31, 2018

Net income (loss)

The net income for the six months ended December 31, 2019 was $2.8 million as compared to a net loss of $940,000 for the six months ended December 31, 2018. The increase in net income of $3.8 million was due to a decrease in fair value of derivative liabilities of $7.8 million offset by an increase in operating expenses of $424,000 and increase in interest expense of $3.5 million related to the embedded derivative liability warrants. The change in the fair value of derivative liabilities was due to a decrease in the Company’s stock price.

Total operating expenses for the six months ended December 31, 2019 were approximately $1.4 million compared to $992,000 for the six months ended December 31, 2018.  The net increase of approximately $424,000 was primarily due to activities related to the Phase 2a clinical trials wrap up and preparation of the protocols for the Phase 2b/3 trials during the six months ended December 31, 2019 and an increase in selling, general and administrative expenses.

Research and Development Expenses

Research and development expenses were approximately $688,000 for the six months ended December 31, 2019, an increase of $287,000, from $401,000 for the six months ended December 31, 2018. The increase was primarily attributed to the wrapping up of the phase 2a clinical trials and readying for the next phase of trials including the preparing the protocols and manufacturing of the prefilled syringe which may be used in the next phase of trials subject to FDA clearance.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were approximately $614,000 for the six months ended December 31, 2019, a net increase of approximately $137,000, from $477,000 for the six months ended December 31, 2018. The net increase was primarily attributed to an increase in the insurance premiums of approximately $88,000 for increased coverage, increased payroll of approximately $30,000 due the hiring of a half time chief financial officer that joined in October 2018 and other expenses of approximately $19,000 related to activities of the Company’s capital raise and up listing to the Nasdaq.

Capital Resources and Liquidity

At December 31, 2019 the Company had approximately $3,000 in cash and had completed its Phase 2a clinical trial of the BIV201 therapy. On September 24, 2019, the Company entered into a Securities Purchase Agreement with its controlling stockholder regarding bridge financing (the “Bridge Financing”) in the form of up to $2.0 million in convertible debt and warrants, of which $750,000 has been drawn to date. Amounts borrowed under the Bridge Financing must be repaid with the proceeds of our potential public offering of equity securities referred to below. The availability of additional draws under the Bridge Financing is under discussion with Acuitas in light of delays in the timing of the potential public offering. As further discussed below, the Company is pursuing various options to raise further financing to continue the testing and development of its product. If the Company is not successful in raising additional funds it may reduce its monthly spend and potentially delay the implementation of the larger scale Phase 2b Clinical trial until sufficient funding is secured. On January 3, 2020, Acuitas provided the Company a short-term interest free advance of $20,000. The short-term advance along with the $30,000 advances in December 2019 were rolled into the partial draw number 2 of $250,000 received on January 14, 2020.

As of December 31, 2019, the Company had an accumulated deficit of approximately $21.5 million and as a development stage enterprise, the Company expects substantial losses in future periods. The accompanying interim financial statements were prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company’s future operations are dependent on the success of the Company’s ongoing development and commercialization effort, as well as continuing to secure additional financing.

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

Additionally, in April 2019, to facilitate our planned up listing to the NASDAQ Stock Market and related potential future issuances and sales of our equity securities for ordinary corporate finance and general corporate purposes and as recommended by our Board of Directors (“Board”), our stockholders approved an amendment to our Articles of Incorporation to effect a reverse split of our outstanding Class A common stock in the range of 50:1 to 200:1, as determined by our Board. On November 22, 2019, the Company effected a reverse stock split of 125 common stock for every 1 common stock. All share amounts have been updated to reflect the reverse stock split.

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

Critical Accounting Policies and Estimates

For the six-month period ended December 31, 2019, there were no significant changes to the Company’s critical accounting policies as identified in the Annual Report Form 10-K for the fiscal year ended June 30, 2019.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15f and 15d-15(f) under the Exchange Act), that occurred during the quarter ended December 31, 2019 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered sales of equity securities

All sales of unregistered securities during the six months ended December 31, 2019 were previously disclosed in a Current report on Form 8-K.

Item 3. Defaults Upon Senior Securities

None

Item 4.  Mine Safety Disclosures

None

Item 5.  Other Information

On February 11, 2020, the Company entered into a letter agreement dated February 10, 2020 with Acuitas regarding Acuitas’ previous agreement to modify its existing rights under the Purchase Agreement dated July 3, 2018 with the Company so that its June 2019 waiver of its rights to a 50% adjustment of the purchase price applicable to its initial investment in the Company and the exercise price of the warrants received in such transaction and the price per share should it exercise certain rights to purchase additional securities in the event of certain reductions in the useful life of the Company’s intellectual property rights and commitment to purchase such securities upon the closing of the Company’s planned public offering (the “Public Offering”) of shares of Class A common stock (the “Common Stock”) as described in its Registration Statement on Form S-1 (File No. 333-231136) and commitment to purchase such additional securities would remain effective until April 30, 2020, and accordingly Acuitas shall be entitled to receive an aggregate of 5,359,832 shares of Common Stock at such closing. In addition, the parties agreed that certain draws under the Company’s current bridge financing with Acuitas were to be made based with respect to the Company’s ongoing capital requirements and current market conditions, notwithstanding certain scheduled availability dates set forth in the 10% OID Convertible Delayed Draw Debenture issued in connection therewith.

Director Hari Kumar resigned from the Company’s Board of Directors effective February 12, 2020. Dr. Kumar had served as a director since May 2017. The Company appreciates the dedicated service of Dr. Kumar.

Item 6. Exhibits

(a) Exhibit index

Exhibit

10.1*	BioVie, Inc. Letter Agreement with Acuitas Group Holdings, LLC dated as of February 10, 2020
31.1*	Certification of Chief Executive Officer (Principal Executive Officer) required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer (Principal Financial Officer) required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.
32.1**	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer (Principal Financial Officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith.

**	Furnished herewith. This certification is being furnished solely to accompany this report pursuant to 18 U.S.C. Section 1350, and is not being filed for purposes of Section 18 of the Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filings of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BioVie Inc.,

Signature	Titles	Date

/s/ Terren Peizer ________________ Terren Peizer	Chairman and Chief Executive Officer (Principal Executive Officer)	February 13, 2020
/s/ Joanne Wendy Kim _________________ Joanne Wendy Kim	Chief Financial Officer (Principal Financial and Accounting Officer)	February 13, 2020