Form 10-Q
period 2020-03-31
BIOVIE INC.
filed 2020-05-13
CIK 1580149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2020

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

Yes ☐                                          No ☒

There were 5,199,346 shares of the Registrant’s $0.0001 par value Class A common stock outstanding as of May 12, 2020.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements	1
	Condensed Balance Sheets at March 31, 2020 (unaudited) and June 30, 2019	1
	Condensed Statements of Operations (unaudited) - for the three months and nine months ended March 31, 2020 and 2019	2
	Condensed Statements of Cash Flows (unaudited) - for the nine months ended March 31, 2020 and 2019	3
	Condensed Statements of Changes in Stockholders’ (Deficit) Equity (unaudited) - for the periods July 1, 2018 through March 31, 2019 and July 1, 2019 through March 31, 2020	4
	Notes to Unaudited Condensed Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24
Item 4.	Controls and Procedures	24

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

BioVie Inc.

Condensed Balance Sheets

	March 31,	June 30,
	2020	2019
ASSETS	(Unaudited)

CURRENT ASSETS:
Cash	$3,715	$339,923
Other assets	577,180	334,150
Total current assets	580,895	674,073

OTHER ASSETS:
Intangible assets, net	1,382,571	1,554,603
Goodwill	345,711	345,711
Total other assets	1,728,282	1,900,314

TOTAL ASSETS	$2,309,177	$2,574,387

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$1,300,119	$443,480
Derivative liability - warrants	2,403,750	—
Derivative liability - conversion option on convertible debenture	476,900	—
Loan payable - related party, and accrued interest of $12,451 and $0 at March 31, 2020 and June 30, 2019, respectively	444,451	—
Convertible debenture - related party, net of discount of $471,584 and $0 at March 31, 2020 and June 30, 2019, respectively	28,416	—
Total current liabilities	4,653,636	443,480

Commitments and contingencies (Note 8)

STOCKHOLDERS' (DEFICIT) EQUITY

Preferred stock; $0.001 par value; 10,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $0.0001 par value; 800,000,000 shares authorized at March 31, 2020 and June 30, 2019, respectively; 5,199,346 and 4,058,724 shares issued and outstanding at March 31, 2020 and June 30, 2019, respectively	519	406

Additional paid in capital	19,538,743	9,392,573
Accumulated deficit	(21,883,721)	(7,262,072)
Total stockholders' (deficit) equity	(2,344,459)	2,130,907

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY	$2,309,177	$2,574,387

See accompanying notes to unaudited condensed financial statements

BioVie Inc.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	March 31 2020	March 31 2019	March 31 2020	March 31 2019

OPERATING EXPENSES:
Amortization	$57,344	$57,344	$172,032	$172,033
Research and development expenses	353,198	331,834	1,003,124	732,373
Selling, general and administrative expenses	288,711	459,111	940,762	936,180
TOTAL OPERATING EXPENSES	699,253	848,289	2,115,918	1,840,586

LOSS FROM OPERATIONS	(699,253)	(848,289)	(2,115,918)	(1,840,586)

OTHER EXPENSE (INCOME):
Change in fair value of derivative liabilities	(366,550)	—	(8,125,328)	—
Gain on settlement of debt	—	—	—	(51,400)
Interest expense	33,699	—	3,532,234	272
Interest income	—	(248)	(233)	(1,036)
TOTAL OTHER EXPENSE (INCOME), NET	(332,851)	(248)	(4,593,327)	(52,164)

NET INCOME (LOSS)	$(366,402)	$(848,041)	$2,477,409	$(1,788,422)

Deemed dividends for commitment shares and rachet adjustments	—	—	17,099,058	48,659

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(366,402)	$(848,041)	$(14,621,649)	$(1,837,081)

NET LOSS PER COMMON SHARE
- Basic	$(0.07)	$(0.34)	$(3.02)	$(0.73)
- Diluted	$(0.07)	$(0.34)	$(3.02)	$(0.73)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
- Basic	5,199,003	2,531,380	4,839,802	2,508,641
- Diluted	5,199,003	2,531,380	4,839,802	2,508,641

See accompanying notes to unaudited condensed financial statements

BioVie Inc.

Condensed Statements of Cash Flows

(Unaudited)

	Nine Months Ended	Nine Months Ended
	March 31, 2020	March 31, 2019

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$2,477,409	$(1,788,422)
Adjustments to reconcile net income (loss) to net cash to cash used in operating activities:
Amortization of intangible assets	172,032	172,033
Common shares issued for service	39,200	49,000
Common shares issued for interest payment	13,487	—
Stock based compensation expense	24,846	63,306
Gain on settlement of debt	—	51,400
Interest expense from convertible debenture	3,516,537	—
Change in fair value of derivative liabilities	(8,125,328)	—
Changes in operating assets and liabilities
Other assets	(243,030)	(35,000)
Accounts payable and accrued expenses	856,639	(382,203)
Net cash used in operating activities	(1,268,208)	(1,869,886)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt	—	(244,300)
Proceeds from issuance of preferred shares	—	3,040,000
Proceeds from loan payable - related party	432,000	—
Proceeds from convertible debenture - related party	500,000	—
Net cash provided by financing activities	932,000	2,795,700

Net (decrease) increase in cash	(336,208)	925,814

Cash, beginning of period	339,923	45,800

Cash, end of period	$3,715	$971,614

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$2,212	$—
Cash paid for taxes	$—	$—

SCHEDULE OF NON-CASH FINANCING ACTIVITIES:
Conversion of preferred shares to common stock	$—	$3,200,000
Settlement of debt by issuance of common stock and forgiveness of debt	$—	$1,150,135
Cashless exercise of warrants	$—	$224
Deemed dividends for ratchet adjustments to warrants	$—	$48,659
Deemed dividends for commitment shares	$17,099,058	$—
Stock warrants classified as derivative liability	$7,530,308	$—

See accompanying notes to unaudited condensed financial statements

BioVie Inc.

Condensed Statements of Changes in Stockholders’ (Deficit) Equity

For the periods July 1, 2018 through March 31, 2019

(Unaudited)

							Total
					Additional		Stockholders'
	Preferred Stock		Common Stock		Paid in	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balance, June 30, 2018	—	$—	788,026	$79	$4,880,246	$(4,769,126)	$111,199

Issuance of preferred stock in a private placement	2,133,332	3,200,000	—	—	3,200,000	—	3,200,000

Conversion of preferred stock to common stock	(2,133,332)	(3,200,000)	1,706,666	171	(171)	—	—

Issuance of shares in exchange for debt settlement	—	—	7,804	1	1,150,134	—	1,150,135

Stock option compensation	—	—	—	—	3,412	—	3,412

Cashless exercise of warrants	—	—	17,935	2	(2)	—	—

Deemed dividends for ratchet adjustment to warrants	—	—	—	—	48,659	(48,659)	—

Net loss for the three months ended September 30, 2018	—	—	—	—	—	(439,871)	(439,871)

Balance, September 30, 2018	—	—	2,520,431	253	9,282,278	(5,257,656)	4,024,875

Stock option compensation	—	—	—	—	16,285	—	16,285

Net loss for the three months ended December 31, 2018	—	—	—	—	—	(500,510)	(500,510)

Balance, December 31, 2018	—	—	2,520,431	253	9,298,563	(5,758,166)	3,540,650

Stock option compensation	—	—	—	—	43,609	—	43,609

Issuance of shares for services	—	—	11,200	1	48,999	—	49,000

Net loss	—	—	—	—	—	(848,041)	(848,041)

Balance, March 31, 2019	—	$—	2,531,631	$254	$9,391,171	$(6,606,207)	$2,785,218

See accompanying notes to unaudited condensed financial statements

BioVie Inc. Condensed Statements of Changes in Stockholders’ (Deficit) Equity For the periods July 1, 2019 through March 31, 2020 (Unaudited)
							Total
					Additional		Stockholders'
	Preferred Stock		Common Stock		Paid in	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balance, June 30, 2019	—	$—	4,058,724	$406	$9,392,573	$(7,262,072)	$2,130,907

Issuance of commitment shares	—	—	1,125,000	112	10,068,638	—	10,068,750

Deemed dividend for commitment shares	—	—	—	—	—	(17,099,058)	(17,099,058)

Net loss for the three months ended September 30, 2019	—	—	—	—	—	(3,821,227)	(3,821,227)

Balance, September 30, 2019	—	—	5,183,724	518	19,461,211	(28,182,357)	(8,720,628)

Stock option compensation	—	—	—	—	11,162	—	11,162

Net income for the three months ended December 31, 2019	—	—	—	—	—	6,665,038	6,665,038

Balance, December 31, 2019	—	—	5,183,724	518	19,472,373	(21,517,319)	(2,044,428)

Stock option compensation	—	—	—	—	13,684	—	13,684

Issuance of shares for services	—	—	11,200	1	39,199	—	39,200

Issuance of shares for interest payment	—	—	4,422	—	13,487	—	13,487

Net loss	—	—	—	—	—	(366,402)	(366,402)

Balance, March 31, 2020	—	$—	5,199,346	$519	$19,538,743	$(21,883,721)	$(2,344,459)

See accompanying notes to unaudited condensed financial statements

BIOVIE INC.

Notes to Condensed Financial Statements

For the Nine Months Ended March 31, 2020 and 2019

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

BioVie began administering BIV201 to patients in a Phase 2a clinical trial in patients with refractory ascites due to advanced liver cirrhosis at the McGuire Research Institute Inc. in Richmond, VA in September 2017. In April 2019, we announced top-line results and in June met with representatives of the FDA for a Type C Guidance Meeting to discuss the study results and plan our next clinical study. In July 2019, the FDA provided meeting minutes for the Company’s proposed randomized and controlled study design. In September we requested a Type B Meeting and subsequently submitted an extensive pre-meeting information package. In April 2020, the FDA provided a written response that provided new guidance regarding primary and secondary endpoints, BIV201 dosing levels, quality of life measures and other key aspects of the clinical trial design. In early May they answered certain follow-up questions enabling the Company to complete the Phase 2 clinical trial protocol which will be finalized soon. The Phase 2 study will be used to guide the design of a pivotal Phase 3 clinical trial. We are developing a patent-pending novel liquid formulation of terlipressin for use in this study that is intended to improve convenience for outpatient administration and avoid potential formulation errors that may occur when pharmacists reconstitute the powder version.

BIV201 has the potential to improve the health of thousands of patients suffering from life-threatening complications of liver cirrhosis due to hepatitis, nonalcoholic steatohepatitis (NASH), and alcoholism. It has FDA Fast-Track status and Orphan Drug designation for the most common of these complications, ascites, which represents a significant unmet medical need. An Orphan drug that is first-to-market typically receives 7 years of market exclusivity in the United States for the designated use(s). The FDA has never approved any drug specifically for treating ascites. In addition, the Company has a pending patent application directed to proprietary liquid formulations of terlipressin for use in its planned Phase 2 and Phase 3 clinical trials, subject to FDA clearance, which could eventually provide up to 20 years of patent coverage in each country in which the Company seeks patent protection, such as the United States, if a patent issues according to the patent laws of the issuing country.

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

For the Nine Months Ended March 31, 2020 and 2019

(unaudited)

2.	Liquidity and Going Concern

The Company’s operations are subject to a number of factors that can affect its operating results and financial conditions. Such factors include, but are not limited to: the results of clinical testing and trial activities of the Company’s products, the Company’s ability to obtain regulatory approval to market its products, competition from products manufactured and sold or being developed by other companies, the price of, and demand for, Company products, the Company’s ability to negotiate favorable licensing or other manufacturing and marketing agreements for its products, and the Company’s ability to raise capital. The Company’s financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of March 31, 2020, the Company had an accumulated deficit of approximately $21.9 million and as a development stage enterprise, the Company expects substantial losses in future periods. The accompanying interim financial statements were prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company’s future operations are dependent on the success of the Company’s ongoing development and commercialization effort, as well as continuing to secure additional financing.

On September 24, 2019, the Company entered into a Securities Purchase Agreement with its controlling stockholder regarding bridge financing (the “Bridge Financing”) in the form of up to $2.0 million in convertible debt and warrants, of which $932,000 has been drawn and reflected in the amount of $28,416, net of unearned discount of $471,584 as Convertible debenture -related party and $444,451 as loan payable-related party with accrued interest of $12,451 in the accompanying balance sheet at March 31, 2020. Amounts borrowed under the Bridge Financing must be repaid with the proceeds of our potential public offering of equity securities referred to below. The availability of additional draws under the Bridge Financing is under further discussion with the controlling stockholder in light of delays in the timing of the potential public offering. As further discussed below, the Company is pursuing various options to raise further financing to continue the testing and development of its product. If the Company is not successful in raising additional funds it may reduce its monthly spend and potentially delay the implementation of the larger scale Phase 2 and Phase 3 clinical trials until sufficient funding is secured.

The future viability of the Company is largely dependent upon its ability to raise additional capital to finance its operations. Management expects that future sources of funding may include sales of equity, obtaining loans, or other strategic transactions The emergence of widespread health emergencies or pandemics, of the coronavirus ("Covid-19"), may lead to continued regional quarantines, business shutdowns, labor shortages, disruptions to supply chains, and overall economic instability, including the duration and spread of the outbreak and restrictions and the impact of COVID-19 on the financial markets and the overall economy, all of which are highly uncertain and cannot be predicted. If the financial markets and/or the overall economy are impacted for an extended period, the Company’s ability to raise funds may be materially adversely affected.

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

For the Nine Months Ended March 31, 2020 and 2019

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

Net income (loss) per Common Share

Basic net income (loss) per common share is computed by dividing the net income (loss) before deemed dividend by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per common share is computed by dividing by the weighted average number of shares of common stock outstanding and potentially outstanding shares of common stock during the period to reflect the potential dilution that could occur from common shares issuable through stock options, warrants, convertible preferred stock and convertible debentures. For the nine months ended March 31, 2020 and 2019 all potential securities were anti-dilutive as a result of the effect of the change in fair value of the derivative liabilities and assumed conversion of debenture in determining the amount of net income (loss) attributable to common stockholders. Due to the net loss for the three months ended March 31, 2020 and 2019, such amounts were excluded from the diluted loss since their effect was considered anti-dilutive.

The table below shows the number of outstanding stock options and warrants as of March 31, 2020 and 2019:

	March 31, 2020	March 31, 2019
	Number of Shares	Number of Shares
Stock Options	68,400	58,000
Warrants	1,374,667	1,731,525
Total	1,443,067	1,789,525

BIOVIE INC.

Notes to Condensed Financial Statements

For the Nine Months Ended March 31, 2020 and 2019

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

The Company’s intangible assets consist of intellectual property acquired from LAT Pharma, Inc. and are amortized over their estimated useful lives. The following is a summary of the intangible assets as of March 31, 2020 and June 30, 2019:

	March 31, 2020	June 30, 2019

Intellectual Property	$2,293,770	$2,293,770
Less Accumulated Amortization	(911,199)	(739,167)
Intellectual Property, Net	$1,382,571	$1,554,603

Amortization expense for the three-month period ended March 31, 2020 and 2019 was $57,344 and $57,344 respectively. Amortization expense for the nine-month period ended March 31, 2020 and 2019 was $172,032 and $172,033 respectively.

Estimated future amortization expense is as follows:

Year ending June 30, 2020 (Remaining three months)	$57,344
2021	229,377
2022	229,377
2023	229,377
2024	229,377
2025	229,377
Thereafter	178,342
$1,382,571

BIOVIE INC.

Notes to Condensed Financial Statements

For the Nine Months Ended March 31, 2020 and 2019

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

BIOVIE INC.

Notes to Condensed Financial Statements

For the Nine Months Ended March 31, 2020 and 2019

(unaudited)

5.	Related Party Transactions (continued)

Pursuant to a letter agreement dated June 24, 2019, Acuitas agreed to modify its existing rights under the Purchase Agreement so that:

-	Acuitas agreed to immediately exchange its existing 1,606,667 Warrants for common stock such that it will have effectively exercised its Warrants in full pursuant to a cashless exercise thereof at an assumed current market price of $45.00 per share and, as a result received an aggregate of 95% of the shares covered thereby, or 1,526,094 shares of common stock;
-	Acuitas agreed to (i) waive its rights to a 50% adjustment of the purchase price of the Preferred Stock in the Initial Sale, the exercise price of the Warrants and the price per share in the Subsequent Sale in the event of certain reductions in the useful life of our current intellectual property rights, and (ii) effectively exercise its rights to purchase securities in a Subsequent Sale pursuant to a “cashless purchase” at an assumed current market price of approximately $11.25 per share, conditioned in each case on the listing of our common stock on Nasdaq or the raising of $2.0 million in additional funds in the form of another securities offering, in either case not later than November 30, 2019, which will result Acuitas having irrevocably waived its rights to an adjustment in the purchase price of the Preferred Stock in the Initial Sale and the exercise price of the Warrants and the purchase price of per share in the Subsequent Sale upon the issuance by us of an aggregate of 1,339,958 shares of common stock (the “Subsequent Sale Shares”) to Acuitas, which is expected to occur concurrently with the closing of our potential public offering and listing on Nasdaq;
-	Acuitas shall in exchange for the foregoing agreements and waivers have the option to purchase additional shares of common stock and warrants to purchase one share of common stock for each share of common stock purchased during the period from September 1, 2019 to November 30, 2019 at the then-effective purchase price of the Preferred Stock in the Initial Sale (the “Funding Option”), provided that any shares issued pursuant to any exercise of the Funding Option will reduce share-for-share the amount of shares issued pursuant to the deemed exercise of its rights to purchase securities in a Subsequent Sale mentioned above.

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

BIOVIE INC.

Notes to Condensed Financial Statements

For the Nine Months Ended March 31, 2020 and 2019

(unaudited)

5.	Related Party Transactions (continued)

The issuance of 1,125,000 shares of the Company’s commons stock and warrants to purchase an equal amount number of shares, to its controlling stockholder for the Bridge Financing was accounted for as a deemed dividend due to its related party nature and $17.1 million representing the excess of the fair value of the consideration given for the financing, net of debt discount; was recorded in accumulated deficit for the nine months ended March 31, 2020, accordingly. (See accompanied Condensed Statements of Changes in Stockholders’ (Deficit) Equity). A debt discount of $500,000 against the debenture was recorded which will be amortized over the term of the debenture using the effective interest method. The Company recognized amortization of the discount for the three months ended and nine months ended March 31, 2020 was $20,307 and $41,902, respectively.

The Company received partial draws of draw number two of the Debenture that totaled $30,000 during the three months ended December 31, 2019 and $402,000 during the three months ended March 31, 2020. The total amount of the draws under the debenture was $932,000. The total interest expense for the three and nine months ended March 31, 2020 was $ 32,759 and $54,354 respectively. On April 1, 2020 the Company entered into an amendment to modify the payment of accrued interest amounts under the original terms of the Debenture to capitalize all such amounts as would otherwise accrue on the Debenture. On January 4, 2020, payment of $13,487 accrued interest due was paid through the issuance of 4,422 shares of the Company’s common stock. Acuitas and the Company continue to discuss the need and timing for some or all the remaining draws under the Debenture Agreement.

 On April 8, 2020, the Company entered into a further extension of its letter agreement dated February 10, 2020 with Acuitas regarding Acuitas’ previous agreement to modify its existing rights under the Purchase Agreement dated July 3, 2018 with the Company so that its June 2019 waiver of its rights to a 50% adjustment of the purchase price applicable to its initial investment in the Company and the exercise price of the warrants received in such transaction and the price per share should it exercise certain rights to purchase additional securities in the event of certain reductions in the useful life of the Company’s intellectual property rights and commitment to purchase such securities upon the closing of the Company’s planned public offering of shares of Class A common stock (the “Common Stock”) as described in its Registration Statement on Form S-1 (File No. 333-231136) and commitment to purchase such additional securities would remain effective until July 31, 2020, and accordingly Acuitas shall be entitled to receive an aggregate of 5,359,832 shares of Common Stock at such closing. In addition, the parties agreed that certain draws under the Company’s current bridge financing with Acuitas were to be made based with respect to the Company’s ongoing capital requirements and current market conditions, notwithstanding certain scheduled availability dates set forth in the 10% OID Convertible Delayed Draw Debenture issued in connection therewith.

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

BIOVIE INC.

Notes to Condensed Financial Statements

For the Nine Months Ended March 31, 2020 and 2019

(unaudited)

5.	Related Party Transactions (continued)

Pursuant to an amendment to the 2019 Purchase Agreement dated October 9, 2019, Acuitas agreed to modify its existing rights under the 2019 Purchase Agreement so that:

-	The Commitment Warrants (and related warrants issued upon the first draw under the Debenture) were replaced with warrants having similar terms, but which are automatically exercised upon the closing of the offering at an exercise price equal to the par value of the common stock;

-	Acuitas' existing rights under the Purchase Agreement dated July 3, 2018 with the Company were further amended so that the number of Subsequent Sale Shares would be multiplied by four (in lieu of the changes to the Purchase Agreement originally provided for in the 2019 Purchase Agreement); and

-	The provisions of the 2019 Purchase Agreement providing that, should the underwriters in the offering exercise their option to purchase additional securities during the 45 days following closing and the issuance of such securities would result in Acuitas’ beneficial ownership (on a fully diluted basis) of shares of common stock being below 60%, Acuitas will be issued a number of additional shares of common stock and warrants having the same terms as the Commitment Warrants to result in its beneficial ownership (on a fully diluted basis) of shares of common stock equaling 60% have been modified such that, upon the exercise of such option by the underwriters, the Company will issue to Acuitas a number of securities that will result in Acuitas’ fully diluted beneficial ownership after the exercise of such option being the same as prior thereto.

6.	Fair Value Measurements

At March 31, 2020, the estimated fair value of derivative liabilities measured on a recurring basis are as follows:

	Fair Value Measurements at
	March 31, 2020
	Level 1	Level 2	Level 3	Total

Derivative liability - Warrants	$—	$—	$2,403,750	$2,403,750
Derivative liability - Conversion option on convertible debenture	—	—	476,900	476,900
Total derivatives	$—	$—	$2,880,650	$2,880,650

BIOVIE INC.

Notes to Condensed Financial Statements

For the Nine Months Ended March 31, 2020 and 2019

(unaudited)

6.	Fair Value Measurements (continued)

The following table presents the activity for liabilities measured at fair value using unobservable inputs for the nine months ended March 31, 2020:

	Derivative liabilities - Warrants	Derivative liability - Conversion Option on Convertible Debenture

Beginning balance at July 1, 2019	$—	$—
Additions to level 3 liabilities	8,367,012	2,638,966
Change in in fair value of level 3 liability	(257,288)	(105,298)
Transfer in and/or out of Level 3	—	—
Balance at September 30, 2019	8,109,724	2,533,668
Additions to level 3 liabilities	—	—
Change in in fair value of level 3 liability	(5,435,724)	(1,960,468)
Transfer in and/or out of Level 3	—	—
Balance at December 31, 2019	2,674,000	573,200
Additions to level 3 liabilities	—	—
Change in in fair value of level 3 liability	(270,250)	(96,300)
Transfer in and/or out of Level 3	—	—
Balance at March 31, 2020	$2,403,750	$476,900

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

The warrants associated with the level 3 liability were issued on September 24, 2019 and were valued using the Black-Scholes-Merton model with the following assumptions: stock price of $8.95, exercise price of $4.00, term of 5 years expiring September 2024, volatility of 71.44%, dividend yield of 0%, and risk-free interest rate of 1.52%. The valuation at March 31, 2020 used the following assumptions: stock price of $3.43, exercise price of $4.00, term of 4.5 year expiring September 2024, volatility of 77.53%, dividend yield of 0%, and risk-free interest rate of 0.37%. (See note 5 “Related Party Transactions – Convertible debenture transactions”)

BIOVIE INC.

Notes to Condensed Financial Statements

For the Nine Months Ended March 31, 2020 and 2019

(unaudited)

6.	Fair Value Measurements (continued)

Derivative liability – Conversion option in convertible debenture

The Company valued the conversion option of the $2 million 10% OID Convertible Delayed Draw Debenture which may be convertible into shares of common stock at $4.00 per share prior to the completion of an offering or, subsequent to the closing of the offering, the lower of $4.00 or 80% of the offering price per unit to the public in such offering and are mandatorily redeemable upon such closing at 100% of the accrued principal amount and unpaid interest to the date of redemption. (See note 5 “Related Party Transactions – Convertible debenture transactions with Acuitas” as of September 24, 2019). The conversion option was valued on September 24, 2019 using the Black Scholes-Mertons model with the following assumptions: stock price of $8.95, conversion price of $4.00, term of 1 year expiring September 2020, volatility of 75.48%, dividend yield of 0%, and risk-free interest rate of 1.78%. The valuation at March 31, 2020 used the following assumptions: stock price of $3.43, conversion price of $4.00, term of 0.5 year expiring September 2020, volatility of 119.83%, dividend yield of 0%, and risk-free interest rate of 0.15%.

7.	Equity Transactions

Stock Options

The following table summarizes the activity relating to the Company’s stock options for the nine months ended March 31, 2020:

	Options	Weighted-Average Exercise Price	Weighted Remaining Average Contractual Term	Aggregate Intrinsic Value
Outstanding at June 30, 2019	58,000	$12.50	5.2	$87,480
Granted	10,400	3.88	4.8	5,040
Options Exercised or Forfeited	—	—	—	—
Outstanding at March 31, 2020	68,400	$10.50	4.3	$6,748
Exercisable at March 31, 2020	68,400	$10.50	4.3	$6,748

The fair value of each option grant on the date of grant is estimated using the Black-Scholes option. The pricing model reflected the following weighted-average assumptions for the nine months ended March 31, 2020:

	March 31 2020	March 31 2019
Expected life of options (In years)	5	5
Expected volatility	73.74%	69.77%
Risk free interest rate	1.63%	2.60%
Dividend Yield	0%	0%

BIOVIE INC.

Notes to Condensed Financial Statements

For the Nine Months Ended March 31, 2020 and 2019

(unaudited)

7.	Equity Transactions (continued)

Expected volatility is based on the historical volatilities of three comparable companies of the daily closing price of their respective common stock and the expected life of options is based on historical data with respect to employee exercise periods. The Company accounts for forfeitures as they are incurred.

The Company recorded stock-based compensation expense of $13,684 and $24,846 for the three- and nine- month periods ended March 31, 2020, respectively, and $43,609 and $63,306 for the three- and nine- month periods ended March 31, 2019, respectively.

The following is a summary of stock options outstanding and exercisable by exercise price as of March 31, 2020:

Exercise Price	Outstanding	Weighted Average Contract Life	Exercisable
$2.80	8,000	4.8	8,000
$3.75	5,600	3.8	5,600
$6.25	11,200	3.9	11,200
$7.50	25,600	5.9	25,600
$8.75	1,600	5.8	1,600
$12.50	4,000	2.8	4,000
$25.00	1,600	2.5	1,600
$26.25	4,400	2.1	4,400
$27.50	800	2.0	800
$28.75	1,600	2.4	1,600
$31.25	4,000	1.6	4,000

BIOVIE INC.

Notes to Condensed Financial Statements

For the Nine Months Ended March 31, 2020 and 2019

(unaudited)

7.	Equity Transactions (continued)

Stock Warrants

The following table summarizes the warrants activity during the nine months ended March 31, 2020:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value
Outstanding and exercisable at June 30, 2019	124,667	$45.00	5.6	$716,653
Granted	1,250,000	$4.00	4.7	$—
Expired	—	$—	—	$—
Outstanding and exercisable at March 31, 2019	1,374,667	$7.72	4.4	$131,766

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

On January 19, 2020, the Company issued stock options to purchase 8,000 shares of common stock as part of their annual board of director compensation. The stock options were issued and are exercisable at $2.80 at any time from date of issuance and expire in 5 years from the date of issuance.

Issuance of common stock

On January 2, 2020, the Company issued 11,200 shares of common stock as part of the annual board of director compensation. The share price on date of issuance was $3.50.

On January 2, 2020, the Company paid accrued interest on the Debenture of $13,487 to Acuitas through the issuance of 4,422 shares of common stock.

BIOVIE INC.

Notes to Condensed Financial Statements

For the Nine Months Ended March 31, 2020 and 2019

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

This ruling is unrelated to the Company’s Orphan drug designations for ascites and hepatorenal syndrome (“HRS”), which remain unchanged. An Orphan drug that is first-to-market typically receives 7 years of market exclusivity in the United States for the designated use(s). In addition, the ruling does not affect the Company’s rights in its pending patent application directed to proprietary liquid formulations of terlipressin for use in its planned Phase 2 and Phase 3 trials, subject to FDA clearance, which could eventually provide up to 20 years of patent coverage in each country in which the Company seeks patent protection, such as the United States, if a patent issues from a patent application according to the patent laws of each issuing country.

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

BIOVIE INC.

Notes to Condensed Financial Statements

For the Nine Months Ended March 31, 2020 and 2019

(unaudited)

9.	Subsequent Events

On April 1, 2020 the Company entered into an amendment to modify the payment of accrued interest amounts under the original terms of the Debenture to capitalize all such amounts as would otherwise accrue on the Debenture.

On April 8, 2020, the Company entered into a further extension of its letter agreement dated February 10, 2020 with Acuitas regarding Acuitas’ previous agreement to modify its existing rights under the Purchase Agreement dated July 3, 2018 with the Company so that its June 2019 waiver of its rights to a 50% adjustment of the purchase price applicable to its initial investment in the Company and the exercise price of the warrants received in such transaction and the price per share should it exercise certain rights to purchase additional securities in the event of certain reductions in the useful life of the Company’s intellectual property rights and commitment to purchase such securities upon the closing of the Company’s planned public offering of shares of Class A common stock (the “Common Stock”) as described in its Registration Statement on Form S-1 (File No. 333-231136) and commitment to purchase such additional securities would remain effective until July 31, 2020, and accordingly Acuitas shall be entitled to receive an aggregate of 5,359,832 shares of Common Stock at such closing. In addition, the parties agreed that certain draws under the Company’s current bridge financing with Acuitas were to be made based with respect to the Company’s ongoing capital requirements and current market conditions, notwithstanding certain scheduled availability dates set forth in the 10% OID Convertible Delayed Draw Debenture issued in connection therewith.

Subsequent to March 31, 2020, the Company received $112,000 additional draws under the Debenture. This amount includes $48,000 to complete draw number two under the Debenture tranche of $500,000 and partial draws of $68,000 under draw number three of the Debenture.

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

Comparison of the three months ended March 31, 2020 to the three months ended March 31, 2019

Net income (loss)

The net loss for the three months ended March 31, 2020 was approximately $366,000 as compared to a net loss of $848,000 for the three months ended March 31, 2019. The decrease in net loss of approximately $482,000 was due to a decrease in fair value of derivative liabilities of approximately $367,000 and an increase in interest expense of $34,000 offset by a decrease in operating expenses of approximately $149,000.

Total operating expenses for the three months ended March 31, 2020 were approximately $699,000 compared to $848,000 for the three months ended March 31, 2019.  The net decrease of approximately $149,000 during the three months ended March 31, 2020, was primarily due to the curtailed R&D activities in preparing for the next Phase 2 and Phase 3 clinical trial activities, while it continues its focus on fund raising; and reduction in administrative expenses. During the same period in 2019, the Company was focused on its Phase 2b clinical trials which were completed in April 2019.

Research and Development Expenses

Research and development expenses were approximately $353,000 for the three months ended March 31, 2020, a net increase from $332,000 for the three months ended March 31, 2019. The net increase of $21,000 is primarily comprised of the investment in the Company’s drug supply and development of Patient Reported Outcome (“PRO”) scales in preparation for the next Phase 2 and Phase 3 clinical trials, offset by the approximately $40,000 due to the effects of the reduction of one employee in the previous quarter and a reduction of actual Phase 2b clinical trial expenses of approximately $140,000 incurred during the three months period ended March 31, 2019.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were approximately $289,000 for the three months ended March 31, 2020, a net decrease of approximately $170,000, from $459,000 for the three months ended March 31, 2019. The net decrease was primarily attributed to a decrease in legal and professional fees of $207,000 offset by an increase in the insurance premiums of $45,000 for increased insurance coverage.

Comparison of the nine months ended March 31, 2020 to the nine months ended March 31, 2019

Net income (loss)

The net income for the nine months ended March 31, 2020 was approximately $2.5 million as compared to a net loss of $1.8 million for the nine months ended March 31, 2019. The increase in net income of approximately $4.3 million was due to a decrease in fair value of derivative liabilities of $8.1 million offset by an increase in operating expenses of $275,000 and increase in interest expense of $3.5 million related to the embedded derivative liability warrants. The change in the fair value of derivative liabilities was affected due to factors such as decreasing price in the Company’s stock and changes in the interest rate environment.

Total operating expenses for the nine months ended March 31, 2020 were approximately $2.1 million compared to $1.8 million for the nine months ended March 31, 2019.  The net increase of approximately $275,000 was primarily due to activities related to the Phase 2a clinical trials wrap up, investment made in the Company’s drug, and preparation of the protocols for the next Phase 2 and Phase 3 clinical trials

Research and Development Expenses

Research and development expenses were approximately $1.0 million for the nine months ended March 31, 2020, an increase of $271,000, from $732,000 for the nine months ended March 31, 2019. The increase was primarily attributed to the wrapping up reporting related to the phase 2a clinical trials earlier in the current fiscal year ending June 30, 2020 and readying for the next Phase 2 and Phase 3 clinical phase trials, including the preparing the protocols and manufacturing of the prefilled syringe which may be used in the next phase of trials subject to FDA clearance, and development of PRO scales, and investing in the Company’s drug supply. The increases were offset by the effects of the reduction of one employee in the previous quarter and a reduction of actual Phase 2b clinical trial expenses of approximately $140,000 incurred during the nine months period ended March 31, 2020.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were approximately $941,000 for the nine months ended March 31, 2020, an increase of $5,000 from $936,000 for the nine months ended March 31, 2019. The increase was attributed to an increase of approximately $133,000 in insurance premiums for increased coverage, increased employee benefits of $17,000, increased payroll of approximately $30,000 due to the hiring of a half time chief financial officer that joined in October 2018, other expense of approximately $35,000 related to activities of the Company’s capital raise, offset by decline in legal and professional fees of $210,000 during nine months ended March 31, 2020.

Capital Resources and Liquidity

At March 31, 2020 the Company had approximately $4,000 in cash and continues to focus on obtaining financing and raise capital. On September 24, 2019, the Company entered into a Securities Purchase Agreement with its controlling stockholder regarding bridge financing (the “Bridge Financing”) in the form of up to $2.0 million in convertible debt and warrants, of which $932,000 has been drawn and reflected in the amount of $28,416, net of unearned discount of $471,584 as Convertible debenture -related party and $444,451 as loan payable-related party with accrued interest of $12,451 in the accompanying balance sheet at March 31, 2020. Amounts borrowed under the Bridge Financing must be repaid with the proceeds of our potential public offering of equity securities referred to below. The availability of additional draws under the Bridge Financing is under further discussion with the controlling stockholder in light of delays in the timing of the potential public offering. As further discussed below, the Company is pursuing various options to raise further financing to continue the testing and development of its product. If the Company is not successful in raising additional funds it may reduce its monthly spend and potentially delay the implementation of the larger scale Phase 2 and Phase 3 clinical trials until sufficient funding is secured.

As of March 31, 2020, the Company had an accumulated deficit of approximately $21.9 million and as a development stage enterprise, the Company expects substantial losses in future periods. The accompanying interim financial statements were prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company’s future operations are dependent on the success of the Company’s ongoing development and commercialization effort, as well as continuing to secure additional financing.

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

On November 22, 2019, the Company effected the reverse stock split of 125 common stock for every 1 common stock. All share amounts have been updated to reflect the reverse stock split. The stock split was related to the Company’s planned up listing to NASDAQ Stock Market and potential future issuance and sales of our equity securities for ordinary corporate finance and general corporate purposes.

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

The emergence of widespread health emergencies or pandemics of the coronavirus ("Covid-19"), may lead to continued regional quarantines, business shutdowns, labor shortages, disruptions to supply chains, and overall economic instability, including the duration and spread of the outbreak and restrictions and the impact of COVID-19 on the financial markets and the overall economy, all of which are highly uncertain and cannot be predicted. If the financial markets and/or the overall economy are impacted for an extended period, the Company’s ability to raise funds may be materially adversely affected.

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

Critical Accounting Policies and Estimates

For the nine-month period ended March 31, 2020, there were no significant changes to the Company’s critical accounting policies as identified in the Annual Report Form 10-K for the fiscal year ended June 30, 2019.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15f and 15d-15(f) under the Exchange Act), that occurred during the quarter ended March 31, 2020 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered sales of equity securities

All sales of unregistered securities during the nine months ended March 31, 2020 were previously disclosed in a Current report on Form 8-K.

Item 3. Defaults Upon Senior Securities

None

Item 4.  Mine Safety Disclosures

None

Item 5.  Other Information

None

Item 6. Exhibits

(a) Exhibit index

Exhibit

10.1*	BioVie, Inc. Letter Agreement with Acuitas Group Holdings, LLC dated as of April 8, 2020
31.1*	Certification of Chief Executive Officer (Principal Executive Officer) required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer (Principal Financial Officer) required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.
32.1**	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer (Principal Financial Officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith.

**	Furnished herewith. This certification is being furnished solely to accompany this report pursuant to 18 U.S.C. Section 1350, and is not being filed for purposes of Section 18 of the Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filings of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BioVie Inc.,

Signature	Titles	Date

/s/ Terren Peizer
Terren Peizer	Chairman and Chief Executive Officer (Principal Executive Officer)	May 13, 2020
/s/ Joanne Wendy Kim
Joanne Wendy Kim	Chief Financial Officer (Principal Financial and Accounting Officer)	May 13, 2020