Form 10-K
period 2020-06-30
BIOVIE INC.
filed 2020-08-06
CIK 1580149

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE FISCAL YEAR ENDED JUNE 30, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark if the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7362(b)) by the registered public accounting firm that prepared or issued its audit report.

Yes ☐                                          No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐                                          No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $18,143,043.

There were 5,204,392 shares of the Registrant’s $0.0001 par value Class A common stock outstanding as of August 3, 2020.

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

Introduction

We are a clinical-stage company pursuing the discovery, development, and commercialization of innovative drug therapies. We are currently focused on developing and commercializing BIV201 (continuous infusion terlipressin), a novel approach to the treatment of ascites due to chronic liver cirrhosis. BIV201 is based on a drug that is approved in about 40 countries to treat related complications of liver cirrhosis (part of the same disease pathway as ascites), but not yet available in the United States. The active agent in BIV201, terlipressin, is a potent vasoconstrictor and has shown efficacy for reducing portal hypertension in studies around the world. The goal of BIV201 therapy is to interrupt the ascites disease pathway, thereby halting the cycle of accelerating fluid generation in ascites patients.

In 2017, we began administering BIV201 to patients at the McGuire Research Institute Inc. in Richmond, VA. In April 2019, we announced top-line results for our Phase 2a clinical trial of BIV201 (continuous infusion terlipressin) in six patients with refractory ascites due to advanced liver cirrhosis. The following results were observed:

·	Continuous infusion of terlipressin via portable infusion pump was maintained for 28 days in three patients with refractory ascites, and all patients remained hemodynamically stable during treatment.
·	The steady state plasma concentration data characterized terlipressin pharmacokinetics (PK) within the predicted PK model concentrations.
·	Four of the six patients treated with BIV201 experienced an increase in the number of days between paracenteses ranging from 71% to 414% compared to prior to initiating therapy.

In June 2019, we met with representatives of the U.S. Food & Drug Administration ("FDA") for a Type C Guidance Meeting to plan our next clinical study. We discussed our clinical development program with the FDA and proposed safety and efficacy endpoints required for future marketing approval. In September, the FDA granted our Type B meeting request and committed to providing feedback in early 2020 for our proposed clinical trial design. We subsequently submitted a proposed clinical trial protocol to the FDA supported by a detailed meeting information package. In April 2020, we received the FDA's written response to our Type B meeting questions which required changes to our clinical trial design. We then submitted a revised Phase 2 trial design and in June 2020 we announced the receipt of further guidance from the FDA. Based on this guidance, the Company plans to commence a randomized 24-patient Phase 2 study in 2020, pending funding, to be followed by a larger pivotal Phase 3 clinical trial targeted to begin in 2021. The FDA communicated that pending positive Phase 2 study results, a sufficiently large and well-controlled Phase 3 trial, with supportive data from the Phase 2 (statistical significance not required), could potentially yield the clinical data needed to apply for BIV201 marketing approval. The Phase 2 clinical trial protocol is summarized on www.clinicaltrials.gov, trial identifier NCT04112199.

In August 2019, we invented a proprietary novel liquid formulation of terlipressin that is intended to improve convenience for outpatient administration and avoid potential formulation errors when pharmacists reconstitute the powder version. In November 2019, we announced the completion of quality control testing and released the batch for use in our next clinical trial pending FDA clearance. In March 2020, we submitted a detailed information package to the FDA's CMC division. In May 2020, we received CMC division feedback regarding the new BIV201 prefilled terlipressin syringe. We may use it in the upcoming Phase 2 trial subject to conducting certain additional standard analytical testing. In June 2020, we announced that room temperature stability of the prefilled syringe had been confirmed at 6 months, with the potential for 12 months or up to two years of stability (yet to be confirmed). Room temperature storage presents a key product differentiation versus terlipressin products in countries where the drug is approved. To the best of the Company's knowledge, all other terlipressin products sold globally must be stored under refrigeration and there is no prefilled syringe format of terlipressin available for treating patients in these countries. BioVie has filed a US Provisional patent application and a PCT ("Patent Cooperation Treaty") application in Europe. We intend to seek global patent protection for our novel liquid terlipressin formulations.

BIV201 (continuous infusion terlipressin) has the potential to improve the health of thousands of patients suffering from life-threatening complications of liver cirrhosis due to hepatitis, NASH, and alcoholism. The FDA has granted Fast-Track status and Orphan Drug designation for the most common of these complications, ascites, which represents a significant unmet medical need. Patients with cirrhosis and ascites account for an estimated 116,000 U.S. hospital discharges annually, with frequent early readmissions. Those requiring paracentesis (removal of ascites fluid) experience an average hospital stay lasting 8 days incurring over $86,000 in medical costs (HCUP Nationwide Readmissions Database 2016). This translates into a total addressable ascites market size for BIV201 therapy exceeding $650 million based on Company estimates. The FDA has never approved any drug specifically for treating ascites. For patients with refractory ascites the mean one-year survival rate is only 50% (Bureau et al. 2017). BIV201 has also received Orphan Drug designation for hepatorenal syndrome ("HRS"). Patients with refractory ascites often progress to HRS which is the onset of kidney failure and requires emergency hospitalization. About one-half of these patients typically succumb within only 2 to 4 weeks and no drug therapies have been FDA approved specifically to treat HRS.

The BIV201 development program began at LAT Pharma LLC. On April 11, 2016, we acquired LAT Pharma LLC and the rights to its BIV201 development program and currently own all development and marketing rights to the product candidate. We and PharmaIN, LAT Pharma’s former partner focused on the development of new modified product candidates in the same therapeutic field but not including BIV201, have agreed to pay royalties equal to less than 1% of future net sales of each company’s ascites drug development programs, or if such program is licensed to a third party, less than 5% of each company’s net license revenues. On December 24, 2018, we returned our partial ownership rights to the PharmaIN modified terlipressin development program and simultaneously paid the remaining balance due on a related debt. PharmaIN’s rights to our program remain unchanged. We have a U.S. continuation-in-part patent application for the use of BIV201 for the treatment of patients diagnosed with ascites due to liver cirrhosis in the outpatient setting using ambulatory pump infusion, and have corresponding patent applications pending in Japan, Europe, China and Hong Kong.

About Ascites and Liver Cirrhosis

 About 600,000 Americans and millions worldwide suffer from liver cirrhosis. Cirrhosis is the 11th leading cause of death due to disease in the US, killing more than 40,000 people each year. The condition results primarily from hepatitis, alcoholism, and fatty liver disease linked to obesity. Ascites is a common complication of advanced liver cirrhosis, involving kidney dysfunction and the accumulation of large amounts of fluid in the abdominal cavity.

The Need for an Ascites Therapy

With no medications approved by the FDA specifically for treating ascites, an estimated 40% of patients die within two years of diagnosis. Certain drugs approved for other uses such as diuretics may provide initial relief, but patients may fail to respond to treatment as ascites worsens. This represents a critical unmet medical need. U.S. treatment costs for liver cirrhosis, including ascites and other complications, are estimated at more than $4 billion annually.

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

Efflux Pump Antibiotics Program

Prior to the Merger of Lat Pharma LLC and NanoAntibiotics Inc. in April 2016, the Company was exclusively developing novel nanotechnology anti-infective drugs to combat multi-drug resistant bacteria. Presently this early-stage program is inactive as we are focusing our efforts on BIV201.

Intellectual Property

BioVie relies on a combination of patent, trade secret, other intellectual property laws (such as FDA data exclusivity), nondisclosure agreements, and other measures to protect our proposed products. We require our employees, consultants, and advisors to execute confidentiality agreements and to agree to disclose and assign to us all inventions conceived during the workday, using our property, or which relate to our business. Despite any measures taken to protect our intellectual property, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. We have applied for patent coverage for BIV201 in the treatment of ascites in the US, Japan, Europe, China and Hong Kong. BioVie has also filed a US Provisional patent application and a PCT ("Patent Cooperation Treaty") application in Europe covering our novel liquid formulations of terlipressin and we intend to seek global patent protection for one or more of these new product candidates. BioVie has secured Orphan Drug designations in the U.S. for the treatment of hepatorenal syndrome (received November 21, 2018) and treatment of ascites due to all etiologies except cancer (received September 8, 2016).

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

Employees

Our business is managed by our officers. Our Chairman and Chief Executive Officer, Terren Peizer began devoting part-time efforts to the Company's activities in July 2018. Our President and Chief Operating Officer, Jonathan Adams, began devoting full-time efforts to the Company on July 1, 2017. Our Chief Financial Officer and Corporate Secretary, Wendy Kim, devotes part-time efforts to the Company's activities. Our Chief Scientific Officer began devoting full-time efforts to the Company in November 2018 and previously was a consultant to the Company. We also rely on a team of highly experienced scientific, medical, and regulatory consultants to conduct its product development activities.

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

Even though BioVie has obtained two Orphan Drug designations for its lead product candidate, there is no assurance that BioVie will be the first to obtain marketing approval for any particular rare indication. Further, even though BioVie has obtained Orphan Drug designation for its lead product candidate, or even if BioVie obtains Orphan Drug designation for other potential product candidates, such designation may not effectively protect BioVie from competition because different drugs can be approved for the same condition and the same drug can be approved for different conditions and potentially used off-label in the Orphan indication. Even after an Orphan Drug is approved, the FDA can subsequently approve the same drug for the same condition for several reasons, including, if the FDA concludes that the later drug is safer or more effective or makes a major contribution to patient care. Orphan Drug designation neither shortens the development time or regulatory review time of a drug, nor gives the drug any advantage in the regulatory review or approval process.

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

Developing biopharmaceutical products, including conducting pre-clinical studies and clinical trials and establishing manufacturing capabilities, requires substantial funding. As of June 30, 2020, we had cash and cash equivalents of approximately $37,000. Although we entered into a Securities Purchase Agreement on September 24, 2019 with our controlling stockholder regarding a bridge financing in the form of up to $2.0 million in convertible debt and warrants, of which approximately $1.3 million has been drawn as of June 30, 2020, additional financing will be required to fund the research and development of our product candidates. We have not generated any product revenues, and do not expect to generate any revenues until, and only if, we develop, and receive approval to sell our product candidates from the FDA and other regulatory authorities for our product candidates.

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

Our lead product candidate, BIV201, has been cleared by the FDA to undergo testing in a mid-stage (Phase 2) clinical trial. On June 18, 2019, we met with representatives of the FDA for Type C Guidance Meeting to plan our next clinical study following the recently completed Phase 2a clinical trial. We discussed our clinical development program with the FDA and proposed safety and efficacy endpoints required for future marketing approval. In September, the FDA granted our Type B meeting request and committed to providing feedback in early 2020 for our proposed clinical trial design. We subsequently submitted a proposed clinical trial protocol to the FDA supported by a detailed meeting information package. In April 2020, we received the FDA’s written response to our Type B meeting questions which required changes to our clinical trial design. We then submitted a revised Phase 2 trial design and follow-up questions. In June, we announced the receipt of further guidance from the FDA regarding the clinical trial design. Based on this guidance, the Company plans to commence a randomized 24-patient Phase 2 study in 2020, to be followed by a larger pivotal Phase 3 clinical trial targeted to begin in 2021.

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

We face business disruption and related risks resulting from the recent outbreak of the novel coronavirus 2019 (COVID-19), which could have a material adverse effect on our business plan.

The development of our product candidates could be disrupted and materially adversely affected by the recent outbreak of COVID-19. As a result of measures imposed by the governments in affected regions, businesses and schools have been suspended due to quarantines intended to contain this outbreak. The spread of COVID-19 from China to other countries has resulted in the Director General of the World Health Organization declaring the outbreak of COVID-19 as a Public Health Emergency of International Concern (PHEIC), based on the advice of the Emergency Committee under the International Health Regulations (2005), and the Centers for Disease Control and Prevention in the U.S. issued a warning on February 25, 2020 regarding the likely spread of COVID-19 to the U.S. While the COVID-19 outbreak is still believed to be in early stages, international stock markets have experienced significant swings due to the uncertainty associated with the slow-down in the global economy and the reduced levels of international travel and commerce experienced since the beginning of January. We are still assessing our business plans and the impact COVID-19 may have on our ability to recruit candidates for clinical trials or to raise financing to support the development of our product candidates, but there can be no assurance that this analysis will enable us to avoid part or all of any impact from the spread of COVID-19 or its consequences, including downturns in business sentiment generally or in our sector in particular.

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

The business plan we have developed for the next twenty-four months is to complete the Phase 2 clinical development program for our lead new product candidate BIV201, commence a pivotal Phase 3 trial required for new drug approval, and to pursue other key milestones such as additional patent issuances. Due to our financial constraints, we may not have the resources necessary to complete our application.. There is no guarantee the FDA will approve a Phase 3 trial, and even if they do our financial constraints may prevent us from undertaking clinical trials.

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

Our ability to compete effectively will depend on our ability to maintain the proprietary nature of our technologies. We cannot assure investors that we will continue to innovate and file new patent applications, or that if filed any future patent applications will result in granted patents with respect to the technology owned by us or licensed to us. Further, we cannot predict how long it will take for such patents to issue, if at all. The patent position of pharmaceutical or biotechnology companies, including ours, is generally uncertain and involves complex legal and factual considerations and, therefore, validity and enforceability cannot be predicted with certainty. Patents may be challenged, deemed unenforceable, invalidated or circumvented. For example, on November 13, 2019, the Patent Trial and Appeal Board of the United States Patent and Trademark Office (the “PTAB”) issued a written decision in the inter partes review action that was brought by Mallinckrodt Pharmaceuticals Ireland Limited (“Mallinckrodt”) against us. In that action, Mallinckrodt sought to invalidate our previously-issued patent (U.S. Pat. No. 9,655,945, “Treatment of Ascites”) (the “’945 Patent”). In its decision, the PTAB determined that all claims of the ‘945 Patent were not patentable because they were either anticipated or obvious in light of prior art. The PTAB also denied our Motion to Amend the claims on similar grounds. The result of the PTAB’s decision is that the ‘945 patent is no longer valid or enforceable.

In April 2020, we filed an election to restrict the claims of the Angeli et al. '945 patent application (a "continuation-in-part" filing) to those that we believe are defensible in light of the IPR challenge. BioVie has also filed a US Provisional patent application and a PCT ("Patent Cooperation Treaty") application in Europe covering our novel liquid formulations of terlipressin. We intend to seek global patent protection for one or more of these new product candidates. We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our proprietary technologies, product candidates and any future products are covered by valid and enforceable patents or are effectively maintained as trade secrets.

Any patents we do obtain may be challenged by re-examination or otherwise invalidated or eventually found unenforceable. Both the patent application process and the process of managing patent disputes can be time consuming and expensive. If we were to initiate legal proceedings against a third party to enforce a patent related to one of our products or services, the defendant in such litigation could counterclaim that our patent is invalid and/or unenforceable. In patent litigation in the U.S., defendant counterclaims alleging invalidity and/or unenforceability are commonplace, as are validity challenges by the defendant against the subject patent or other patents before the USPTO. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness or non-enablement, failure to meet the written description requirement, indefiniteness, and/or failure to claim patent eligible subject matter. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent intentionally withheld material information from the USPTO, or made a misleading statement, during prosecution. Additional grounds for an unenforceability assertion include an allegation of misuse or anticompetitive use of patent rights, and an allegation of incorrect inventorship with deceptive intent. Third parties may also raise similar claims before the USPTO even outside the context of litigation. The outcome is unpredictable following legal assertions of invalidity and unenforceability. With respect to the validity question, for example, we cannot be certain that no invalidating prior art existed of which we and the patent examiner were unaware during prosecution. These assertions may also be based on information known to us or the Patent Office. If a defendant or third party were to prevail on a legal assertion of invalidity and/or unenforceability, we would lose at least part, and perhaps all, of the claims of the challenged patent. Such a loss of patent protection would or could have a material adverse impact on our business.

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

One of our current executive officers also serves as the Chairman of our Board of Directors. Therefore, compensation which may be paid by us to our management under current arrangements may not have been determined based on arms-length negotiations. We may grant stock options and other equity incentives to our executive officers and directors that are consistent with the nature of the pharmaceutical industry. Although we have established a compensation committee in connection with this offering comprised of only independent directors, there can be no assurance made that the consideration which may be payable to management will reflect the true market value of services provided to us.

RISKS RELATING TO OUR COMMON STOCK

There is a risk of dilution of your percentage ownership of Common Stock in the Company.

We have the right to raise additional capital or incur borrowings from third parties to finance its business. We may also implement public or private mergers, business combinations, business acquisitions and similar transactions pursuant to which it would issue substantial additional capital stock to outside parties, causing substantial dilution in the ownership of the Company by our existing stockholders. Our Board of Directors has the authority, without the consent of any of the stockholders, to cause us to issue more shares of common stock and/or preferred stock at such price and on such terms and conditions as are determined by the Board of Directors in its sole discretion. As of August 3, 2020, there were warrants outstanding to purchase an aggregate of 124,667 shares of common stock at exercise prices ranging from $1.88 to $75.00 per share, excluding the Bridge Financing Warrants that will be exercised automatically upon the closing of our currently planned uplisting offering at an exercise price equal to the par value of the common stock. Any issuance of additional shares of capital stock by us will dilute your ownership percentage in the Company and could impair our ability to raise capital in the future through the sale of equity securities.

Certain stockholders who are also officers and directors of the Company may have significant control over our management.

Our directors and executive officers currently own an aggregate 4,477,488 shares of our common stock as of August 3, 2020, which currently constitutes 86.0% of our issued and outstanding common stock. As a result, directors and executive officers may have a significant influence on our affairs and management, as well as on all matters requiring member approval, including electing and removing members of our Board of Directors, causing us to engage in transactions with affiliated entities, causing or restricting our sale or merger, and certain other matters. Our Chairman and Chief Executive Officer, Mr. Terren Peizer, may be deemed to beneficially own the shares held by Acuitas. Such concentration of ownership and control could have the effect of delaying, deferring or preventing a change in control of us even when such a change of control would be in the best interests of our stockholders.

There is not now, and there may never be, an active, liquid and orderly trading market for our common stock, which may make it difficult for you to sell your shares of our common stock.

There is not now, nor has there been since our inception, any significant volume of trading activity in our common stock or an active market for shares of our common stock. An active trading market for our securities may never develop or be sustained after this offering. As a result, investors in our common stock must bear the economic risk of holding those securities for an indefinite period of time. Although our common stock is quoted on the OTCQB Marketplace, or OTCQB, over-the-counter quotation system, trading of our common stock on such system has only recently commenced and continues to be extremely limited and sporadic and at very low volumes. Although we are to applying for listing on Nasdaq, an active trading market for our securities may never develop or be sustained. If an active market for our securities does not develop, it may be difficult for you to sell the securities you purchase in this offering without depressing the market price for such securities or at all. Further, an unestablished trading market for our securities may also impair our ability to raise capital by selling additional equity in the future, and may impair our ability to enter into strategic partnerships or acquire companies or products by using shares of our common stock as consideration.

We may, in the future, issue additional common stock, which would reduce investors’ percent of ownership and may dilute our share value.

As of August 3, 2020, our Articles of Incorporation authorize the issuance of 800,000,000 shares of common stock. As of August 3, 2020 we had 5,204,392 shares of common stock outstanding. Accordingly, we may issue up to an additional 793,157,292 shares of common stock. The future issuance of common stock may result in substantial dilution in the percentage of our common stock held by our then existing shareholders. We may value any common stock in the future on an arbitrary basis. The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors, might have an adverse effect on any trading market for our common stock and could impair our ability to raise capital in the future through the sale of equity securities.

We have a large number of restricted shares outstanding, a portion of which may be sold under Rule 144 which may reduce the market price of our shares.

Of the 5,204,392 shares of common stock issued and outstanding as of August 3, 2020, 726,904 shares are held by non-affiliates and 4,477,488 are owned by affiliates of the Company, consisting of our officers and directors or entities controlled by them. The majority of our common stock, including all of the affiliates' securities are deemed "restricted securities" within the meaning of Rule 144 as promulgated under the Securities Act.

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

The respective holding periods for certain shares issued to affiliates and non-affiliates holding restricted securities commenced and were issued between May 17, 2013 and June 30, 2013. The possibility that substantial amounts of our common stock may be sold under Rule 144 into the public market may adversely affect prevailing market prices for the common stock and could impair our ability to raise capital in the future through the sale of equity securities.

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

We have not held regular annual meetings of stockholders in the past because a substantial majority of our stock is owned by a small number of stockholders, making it easy to obtain written consent in lieu of a meeting when necessary. In light of our historical liquidity constraints, handling matters by written consent has allowed us to save on financial and administrative resources required to prepare for and hold such annual meetings. Pursuant to Nasdaq’s corporate governance requirements, we will be obligated to hold regular annual meetings of stockholders in the future, and it is currently contemplated that the we will hold such meetings beginning in 2021.

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

On November 13, 2019, the Patent Trial and Appeal Board of the United States Patent and Trademark Office (the “PTAB”) issued a written decision in the inter partes review action that was brought by Mallinckrodt Pharmaceuticals Ireland Limited (“Mallinckrodt”) against us. In that action, Mallinckrodt sought to invalidate our previously-issued patent (U.S. Pat. No. 9,655,945, “Treatment of Ascites”) (the “’945 Patent”). In its decision, the PTAB determined that all claims of the ‘945 Patent were not patentable because they were either anticipated or obvious in light of prior art. The PTAB also denied our Motion to Amend the claims on similar grounds. The result of the PTAB’s decision is that the ‘945 patent is no longer valid or enforceable.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Unregistered Sales of Securities

All sales of unregistered securities during the year ended June 30, 2020 were previously disclosed in a Quarterly Report on Form 10-Q or Current report on Form 8-K.

Issuer Purchases of Common Stock

During the fourth quarter of the year ended June 30, 2020, there were no issuer repurchases of shares of common stock.

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

BioVie accomplished the following key milestones in 2019:

-	In April, we announced top-line results for the Phase 2a clinical trial of BIV201 in six patients.

-	In June, we met with representatives of the U.S. Food & Drug Administration (“FDA”) for a Type C Guidance Meeting to plan our next clinical study. We discussed our clinical development program with the FDA and proposed clinical trial endpoints.

-	In August, we invented a proprietary novel liquid formulation of terlipressin that is intended to improve convenience for outpatient administration and avoid potential formulation errors when pharmacists reconstitute the powder version.

-	In October, we submitted our proposed Phase 2b/3 randomized, controlled clinical trial protocol to the FDA.

-	In November, we announced that the first batch of pre-filled syringes containing our novel BIV201 liquid formulation was manufactured and had cleared quality control testing.

BioVie accomplished the following key milestones in 2020:

-	In February, we submitted a detailed meeting information package to the FDA supporting our proposed trial design.

-	In March, we requested feedback from the FDA's CMC division regarding the novel BIV201 prefilled terlipressin syringe and subsequently submitted a detailed information package.

-	In early April, we received the FDA's written response to our Type B meeting questions, requiring changes to the clinical trial design. In mid-April we submitted a revised Phase 2 trial design and follow-up questions for clarification.

-	In April, we submitted a continuation-in-part amendment to the Angeli et al. '945 patent application to the US Patent & Trademark Office seeking restricted claims covering the use of BIV201 to treat ascites.

-	In May, we received CMC division feedback regarding the new BIV201 prefilled terlipressin syringe. We may use it in the upcoming Phase 2 trial subject to conducting certain additional standard analytical testing expected to take approximately two weeks.

-	In May, we filed a PCT ("Patent Cooperation Treaty") application for our novel liquid terlipressin formulations as we pursue global patent coverage.

-	In June, we announced that room temperature stability of the prefilled syringe had been confirmed at 6 months, with the potential for 12 months or up to two years of stability (yet to be confirmed). Room temperature storage presents a key product differentiation versus terlipressin products in countries where the drug is approved. To the best of the Company's knowledge, all other terlipressin products sold globally must be stored under refrigeration and there is no prefilled syringe format of terlipressin available for treating patients in these countries.

-	In June, we also announced further guidance from the FDA regarding clinical trial design in response to the follow-up questions submitted in April. The Company plans to commence a randomized 24-patient Phase 2 study in 2020, to be followed by a larger pivotal Phase 3 clinical trial targeted to begin in 2021. The FDA communicated that pending positive Phase 2 study results, a sufficiently large and well-controlled Phase 3 trial, with supportive data from the Phase 2 (statistical significance not required), could potentially yield the clinical data needed to apply for BIV201 marketing approval.

Results of Operations

Comparison of the Year Ended June 30, 2020 to the Year Ended June 30, 2019

Net loss

The net loss for the year ended June 30, 2020 was approximately $16.7 million as compared to a net loss of approximately $2.4 million for the year ended June 30, 2019. The increase in net loss of approximately $14.3 million was primarily due to change in the fair value of derivative liabilities by $9.2 million which was primarily driven by the increase in the Company’s stock price at June 30, 2020 and increase in interest expense of approximately $4.8 million related to the embedded conversion derivative liability from warrants associated with the draws on the convertible debenture.

Total operating expenses for the year ended June 30, 2020 of approximately $2.7 million was comparable to $2.5 million for year ended June 30, 2019.

Research and Development Expenses

Research and development expenses were approximately $1.2 million for year ended June 30, 2020 comparable with the prior year’s expense of $1 million for the year ended June 30, 2019, resulting in a net increase of approximately $142,000. The net increase represents an increase of approximately $513,000 primarily attributed to readying for the next Phase 2 and Phase 3 clinical phase trials, including preparing the protocols and manufacturing of the prefilled syringe which may be used in the next phase of trials subject to FDA clearance, and development of PRO scales, and investing in the Company’s drug supply offset by a decrease in salaries of approximately $16,000 due to reduction of one employee and decline in trial expenses of approximately $355,000 from the prior year as the Phase 2a clinical trial completed earlier in the current fiscal year.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were approximately $1.3 million for the year ended June 30, 2020 and June 30, 2019. The net fluctuations was attributed to a decrease in legal and professional fees of $367,000 offset by an increase of approximately $135,000 in insurance premiums for increased coverage, an increase in payroll and benefits of approximately $56,000 due to the hiring of a half time chief financial officer that joined in October 2018 and increase in other expenses of approximately $231,000 representing legal and professional fees and other activities related to the the Company’s capital raise.

Capital Resources and Liquidity

At June 30, 2020 the Company had approximately $37,000 in cash and continues to focus on obtaining financing and raise capital. On September 24, 2019, the Company entered into a Securities Purchase Agreement with its controlling stockholder regarding bridge financing (the “Bridge Financing”) in the form of up to $2.0 million in convertible debt and warrants, of which $1.3 million has been drawn and reflected in the amount of $848,543, net of unearned discount of $462,864 as Convertible debenture - related party. Amounts borrowed under the Bridge Financing must be repaid with the proceeds of our potential public offering of equity securities referred to below. The availability of additional draws under the Bridge Financing is under further discussion with the controlling stockholder in light of delays in the timing of the potential public offering. As further discussed below, the Company is pursuing various options to raise further financing to continue the testing and development of its product. If the Company is not successful in raising additional funds it may reduce its monthly spend and potentially delay the implementation of the larger scale Phase 2 and Phase 3 clinical trials until sufficient funding is secured.

As of June 30, 2020, the Company had an accumulated deficit of approximately $41.0 million and as a development stage enterprise, the Company expects substantial losses in future periods. The accompanying interim financial statements were prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company’s future operations are dependent on the success of the Company’s ongoing development and commercialization effort, as well as continuing to secure additional financing.

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

The emergence of widespread health emergencies or pandemics such as coronavirus ("COVID-19"), may lead to continued regional quarantines, business shutdowns, labor shortages, disruptions to supply chains, and overall economic instability, including the duration and spread of the outbreak and restrictions and the impact of COVID-19 on the financial markets and the overall economy, all of which are highly uncertain and cannot be predicted. If the financial markets and/or the overall economy are impacted for an extended period, the Company’s ability to raise funds may be materially adversely affected.

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

Critical Accounting Policies and Estimates

Accounting for Stock-based Compensation

The Company follows the provision of ASC 718- Stock Compensation, which requires the measurement of compensation expense for all shared – based payment awards made to employees and non-employee director, including employee stock options. Share-based compensation expense is based on the grant date fair value estimated in accordance with the provisions of ASC 718 and is generally recognized as an expense over the requisite service period, net of forfeitures.

Goodwill

Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired businesses. We test goodwill annually, or when a triggering event occurs between annual impairment tests, to determine if impairment exists and if the use of indefinite life is currently applicable. The Company did not recognize any goodwill impairments for the years ended June 30, 2020 and, 2019, respectively.

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

In June 2018, the FASB issued ASU 2018-07, “Compensation – Stock Compensation (Topic 718): Improvements to Non-employee Share-Based Accounting”. This guidance aligns the accounting for share-based payment transactions with non-employees to accounting for share-based payment transactions with employees. Companies are required to record a cumulative-effect adjustment (net of tax) to retained earnings as of the beginning of the fiscal year of the adoption. Upon transition, non-employee awards are required to be measured at fair value as of the adoption date. This standard will be effective for fiscal years beginning December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The Company’s adoption of this ASU as of July 1, 2019 had no impact on the financial statements.

In August 2018, the FASB issued ASU 2018-13, “Fair value measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement”. The new guidance modifies the disclosure requirements on fair value measurements. ASU 2018-13 is effective for fiscal years beginning after December 15, 2019. Early adoption is permitted. The Company does not expect ASU 2018-13 to have a significant impact to it’s financial statements and related disclosures.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of the effectiveness of internal control to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.  Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2020 using the criteria established in Internal Control Integrated Framework (“2013 Framework”) issued by the Committee of Sponsoring Organization of the Treadway Commission (“COSO”). Based on our evaluation using those criteria, our management has concluded that, as of June 30, 2020, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles for the reasons discussed above.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the fourth quarter of year ended June 30, 2020, that materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth certain information regarding our Board of Directors, our executive officers, and some of our key employees, as of the date of this Annual Report on Form 10-K.

Name	Age	Director Since	Position
Terren Peizer	61	2018	Chairman of the Board & Chief Executive Officer
Jonathan Adams	57	--	President & Chief Operating Officer
Joanne Wendy Kim	65	--	Chief Financial Officer and Corporate Secretary
Penelope Markham, PhD	54	--	Chief Scientific Officer
Jim Lang	55	2016	Independent Director
Cuong Do	54	2016	Independent Director
Michael Sherman	61	2017	Independent Director
Richard J. Berman	76	2019	Independent Director
Steve Gorlin	83	2020	Independent Director
Robert Hariri, MD, PhD	61	2020	Independent Director
Sigmund Rogich	71	2020	Independent Director

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

Mr. Jonathan Adams has served as the Company's Chief Executive Officer and Chief Financial Officer from the time acquired LAT Pharma LLC on April 11, 2016 until July 2018. In July 2018, he began serving as the Company's President and Chief Operating Officer. He founded LAT Pharma LLC and served as its Chief Executive Officer prior to its acquisition. Mr. Adams is a co-inventor of the Company's pending continuation-in-part patent application for the use of terlipressin to treat ascites patients and is a co-inventor of the pending US provisional and PCT filings for our novel liquid terlipressin formulations. He has over 30 years of biopharmaceutical industry experience, including corporate finance, company acquisitions and licensing deals, marketing and sales support. At Searle Pharmaceuticals he was a member of the global launch team for Celebrex, and he has worked on launching numerous new drugs and medical devices. Mr. Adams earned a BS at Cornell University and an MBA at the Tuck School at Dartmouth.

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

Steven Gorlin founded many biopharma companies including Hycor Biomedical, Theragenics, Medicis Pharmaceutical, EntreMed, MRI Interventions, DARA BioSciences, MiMedx, Medivation (sold to Pfizer for $14 billion) and NantKwest. Mr. Gorlin served for many years on the Business Advisory Council to the Johns Hopkins School of Medicine and on The Johns Hopkins BioMedical Engineering Advisory Board. He is currently a member of the Research Institute Advisory Committee (RIAC) of Massachusetts General Hospital. He started The Touch Foundation, a nonprofit organization for the blind, and was a principal contributor to Camp Kudzu for diabetic children.

Robert Hariri MD, PhD, Chairman, founder, and CEO of Celularity, Inc., a leading cellular therapeutics company. He was the founder and CEO of Anthrogenesis Corporation, and after its acquisition served as CEO of Celgene Cellular Therapeutics. Dr. Hariri co-founded the genomic health intelligence company, Human Longevity, Inc. Dr. Hariri pioneered the use of stem cells to treat a range of life-threatening human diseases. He is widely acknowledged for his discovery of pluripotent stem cells and for assisting with discovering the physiological activities of tumor necrosis factor (TNF). He holds over 170 issued and pending patents and has authored over 150 publications.

Sigmund Rogich CEO of President of The Rogich Communications Group and serves on the Board of Keep Memory Alive, a philanthropic organization which raises awareness about brain disorders and Alzheimer's disease. Keep Memory Alive funds clinical trials to advance new treatments for patients with Alzheimer’s, Huntington’s and Parkinson’s disease, as well as multiple sclerosis. Mr. Rogich was formerly the US Ambassador to Iceland. He has served as a senior consultant to Presidents Ronald Reagan and George H.W. Bush. Mr. Rogich serves on multiple boards of directors for charitable causes.

Terren Peizer’s qualifications to serve on our Board of Directors are primarily based on his experience as an entrepreneur, investor, and financier with a particular interest in healthcare, having founded and successfully commercialized several healthcare companies. Mr. Peizer is the founder of Catasys, Inc., a leader in behavioral and mental health management services, having served as the Chairman of the Board of Directors and CEO of Catasys since inception in 2004. Mr. Peizer also is the Founder, Chairman and CEO and majority shareholder of NeurMedix, Inc., a biotechnology Company with a focus on inflammatory, neurological and neuro-degenerative diseases. Mr. Peizer is Chairman of Acuitas Group Holdings, LLC, his personal holding Company that owns his portfolio Company interests. Through Acuitas, he owns Crede Capital Group, LLC, an industry leader in investing in micro and small capitalization public equities, having invested over $1.2 billion directly into portfolio companies.

Jonathan Adams’s qualifications to serve as our President and Chief Operating Officer are primarily based on his founding of LAT Pharma LLC and his over 30 years of biopharmaceutical industry experience. As Chief Executive of LAT Pharma LLC, Mr. Adams was a key contributor to inventing the BIV201 product candidate. He also helped to secure an Orphan Drug designation for a terlipressin analogue (a prior product candidate which is no longer in development). Mr. Adams’s biopharmaceutical experience includes work in corporate finance, company acquisitions and licensing deals, marketing and sales support.

Wendy Kim’s qualifications to serve as our Chief Financial Officer are primarily based on her 35 years of accounting experience and having served as CFO for several companies and the provision of interim CFO services, accounting and business consultative services to various organizations through Group JWK, BDO USA, LLP and KPMG.

Dr. Markham’s qualifications to serve as our Scientific Officer are primarily based on her years of experience with LAT Pharma, as well as having been a member of NIH grant review panels and consulted for several pharmaceutical companies in a variety of therapeutic areas including Orphan Drug development.

Cuong Do’s qualifications to serve on our Board of Directors are primarily based on his decades of experience as an executive in the pharma, biotech, and other high technology industries. He was previously the Chief Strategy Officer for Merck, a leading U.S. pharmaceuticals Company, Tyco Electronics, and Lenovo. Mr. Do is a former senior partner at McKinsey & Company, where he spent 17 years and helped build the healthcare, high tech and corporate finance practices.

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

Richard J. Berman’s qualifications to serve on our board of directors include his experience in the healthcare industry, and his current and past experience in numerous private and publicly traded companies.

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

Steve Gorlin’s qualifications to serve on our Board of Directors are primarily based on his over 45 years of experience in founding and investing in several biopharma companies, leading multiple NASDAQ AND NYSE companies to their success.

Robert (Bob) Hariri’s qualifications to serve on our Board of Directors are primarily based on his decades of founding and leading several companies in the cellular therapeutic space, as well as pioneering in the use of stem cells to treat a range of life-threatening human diseases and discoveries in the physiological activities of tumor necrosis factor. He has authored over 150 publications and garnered numerous awards for contributions to the fields of biomedicine and aviation.

Sigmund (Sig) Rogich’s qualifications to serve on our Board of Directors are based on his experience in the Communications sector and philanthropic organization raising awareness about brain disorders. Mr. Rogic was formerly the US Ambassador to Iceland. He has served as a senior consultant to candidates for the highest office, including Presidents Ronald Reagan and George H.W.Bush. Mr. Rogich serves on the Board of Directors for many charitable causes.

Section 16(a) beneficial ownership reporting compliance

Committees of the Board of Directors

Upon the effective date of the registration statement pm FormS-1 originally filed on April 30,2019, a part, our Board of Directors will have three standing committees: an audit committee, a compensation committee and a nominating and corporate governance committee. Both our audit committee and our compensation committee will be composed solely of independent directors. Subject to phase-in rules, the rules of Nasdaq and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors, and the rules of Nasdaq require that the compensation committee and the nominating and corporate governance committee of a listed company be comprised solely of independent directors. Each committee operates under a charter approved by our Board of Directors and will have the composition and responsibilities described below. The charter of each committee will be available on our website following the closing of this offering.

AUDIT COMMITTEE

We have established an audit committee of the Board of Directors. The members of our audit committee are Michael Sherman, Jim Lang and Richard J. Berman, each of which is an independent director within the meaning of the Nasdaq rules. Mr. Sherman serves as chairman of the audit committee.

We have adopted an audit committee charter, detailing the principal functions of the audit committee, including:

•	assisting board oversight of (1) the integrity of our financial statements, (2) our compliance with legal and regulatory requirements, (3) our independent auditor’s qualifications and independence, and (4) the performance of our internal audit function and independent auditors; the appointment, compensation, retention, replacement, and oversight of the work of the independent auditors and any other independent registered public accounting firm engaged by us;

•	pre-approving all audit and non-audit services to be provided by the independent auditors or any other registered public accounting firm engaged by us, and establishing pre-approval policies and procedures; reviewing and discussing with the independent auditors all relationships the auditors have with us in order to evaluate their continued independence;

•	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;

•	obtaining and reviewing a report, at least annually, from the independent auditors describing (1) the independent auditor’s internal quality-control procedures and (2) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities, within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;

•	meeting to review and discuss our annual audited financial statements and quarterly financial statements with management and the independent auditor, including reviewing our specific disclosures under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”; reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

•	reviewing with management, the independent auditors, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

COMPENSATION COMMITTEE

We have established a compensation committee of the Board of Directors. The members of our Compensation Committee are Mr. Berman, Mr. Sherman and Mr. Gorlin. Mr. Berman serves as chairman of the compensation committee.

We have adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

•	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;

•	reviewing and making recommendations to our Board of Directors with respect to the compensation, and any incentive-compensation and equity-based plans that are subject to board approval of all of our other officers;

•	reviewing our executive compensation policies and plans;

•	implementing and administering our incentive compensation equity-based remuneration plans; assisting management in complying with our proxy statement and annual report disclosure requirements;

•	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;

•	producing a report on executive compensation to be included in our annual proxy statement; and reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

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

Nominating and Corporate Governance Committee

We have established a nominating and corporate governance committee of the Board of Directors. The members of our nominating and corporate governance committee are Mr. Do, Mr. Lang and Dr. Hariri. Mr. Do serves as chair of the nominating and corporate governance committee.

We have adopted a nominating and corporate governance committee charter, which details the purpose and responsibilities of the nominating and corporate governance committee, including:

•	identifying, screening and reviewing individuals qualified to serve as directors, consistent with criteria approved by the Board of Directors, and recommending to the Board of Directors candidates for nomination for election at the annual meeting of stockholders or to fill vacancies on the Board of Directors;

•	developing and recommending to the Board of Directors and overseeing implementation of our corporate governance guidelines;

•	coordinating and overseeing the annual self-evaluation of the Board of Directors, its committees, individual directors and management in the governance of the company; and

•	reviewing on a regular basis our overall corporate governance and recommending improvements as and when necessary.

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

Summary Compensation Table

We did not pay any compensation to any of our executive officers prior to the start of our fiscal year ending June 30, 2020; however, we did accrue salary for Mr. Adams in accordance with his related employment agreements for all periods subsequent to their effective dates.

Summary Compensation Table

	Annual Compensation

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards(1)	All Other Compensation	Total
Terren Peizer	2020	$—	$—	$5,600	$—	$—	$5,600
Chief Executive Officer and Chairman(2)	2019	$—	$—	$7,000	$—	$—	$7,000

Jonathan Adams	2020	$250,000	$—	$5,600	$1,368	$—	$256,968
President and Chief Operating Officer(2)	2019	$250,000	$—	$7,000	$11,789	$—	$268,789

(1)       The aggregate grant date fair value of such awards were computed in accordance with Financial Accounting Standards Board ASC Topic 718, Stock Compensation (ASC Topic 718), and do not take into account estimated forfeitures related to service-based vesting conditions, if any. The valuation assumptions used in calculating these values are discussed in Note 9 of the Notes to Consolidated Financial Statements appearing elsewhere herein. These amounts do not represent actual amounts paid or to be realized. Amounts shown are not necessarily indicative of values to be achieved, which may be more or less than the amounts shown as awards may subject to time-based vesting.

(2)       Mr. Peizer became our Chief Executive Officer and Chairman in July 2018 at which time Mr. Adams became President and Chief Operating Officer, having previously served as our Chief Executive Officer and Chief Financial Officer, Treasurer and Corporate Secretary. The stock awards received by Mr. Peizer and Mr. Adams represented 1,600 shares of common stock and vested in full upon grant.

Narrative Disclosures to Summary of Compensation Table

Employment Agreements

On April 11, 2016, we entered into an employment agreement with Mr. Adams, pursuant to which Mr. Adams was entitled to receive $250,000 as annual salary. The agreement was effective beginning April 11, 2016 and expired on July 2, 2019.

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

Compensation of Directors

There are no arrangements pursuant to which our directors are or will be compensated in the future for any services provided to the Company, except that each director shall receive stock options and common share grants as remuneration for their service in lieu of cash compensation. For the fiscal year ended June 30, 2020, each director received 800 stock options on the one-year anniversary of his or her service to the Company with an exercise price equal to the closing stock price on the day of the option grant. The total value of the options granted to directors for the fiscal year ended June 30, 2020 was $13,684 based on the Black-Scholes option value method. Each director also receives a stock grant of 1,600 common shares for every year of service. On January 2, 2020, our directors received a combined grant of 11,200 shares of common stock with a face value of $39,200 based on the closing stock price of $3.50 on the grant date.

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

2019 Omnibus Equity Incentive Plan

On April 30, 2019, our Board of Directors and our stockholders approved and adopted the 2019 Plan, subject to complying with the notification requirements of Regulation 14C of the Exchange Act which were complied with effective May 29, 2019. The 2019 Plan allows us, under the direction of our Board of Directors or a committee thereof, to make grants of stock options, restricted and unrestricted stock and other stock-based awards to employees, including our executive officers, consultants and directors. The 2019 Plan allows for the issuance of up to 253,163 shares of common stock pursuant to new awards granted under the 2019 Plan. This description is qualified in its entirety by reference to the actual terms of the 2019 Plan, a copy of which is attached as Appendix D to our Definitive Information Statement on Schedule 14C, filed with the SEC on May 8, 2019.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Based solely upon information made available to us, the following table sets forth information as of August 3, 2020 regarding the beneficial ownership of our common stock by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

●	each of our named executive officers and directors; and

●	all our executive officers and directors as a group.

The percentage ownership information shown in the table is based upon 5,204,392 shares of common stock outstanding as of August 3, 2020.

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

The address of each holder listed below, except as otherwise indicated, is c/o BioVie Inc., 2120 Colorado Avenue, #230, Santa Monica, California 90404.

Name and Address of Beneficial Owner	Number of Common Shares of Beneficial Ownership (1)	Percentage of Beneficial Ownership
Terren Peizer(2)	5,712,206	85.8%
Jonathan Adams(3)	97,037	1.9%
Joanne Wendy Kim(4)	1,600	*
Robert Hariri, MD, PhD	-	-
Penolope Markham, PhD(5)	13,893	*
Cuong Do(6)	170,707	3.2
James Lang(7)	47,032	1.0
Steve Gorlin	-	-
Michael Sherman(8)	36,685	*
Richard J. Berman (9)	2,400	*
Sigmund Rogich	-	-
All directors and executive officers as a group (eight persons):	11,441,292	92.9

_________________________________

*Less than 1%

(1)	Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. In accordance with SEC rules, shares of common stock issuable upon the exercise of options or warrants which are currently exercisable or which become exercisable within 60 days following the date of the information in this table are deemed to be beneficially owned by, and outstanding with respect to, the holder of such option or warrant, however none of the persons listed hereinabove has the right to acquire beneficial ownership in any other shares of the Company. Subject to community property laws where applicable, to our knowledge, each person listed is believed to have sole voting and investment power with respect to all shares of common stock owned by such person.

(2)	All shares and warrants are held of record by Acuitas Group Holdings, LLC, a limited liability company 100% owned by Terren S. Peizer, and as to which, Mr. Peizer may be deemed to beneficially own or control. Mr. Peizer disclaims beneficial ownership of any such securities. Excludes shares issuable upon conversion of the Debenture, which is expected to be repaid in cash with the net proceeds of this offering, and includes an aggregate of 6,813,082 shares expected to be issued to Acuitas upon completion of this offering in connection with the automatic exercise of the Bridge Financing Warrants and the committed exercise of its purchase option granted in connection with its initial investment in the Company. After giving effect to such issuance and the completion of this offering, Acuitas is expected to beneficially own 11,072,038 shares in total, or __%of the outstanding shares of common stock.

(3)	Includes warrants to purchase 8,564 shares of common stock and options to purchase 24,800 shares of common stock, all of which are exercisable within the next 60 days. Common stock beneficially owned by Mr. Adams includes 1,120 and 1,200 shares of common stock held of record by Mr. Adams, as custodian for Elliott P. Adams and Jeremy P. Adams, respectively; and 2,924 shares of common stock held of record by Elliott P. Adams. Each of Elliott P. Adams and Jeremy P. Adams are family members of Mr. Adams and, as a result, Mr. Adams may be deemed to beneficially own shares held by (or for the benefit of) such family members.

(4)	Represents options to purchase 1,600 shares of common stock exercisable in the next 60 days.

(5)	Includes options to purchase 3,200 shares of common stock exercisable in the next 60 days.

(6)	Includes warrants to purchase 70,667 shares of common stock and options to purchase 3,200 shares of common stock, all of which are exercisable within the next 60 days. All shares of common stock, warrants and options are held of record by Do & Rickles Investments, LLC, a limited liability company 100% owned by Cuong Do and his wife, and as such, Mr. Do may be deemed to beneficially own or control.

(7)	Includes warrants to purchase 18,788 shares of common stock and options to purchase 3,200 shares of common stock, all of which are exercisable in the next 60 days.

(8)	Includes warrants to purchase 13,606 shares of common stock and options to purchase 3,200 shares of common stock, all of which are exercisable within the next 60 days. Common stock held by Michael Sherman includes 13,333 shares of the common stock held of record by Sherman Children’s Trust Brian Krisber, Trustee. All shares of common stock, warrants and options are deemed to be beneficially owned or controlled by Michael Sherman.

(9)	Includes options to purchase 800 shares of common stock, which are exercisable within the next 60 days.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

During the period commencing July 1, 2018 and through the date of this Annual Report on Form 10-K, we have not engaged in any transactions with any officer, director or holder of more than 5% of our common stock, except as follows:

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

The Purchase Agreement contained customary representations and warranties. In connection with the disclosure schedule associated with the representations and warranties, we also disclosed customary information, including the following: (i) the existence of the Mallinckrodt petition before the PTAB, (ii) our capitalization, (iii) our obligation to pay a low single digit royalty on the net sales of BIV201 (continuous infusion terlipressin) to be shared among LAT Pharma LLC members, PharmaIN Corporation and The Barrett Edge, Inc. pursuant to the Agreement and Plan of Merger, dated April 11, 2016, by and between LAT Pharma LLC and us, (iv) our obligation to pay a low single digit royalty on net sales of all terlipressin products covered by specified patents up to a maximum of $200,000 per year pursuant to the Technology Transfer Agreement, dated July 25, 2016, by and between us and the University of Padova (Italy), and (v) certain recent issuances of common stock by us.

Each share of Preferred Stock automatically converted into 1 shares of common stock upon the filing with the Secretary of State of the State of Nevada of a Certificate of Amendment to our Articles of Incorporation (the “Amendment”) on August 13, 2018 that increased the number of authorized shares of common stock to 800,000,000. The Amendment was approved by the written consent of the holders of more than a majority of our issued and outstanding common stock on July 3, 2018 and was filed with the Secretary of State of the State of Nevada 20 calendar days following the distribution of our Definitive Information Statement on Schedule 14 that was filed with the SEC on July 13, 2018.

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

- Acuitas agreed to (i) waive its rights to a 50% adjustment of the purchase price of the Preferred Stock in the Initial Sale, the exercise price of the Warrants and the price per share in the Subsequent Sale in the event of certain reductions in the useful life of our current intellectual property rights, and (ii) effectively exercise its rights to purchase securities in a Subsequent Sale pursuant to a “cashless purchase” at an assumed current market price of approximately $11.25 per share, conditioned in each case on the listing of our common stock on Nasdaq or the raising of $2.0 million in additional funds in the form of another securities offering, in either case not later than November 30, 2019, which will result Acuitas having irrevocably waived its rights to an adjustment in the purchase price of the Preferred Stock in the Initial Sale and the exercise price of the Warrants and the purchase price of per share in the Subsequent Sale upon the issuance by us of an aggregate of 1,339,958 shares of common stock (the “Subsequent Sale Shares”) to Acuitas, which is expected to occur concurrently with the closing of this offering;

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

On September 24, 2019, the Company, entered into a Securities Purchase Agreement (the “2019 Purchase Agreement”) with Acuitas pursuant to which (i) Acuitas agreed to purchase a 10% OID Convertible Delayed Draw Debenture (the “Debenture”) due September 24, 2020 for an aggregate commitment amount of up to $2.0 million, and (ii) the Company issued 1,125,000 shares (the “Commitment Shares”) of the Company’s common stock and warrants (the “Commitment Warrants”) to purchase an equal number of shares, each subject to the terms and conditions set forth in the 2019 Purchase Agreement. The Debenture accrues additional principal at the rate of 6% per annum and interest at the rate of 10% per annum, is convertible into shares of common stock at $4.00 per share prior to the completion of this offering or, subsequent to the closing of this offering, the lower of $4.00 or 80% of the offering price per unit to the public in this offering and are mandatorily redeemable upon such closing at 100% of the accrued principal amount and unpaid interest to the date of redemption. The Commitment Warrants are five year warrants, exercisable at an amount equal to the lower of $4.00 or 80% of the offering price per unit to the public in this offering. Upon entering into the 2019 Purchase Agreement, the Company drew an initial $500,000 under the Debenture and in accordance with the 2019 Purchase Agreement, Acuitas received an additional 125,000 warrants (the “Bridge Warrants”) having the same terms as the Commitment Warrants. Any future draws under the Debenture, which may be made from and after October 15, 2019, November 15, 2019 and December 15, 2019 in equal tranches of $500,000 each, will entitle Acuitas to receive additional Bridge Warrants in equal amount upon such funding. In addition, the 2019 Purchase Agreement provides that, should the underwriters in this offering exercise their option to purchase additional securities during the 45 days following closing and the issuance of such securities would result in Acuitas’ beneficial ownership (on a fully diluted basis) of shares of common stock being below 60%, Acuitas shall be issued a number of additional shares of common stock and warrants having the same terms as the Commitment Warrants to result in its beneficial ownership (on a fully diluted basis) of shares of common stock equaling 60%.

The issuance of 1,125,000 shares of the Company’s commons stock and warrants to purchase an equal amount number of shares, to its controlling stockholder for the Bridge Financing was accounted for as a deemed dividend due to its related party nature and $17.1 million representing the excess of the fair value of the consideration given for the financing, net of debt discount; was recorded in accumulated deficit for the year ended June 30,2020, accordingly. (See accompanied Statements of Changes in Stockholders’ (Deficit) Equity). A debt discount of $500,000 against the debenture was recorded which will be amortized over the term of the debenture using the effective interest method. The Company recognized amortization of the discount the year ended June 30, 2020 was $37,136.

The Company received draws under the Debenture that totaled $1.3 million during the year ended June 30, 2020, The total interest expense related to the draws under the Debenture was approximately $99,000 for the year ended June 30, 2020. On April 1, 2020 the Company entered into an amendment to modify the payment of accrued interest amounts under the original terms of the Debenture to capitalize all such amounts as would otherwise accrue on the Debenture. On January 4, 2020, payment of $13,487 accrued interest due was paid through the issuance of 4,422 shares of the Company’s common stock. Acuitas and the Company continue to discuss the need and timing for some or all the remaining draws under the Debenture Agreement. Subsequent to the initial $500,000 draw on September 24, 2019, the Company received draws that totaled $813,000 as July 13, 2020, and accordingly; the Company issued additional Bridge Warrants to purchase 203,250 shares of common stock to its controlling stockholder under the terms of the Bridge Financing.

On July 14, 2020, the Company, entered into a further extension of its letter agreements dated April 8, 2020, that furthered extended its letter agreement dated February 10, 2020 with Acuitas regarding Acuitas’ previous agreement to modify its existing rights under the Purchase Agreement dated July 3, 2018 with the Company so that its June 2019 waiver of its rights to a 50% adjustment of the purchase price applicable to its initial investment in the Company and the exercise price of the warrants received in such transaction and the price per share should it exercise certain rights to purchase additional securities in the event of certain reductions in the useful life of the Company’s intellectual property rights and commitment to purchase such securities upon the closing of the Company’s planned public offering of shares of Class A common stock (the “Common Stock”) as described in its Registration Statement on Form S-1 (File No. 333-231136) and commitment to purchase such additional securities would remain effective until October 31, 2020, and accordingly Acuitas shall be entitled to receive an aggregate of 5,359,832 shares of Common Stock at such closing. In addition, the parties agreed that certain draws under the Company’s current bridge financing with Acuitas were to be made based with respect to the Company’s ongoing capital requirements and current market conditions, notwithstanding certain scheduled availability dates set forth in the 10% OID Convertible Delayed Draw Debenture issued in connection therewith. The letter agreement of July 14, 2020 also confirmed the understanding between the Company and Acuitas regarding certain amounts funded to BioVie that were intended as “partial draws” of credit available under the Debenture which, as of the date hereof aggregated $813,000 in aggregate principal amount in additional to amounts initial funded under the Debenture. Accordingly, such “partial draws” shall accrue additional principal as amounts otherwise funded pursuant to the original schedule of draws included in the Debenture (as modified by the letter agreement between BioVie and Acuitas dated April 1, 2020 regarding the capitalization of interest otherwise payable) and shall entitle Acuitas to receive a pro rata amount of Bridge Warrants.

Pursuant to the 2019 Purchase Agreement, Acuitas has agreed to further modify its existing rights under the Purchase Agreement dated July 3, 2018 with the Company so that Acuitas’ previous agreement in June 2019 to waive its rights to a 50% adjustment of the purchase price of the Preferred Stock in the July 2018 transaction, the exercise price of the warrants in such transaction and the price per share in a Subsequent Sale in the event of certain reductions in the useful life of our current intellectual property rights, and effectively exercise its rights to purchase securities in a Subsequent Sale pursuant to a “cashless purchase” at an assumed current market price of approximately $11.25 per share, conditioned in each case on the listing of the Company’s common stock on Nasdaq or the raising of $2.0 million in additional funds in the form of another securities offering, in either case not later than November 30, 2019, such that Acuitas will have irrevocably waived its rights to an adjustment in the purchase price of the Preferred Stock in the Initial Sale and the exercise price of the Warrants and the purchase price of per share in the Subsequent Sale upon the issuance by us of an aggregate of 2,679,916 shares of common stock and 2,679,916 warrants having the same terms as the Commitment Warrants to Acuitas, which is currently expected with the closing of this offering.

Pursuant to an amendment to the 2019 Purchase Agreement dated October 9, 2019, Acuitas agreed to modify its existing rights under the 2019 Purchase Agreement so that:

•	The Commitment Warrants (and related warrants issued upon the first draw under the Debenture) were replaced with warrants having similar terms, but which are automatically exercised upon the closing of this offering at an exercise price equal to the par value of the common stock;

•	Acuitas' existing rights under the Purchase Agreement dated July 3, 2018 with the Company were further amended so that the number of Subsequent Sale Shares would be multiplied by four (in lieu of the changes to the Purchase Agreement originally provided for in the 2019 Purchase Agreement); and

•	The provisions of the 2019 Purchase Agreement providing that, should the underwriters in this offering exercise their option to purchase additional securities during the 45 days following closing and the issuance of such securities would result in Acuitas’ beneficial ownership (on a fully diluted basis) of shares of common stock being below 60%, Acuitas will be issued a number of additional shares of common stock and warrants having the same terms as the Commitment Warrants to result in its beneficial ownership (on a fully diluted basis) of shares of common stock equaling 60% have been modified such that, upon the exercise of such option by the underwriters, the Company will issue to Acuitas a number of securities that will result in Acuitas’ fully diluted beneficial ownership after the exercise of such option being the same as prior thereto.

Issuance of Shares in Settlement of Debt

During the fiscal year ended June 30, 2019, we settled $1,475,765 of debt including $1,313,765 owed to related parties, by issuing 7,803 shares of common stock with a fair value of $1,150,135. See Notes 5 and 6 to the financial statements for the fiscal years ended June 30, 2019 and 2018, appearing elsewhere in this annual report.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table shows what the auditor billed for the audit and other services for the years ended June 30, 2020 and 2019.

	Year Ended June 30, 2020	Year Ended June 30, 2019
Audit Fees	$130,000	$63,000
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—

Total	$130,000	$63,000

Audit Fees—This category includes the audit of the Company’s annual financial statements, review of financial statements included in the Company’s Form 10-Q Quarterly Reports and services that are normally provided by the independent auditors in connection with engagements for those years.

Audit-Related Fees —N/A

Tax Fees—N/A

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1),(2) Financial Statements

The Financial Statements listed on page F-1 of this document are filed as part of this filing.

(a)(3) Exhibits

The following is a list of exhibits filed as a part of this report:

Exhibit Number	Description of Document
2.1	Agreement and Plan of Merger, dated April 11, 2016, among the Company, LAT Acquisition Corp and LAT Pharma, LLC (incorporated by reference to Exhibit 2.1 the Company’s Current Report on Form 8-K filed on April 15, 2016).
3.1	Articles of Incorporation of the Company as filed with the Secretary of State of Nevada (incorporated by reference to Exhibit 3.1 to the Company’s registration statement on Form S-1 filed on August 15, 2013, File No. 333-190635).
3.2	Certificate of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on July 22, 2016).
3.3	Certificate of Amendment to Articles of Incorporation (incorporated by reference to Appendix A to the Company’s Information Statement on Schedule 14C filed on July 13, 2018).
3.4	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on July 3, 2018).
3.5	Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s registration statement on Form S-1 filed on August 15, 2013, File No. 333-190635).
3.6	Certificate of Amendment to Articles of Incorporation
4.1	Specimen Certificate representing shares of Class A Common Stock. (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1, File No. 333-231136)
4.2	Form of Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on September 25, 2019).
4.3	Form of 10% OID Convertible Delayed Draw Debenture (incorporated by reference to Exhibit 4.1 the Company’s Current Report on Form 8-K filed on September 25, 2019).
4.4	Description of Securities
10.1	Securities Purchase Agreement, dated as of July 3, 2018, by and among BioVie Inc., Acuitas Group Holdings, LLC and the Purchasers identified therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 3, 2018).
10.2	Employment Agreement between Jonathan Adams and the Company dated, April 11, 2016. (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1, File No. 333-231136)
10.4	Amendment No. 1 to Employment Agreement between Jonathan Adams and the Company dated July 3, 2018. (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1, File No. 333-231136)
10.5	Letter Agreement between Acuitas Group Holdings, LLC and the Company dated June 24, 2019. (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1, File No. 333-231136)

10.6	BioVie Inc. 2019 Omnibus Equity Incentive Plan (incorporated by reference to Appendix D to the Definitive Information Statement on Schedule 14C, filed on May 8, 2019)
10.7	Securities Purchase Agreement dated as of September 24, 2019 by and among BioVie Inc. and Acuitas Group Holdings, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 25, 2019)
10.8	Amendment to Securities Purchase Agreement, dated as of October 9, 2019, by and between the Company and Acuitas Group Holdings, LLC (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on October 9, 2019)
10.9	BioVie, Inc. Letter Agreement with Acuitas Group Holdings, LLC dated as of February 10, 2020 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on February 13, 2020).
10.10	BioVie, Inc. Letter Agreement with Acuitas Group Holdings, LLC dated as of April 8, 2020 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on May 13, 2020).
10.11	BioVie, Inc. Letter Agreement with Acuitas Group Holdings, LLC dated as of July 14, 2020. (incorporated by reference to Exhibit 10.11 to the Company's Registration Statement on Form S-1, File No. 333-231136)
14.1	Code of Conduct and Ethics of BioVie Inc. (incorporated by reference to Exhibit 14.1 to the Company’s Registration Statement on Form S-1, File No. 333-231136).
31.1	Rule 13a-14(a) Certification
31.2	Rule 13a-14(a) Certification
32.1	Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

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

Person	Capacity	Date

/s/ Terren Peizer	Chairman and Chief Executive Officer	August 6, 2020
Terren Peizer	(Principal Executive Officer)

/s/ J. Wendy Kim	Chief Financial Officer and Corporate Secretary	August 6, 2020
J. Wendy Kim	(Principal Financial Officer)

/s/ Jonathan Adams	President and Chief Operating Officer	August 6, 2020
Jonathan Adams

/s/ Cuong Do	Director	August 6, 2020
Cuong Do

/s/ Jim Lang	Director	August 6, 2020
Jim Lang

/s/ Michael Sherman	Director	August 6, 2020
Michael Sherman

/s/ Richard J. Berman	Director	August 6, 2020
Richard J. Berman

/s/ Steve Gorlin	Director	August 6, 2020
Steve Gorlin

/s/ Robert Hariri	Director	August 6, 2020
Robert Hariri

/s/ Sigmund Rogich	Director	August 6, 2020
Sigmund Rogich

BioVie, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

BioVie. Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of BioVie, Inc. (the “Company") as of June 30, 2020 and 2019 and the related statements of operations, changes in stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2020 and 2019, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

EISNERAMPER LLP

Iselin, New Jersey

August _ 2020

BioVie Inc.

Balance Sheets

	June 30,	June 30,
	2020	2019
ASSETS

CURRENT ASSETS:
Cash	$37,195	$339,923
Other assets	375,785	334,150
Total current assets	412,980	674,073

OTHER ASSETS:
Intangible assets, net	1,325,226	1,554,603
Goodwill	345,711	345,711
Total other assets	1,670,937	1,900,314

TOTAL ASSETS	$2,083,917	$2,574,387

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$1,259,206	$443,480
Derivative liability - warrants	16,411,504	—
Derivative liability - conversion option on convertible debenture	5,000,800	—
Convertible debenture - related party, net of unearned discount $462,864 and capitalized accrued interest of $48,407 and $0 at June 30, 2020 and June 30, 2019, respectively	848,543	—
Total current liabilities	23,520,053	443,480

LONG TERM LIABILITIES:
Loan Payable	62,500	—
TOTAL LIABILITIES:	23,582,553	443,480

Commitments and contingencies (Note 7)

STOCKHOLDERS' (DEFICIT) EQUITY

Preferred stock; $0.001 par value; 10,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $0.0001 par value; 800,000,000 shares authorized at June 30, 2020 and June 30, 2019, respectively; 5,204,392 and 4,058,724 shares issued and outstanding at June 30, 2020 and June 30, 2019, respectively	520	406
Additional paid in capital	19,538,742	9,392,573
Accumulated deficit	(41,037,898)	(7,262,072)
Total stockholders' (deficit) equity	(21,498,636)	2,130,907

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY	$2,083,917	$2,574,387

The accompanying notes are an integral part of the financial statements.

BioVie Inc.

Statements of Operations

	Year ended	Year ended
	June 30, 2020	June 30 2019

OPERATING EXPENSES:
Amortization	$229,377	$229,377
Research and development expenses	1,150,581	1,008,100
Selling, general and administrative expenses	1,312,930	1,259,096
TOTAL OPERATING EXPENSES	2,692,888	2,496,573

LOSS FROM OPERATIONS	(2,692,888)	(2,496,573)

OTHER EXPENSE (INCOME):
Change in fair value of derivative liabilities	9,211,686	—
Gain on settlement of debt	—	(51,400)
Interest expense	4,772,429	273
Interest income	(234)	(1,159)
TOTAL OTHER EXPENSE (INCOME), NET	13,983,881	(52,286)

NET LOSS	$(16,676,768)	$(2,444,287)

Deemed dividends for commitment shares and rachet adjustments	17,099,058	48,659

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(33,775,826)	$(2,492,946)

NET LOSS PER COMMON SHARE
- Basic	$(6.85)	$(0.98)
- Diluted	$(6.85)	$(0.98)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
- Basic	4,929,497	2,539,611
- Diluted	4,929,497	2,539,611

The accompanying notes are an integral part of the financial statements.

BioVie Inc.

Statements of Changes in Stockholders’ Equity (Deficit)

For the Years Ended June 30, 2020 and 2019

	Preferred	Preferred	Common	Common	Additional		Total
	Stock	Stock	Stock	Stock	Paid in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity/(Deficit)

Balance, June 30, 2018	—	$—	788,308	$79	$4,880,246	$(4,769,126)	$111,199

Issuance of preferred stock in a private placement	2,133,332	3,200,000	—	—	3,200,000	—	3,200,000

Conversion of preferred stock to common stock	(2,133,332)	(3,200,000)	1,706,666	171	(171)	—	—

Issuance of shares in exchange for debt settlement	—	—	7,804	1	1,150,134	—	1,150,135

Issuance of shares for services	—	—	11,200	1	48,999	—	49,000

Stock option compensation	—	—	—	—	64,860	—	64,860

Cashless exercise of warrants	—	—	1,544,746	154	(154)	—	—

Deemed dividends for ratchet adjustment to warrants	—	—	—	—	48,659	(48,659)	—

Net loss for the three months ended September 30, 2018	—	—	—	—	—	(2,444,287)	(2,444,287)

Balance, June 30, 2019	—	$—	4,058,724	$406	$9,392,573	$(7,262,072)	$2,130,907

Issuance of commitment shares	—	—	1,125,000	112	10,068,638	—	10,068,750

Deemed dividend for commitment shares	—	—	—	—	—	(17,099,058)	(17,099,058)

Stock option compensation	—	—	—	—	24,846	—	24,846

Issuance of shares for services	—	—	11,200	1	39,199	—	39,200

Issuance of shares for interest payment	—	—	4,422	—	13,487	—	13,487

Cashless exercise of options	—	—	5,046	1	(1)	—	—

Net loss	—	—	—	—	—	(16,676,768)	(16,676,768)

Balance, June 30, 2020	—	$—	5,204,392	$520	$19,538,742	$(41,037,898)	$(21,498,636)

The accompanying notes are an integral part of the financial statements.

BioVie Inc.

Statements of Cash Flows

	Year ended	Year ended
	June 30, 2020	June 30, 2019

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(16,676,768)	$(2,444,287)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of intangible assets	229,377	229,377
Common shares issued for service	39,200	49,000
Common shares issued for interest payment	13,487	—
Stock based compensation expense	24,846	64,860
Gain on settlement of debt	—	51,400
Interest expense from convertible debenture	4,755,853	—
Change in fair value of derivative liabilities	9,211,686	—
Changes in operating assets and liabilities
Other assets	(41,635)	(334,150)
Accounts payable and accrued expenses	815,726	(117,777)
Net cash used in operating activities	(1,628,228)	(2,501,577)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt	—	(244,300)
Proceeds from issuance of preferred shares	—	3,040,000
Proceeds from convertible debenture - related party	1,263,000	—
Proceeds from loan payable	62,500
Net cash provided by financing activities	1,325,500	2,795,700

Net (decrease) increase in cash	(302,728)	294,123

Cash, beginning of period	339,923	45,800

Cash, end of period	$37,195	$339,923

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$3,093	$—
Cash paid for taxes	$—	$—

SCHEDULE OF NON-CASH FINANCING ACTIVITIES:
Conversion of preferred shares to common stock	$—	$3,200,000
Settlement of debt by issuance of common stock and forgiveness of debt	$—	$1,150,135
Cashless exercise of warrants	$—	$19,309
Deemed dividends for ratchet adjustments to warrants	$—	$48,659
Deemed dividends for commitment shares	$17,099,058	$—
Stock warrants classified as derivative liability	$7,530,308	$—

The accompanying notes are an integral part of the financial statements.

BioVie Inc.

Notes to Financial Statements

For the Years Ended June 30, 2020 and 2019

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

BioVie began administering BIV201 to patients in a Phase 2a clinical trial in patients with refractory ascites due to advanced liver cirrhosis at the McGuire Research Institute Inc. in Richmond, VA in September 2017. In April 2019, we announced top-line results and in June met with representatives of the FDA for a Type C Guidance Meeting to discuss the study results and plan our next clinical study. In July 2019, the FDA provided meeting minutes for the Company’s proposed randomized and controlled study design. In September we requested a Type B Meeting and subsequently submitted an extensive pre-meeting information package. In April 2020, the FDA provided a written response that provided new guidance regarding primary and secondary endpoints, BIV201 dosing levels, quality of life measures and other key aspects of the clinical trial design. In May 2020 they answered certain follow-up questions enabling the Company to complete the Phase 2 clinical trial protocol which will be finalized soon. The Phase 2 study will be used to guide the design of a pivotal Phase 3 clinical trial. We are developing a patent-pending novel liquid formulation of terlipressin for use in this study that is intended to improve convenience for outpatient administration and avoid potential formulation errors that may occur when pharmacists reconstitute the powder version.

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

 BioVie Inc.

Notes to Financial Statements

For the Years Ended June 30, 2020 and 2019

2.	Liquidity and Going Concern

The Company’s operations are subject to a number of factors that can affect its operating results and financial conditions. Such factors include, but are not limited to: the results of clinical testing and trial activities of the Company’s products, the Company’s ability to obtain regulatory approval to market its products, competition from products manufactured and sold or being developed by other companies, the price of, and demand for, Company products, the Company’s ability to negotiate favorable licensing or other manufacturing and marketing agreements for its products, and the Company’s ability to raise capital. The Company’s financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of June 30, 2020, the Company had an accumulated deficit of approximately $41 million. In addition, the Company has not generated any revenues and no revenues are expected in the foreseeable future. The Company’s future operations are dependent on the success of the Company’s ongoing development and commercialization effort, as well as continuing to secure additional financing.

On September 24, 2019, the Company entered into a Securities Purchase Agreement with its controlling stockholder regarding bridge financing (the “Bridge Financing”) in the form of up to $2.0 million in convertible debt and warrants, of which approximately $1.3 million has been drawn and reflected in the amount of $848,543, net of unearned discount of $462,864 as Convertible debenture - related party in the accompanying balance sheet at June 30, 2020 Amounts borrowed under the Bridge Financing must be repaid with the proceeds of our potential public offering of equity securities referred to below. The availability of additional draws under the Bridge Financing is under further discussion with the controlling stockholder in light of delays in the timing of the potential public offering. As further discussed below, the Company is pursuing various options to raise further financing to continue the testing and development of its product. If the Company is not successful in raising additional funds it may reduce its monthly spend and potentially delay the implementation of the larger scale Phase 2 and Phase 3 clinical trials until sufficient funding is secured.

The future viability of the Company is largely dependent upon its ability to raise additional capital to finance its operations. Management expects that future sources of funding may include sales of equity, obtaining loans, or other strategic transactions The emergence of widespread health emergencies or pandemics, such as coronavirus ("COVID-19"), may lead to continued regional quarantines, business shutdowns, labor shortages, disruptions to supply chains, and overall economic instability, including the duration and spread of the outbreak and restrictions and the impact of COVID-19 on the financial markets and the overall economy, all of which are highly uncertain and cannot be predicted. If the financial markets and/or the overall economy continue to be impacted for an extended period, the Company’s ability to raise funds may be materially adversely affected.

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

For the Years Ended June 30, 2020 and 2019

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

Other Assets

Other assets consists of direct costs related to capital raise and filing of the registration statement legal fees and investment banking fees incurred to raise capital. The costs will be offset against proceeds received once the Company raises the capital.

Fair Value of Financial Instruments

Fair value is defined as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value for applicable assets and liabilities, we consider the principal or most advantageous market in which we would transact and we consider assumptions market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of nonperformance. This guidance also establishes a fair value hierarchy to prioritize inputs used in measuring fair value as follows:

●	Level 1: Observable inputs such as quoted prices in active markets;

●	Level 2: Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and

●	Level 3: Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions

BioVie Inc.

Notes to Financial Statements

For the Years Ended June 30, 2020 and 2019

3.	Significant Accounting Policies (continued)

The Company’s financial instruments include cash, accounts payable, related party loans and a demand promissory note. The carrying amounts of cash and accounts payable approximate their fair value, due to the short-term nature of these items.

Loan Pursuant to Paycheck Protection Program

The Company received $62,500 in loan proceeds pursuant to the Paycheck Protection Program (“PPP”), under the Coronavirus Aid Relief and Economic Security (CARES) Act. The PPP Loan is evidenced by a loan application and payment agreement by and between the Company and Lender. The Company applied for the loan in May 2020 and received funding for its maximum amount of $62,500 on May 21, 2020. The term of the loan is for 60 months and matures on the fifth year anniversary from the date of funding. It bears interest at an annual rate of 1%. The PPP is subject to 100% forgiveness. Currently, the application process to apply forgiveness occurs 24 weeks after the funding date. The Company intends to file the application for forgiveness, accordingly, unless the pending outcome of a new ruling is approved that forgives all the PPP loans under $160,000. There can be no assurance that such forgiveness will occur. The Company is accounting for the loan as debt and if forgiveness is granted the Company will recognize a gain on extinguishment.

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

The Company recognizes uncertainty in income taxes in the financial statements using a recognition threshold and measurement attribute of a tax position taken or expected to be taken in a tax return. The Company applies the “more-likely-than-not” recognition threshold to all tax positions, commencing at the adoption date of the applicable accounting guidance, which resulted in no unrecognized tax benefits as of such date. Additionally, there have been no unrecognized tax benefits subsequent to adoption. The Company has opted to classify interest and penalties that would accrue, if any, according to the provisions of relevant tax law as general and administrative expenses, in the statements of operations. For the years ended June 30, 2020 and 2019 there was no such interest or penalty.

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

BioVie Inc.

Notes to Financial Statements

For the Years Ended June 30, 2020 and 2019

3.	Significant Accounting Policies (continued)

The table below shows the number of outstanding stock options and warrants as of June 30, 2020 and June 30, 2019:

	June 30, 2020	June 30, 2019
	Number of Shares	Number of Shares
Stock Options	60,400	58,000
Warrants	1,374,667	124,667
Total	1,435,067	182,667

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

Goodwill

Goodwill is recorded when the purchase price paid for an acquisition exceeds the fair value of net identified tangible and intangible assets acquired. The Company performs an annual impairment test of goodwill and further periodic tests to the extent indicators of impairment develop between annual impairment tests. The Company’s impairment review process compares the fair value of the reporting unit to its carrying value, including the goodwill related to the reporting unit. To determine the fair value of the reporting unit, the Company may use various approaches including an asset or cost approach, market approach or income approach or any combination thereof. These approaches may require the Company to make certain estimates and assumptions including future cash flows, revenue and expenses. These estimates and assumptions are reviewed each time the Company tests goodwill for impairment and are typically developed as part of the Company’s routine business planning and forecasting process. While the Company believes its estimates and assumptions are reasonable, variations from those estimates could produce materially different results. The Company did not recognize any goodwill impairments for the years ended June 30, 2020 and 2019.

BioVie Inc.

Notes to Financial Statements

For the Years Ended June 30, 2020 and 2019

3.	Significant Accounting Policies (continued)

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

Reclassifications

Certain prior year amounts have been reclassed for consistency with current year presentation. These reclassifications had no effect on the reported results of operations.

Recent accounting pronouncements

The Company considers the applicability and impact of all Accounting Standard Updates (“ASU’s”). ASU’s not discussed below were assessed and determined to be either not applicable or expected to have minimal impact on our balance sheets or statement of operations.

In June 2018, the FASB issued ASU 2018-07, “Compensation – Stock Compensation (Topic 718): Improvements to Non-employee Share-Based Accounting”. This guidance aligns the accounting for share-based payment transactions with non-employees to accounting for share-based payment transactions with employees. Companies are required to record a cumulative-effect adjustment (net of tax) to retained earnings as of the beginning of the fiscal year of the adoption. Upon transition, non-employee awards are required to be measured at fair value as of the adoption date. This standard will be effective for fiscal years beginning December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The Company’s adoption of this ASU as of July 1, 2019 had no impact on the financial statements.

In August 2018, the FASB issued ASU 2018-13, “Fair value measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement”. The new guidance modifies the disclosure requirements on fair value measurements. ASU 2018-13 is effective for fiscal years beginning after December 15, 2019. Early adoption is permitted. The Company does not expect ASU 2018-13 to have a significant impact to its financial statements and related disclosures.

BioVie Inc.

Notes to Financial Statements

For the Years Ended June 30, 2020 and 2019

4.	Intangible Assets

The Company’s intangible assets consist of intellectual property acquired from LAT Pharma, Inc. and are amortized over their estimated useful lives. The following is a summary of the intangible assets as of June 30, 2020 and 2019:

	June 30, 2020	June 30, 2019

Intellectual Property	$2,293,770	$2,293,770
Less Accumulated Amortization	(968,544)	(739,167)
Intellectual Property, Net	$1,325,226	$1,554,603

Amortization expense amounted to $229,377 for each of the years ended June 30, 2020 and 2019, respectively. The Company amortizes intellectual property over the expected original useful lives of 10 years.

Estimated future amortization expense is as follows:

Year ending June 30,
2021	229,377
2022	229,377
2023	229,377
2024	229,377
2025	229,377
Thereafter	178,341
$ 1,325,226

5.	Renegotiated Debt

On July 19, 2018, Geis-Hides Consulting LLC entered into an Accord and Debt Satisfaction Agreement with the Company in which the consulting firm agreed to release the Company from all liabilities arising from the Original Contract and Debt Repayment Plan dated December 15, 2013 totaling $132,000 and received cash of $65,000 and 2,080 common shares in satisfaction. The common shares were valued at the market price on the date of settlement at $7.50 per common share. The gain of $51,400 on the settlement of debt was reflected on the Statements of Operations as “other income” for the year ended June 30, 2019.

BioVie Inc.

Notes to Financial Statements

For the Years Ended June 30, 2020 and 2019

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

On August 8, 2018, Barrett Ehrlich (Independent contractor, related party to Elliot Ehrlich and shareholder) on behalf of The Barrett Edge Inc. (“Barrett”) entered into an Accord and Debt Satisfaction Agreement with the Company in which Barrett agreed to release the Company from all liabilities including the original contract to defer payment of accrued consulting fees dated March 23, 2017, the promissory note issued by the Company to defer payment of accrued consulting fees; loan to the Company for $14,000, and subsequent unpaid consulting fees, totaling $543,014, and received cash of $131,333 and 3,947 common shares in satisfaction. The common shares were valued at the market price on the date of settlement at $16.25 per common share. The gain of $361,548 on the settlement of debt was reflected in the additional paid in capital for the year ended June 30, 2019.

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

On July 9, 2018, Elliot Ehrlich (former CEO and shareholder) entered into an Accord and Debt Satisfaction Agreement with the Company in which he agreed to release the Company from all liabilities including the original contract to defer payment of accrued salary dated March 23, 2017, totaling the amount of $222,028 the promissory note issued by the Company to defer payment of accrued salary; and received cash of $22,273 and 1,777 common shares in satisfaction. The common shares were valued at the market price on the date of settlement at $7.50 per common share. The gain of $186,503 on the settlement of debt was reflected in the additional paid in capital for the year ended June 30, 2019.

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

The outstanding balance of the long-term note payable at June 30, 2019 was $0.

BioVie Inc.

Notes to Financial Statements

For the Years Ended June 30, 2020 and 2019

6.	Related Party Transactions (continued)

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

Each share of Preferred Stock automatically converted into 1 share of common stock upon the filing with the Secretary of State of the State of Nevada of a Certificate of Amendment to our Articles of Incorporation (the “Amendment”) on August 13, 2018 that increased the number of authorized shares of common stock to 800,000,000. The Amendment was approved by the written consent of the holders of more than a majority of our issued and outstanding common stock on July 3, 2018 and was filed with the Secretary of State of the State of Nevada 20 calendar days following the distribution of our Definitive Information Statement on Schedule 14 that was filed with the SEC on July 13, 2018.

BioVie Inc.

Notes to Financial Statements

For the Years Ended June 30, 2020 and 2019

6.	Related Party Transactions (continued)

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

BioVie Inc.

Notes to Financial Statements

For the Years Ended June 30, 2020 and 2019

6.	Related Party Transactions (continued)

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

The issuance of 1,125,000 shares of the Company’s commons stock and warrants to purchase an equal amount number of shares, to its controlling stockholder for the Bridge Financing was accounted for as a deemed dividend due to its related party nature and $17.1 million representing the excess of the fair value of the consideration given for the financing, net of debt discount; was recorded in accumulated deficit for the year ended June 30,2020, accordingly. A debt discount of $500,000 against the debenture was recorded which will be amortized over the term of the debenture using the effective interest method. The Company recognized amortization of the discount for the year ended June 30, 2020 of $37,136.

The Company received draws under the Debenture that totaled approximately $1.3 million during the year ended June 30, 2020. The total interest expense related to the draws under the Debenture was approximately $99,000 for the year ended June 30, 2020. On April 1, 2020 the Company entered into an amendment to modify the payment of accrued interest amounts under the original terms of the Debenture to capitalize all such amounts as would otherwise accrue on the Debenture. On January 4, 2020, payment of $13,487 accrued interest due was paid through the issuance of 4,422 shares of the Company’s common stock. Acuitas and the Company continue to discuss the need and timing for some or all the remaining draws under the Debenture Agreement. Subsequent to the initial $500,000 draw on September 24, 2019, the Company received draws that totaled $813,000 as July 13, 2020, and accordingly; the Company issued additional Bridge Warrants to purchase 203,250 shares of common stock to its controlling stockholder under the terms of the Bridge Financing. Accordingly, on April 16, 2020, the Company recorded the warrants to purchase 125,000 common stock related to the second $500,000 draw under the debenture as a derivative warrant liability as of June 30, 2020. The Company recorded the warrants related to the draws totaling $313,000 to purchase 78,250 common shares as derivative liabilities. The draws under the Debenture received subsequent to September 24, 2019 were previously reflected as note payable – related party in the previous filed 10-Q for the fiscal year ended June 30, 2020. During the fourth quarter the note payable -related party, were reclassified as the Debenture in the accompanying balance sheet at June 30, 2020, in accordance with the letter agreement of July 14, 2020 which re-confirmed the understanding between the Company and Acuitas regarding the certain amounts funded to BioVie that were intended as “partial draws”.  See below for discussion regarding the letter agreement of July 14, 2020.

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

BioVie Inc.

Notes to Financial Statements

For the Years Ended June 30, 2020 and 2019

6.	Related Party Transactions (continued)

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

On July 14, 2020, the Company, entered into a further extension of its letter agreements dated April 8, 2020, that furthered extended its letter agreement dated February 10, 2020 with Acuitas regarding Acuitas’ previous agreement to modify its existing rights under the Purchase Agreement dated July 3, 2018 with the Company so that its June 2019 waiver of its rights to a 50% adjustment of the purchase price applicable to its initial investment in the Company and the exercise price of the warrants received in such transaction and the price per share should it exercise certain rights to purchase additional securities in the event of certain reductions in the useful life of the Company’s intellectual property rights and commitment to purchase such securities upon the closing of the Company’s planned public offering of shares of Class A common stock (the “Common Stock”) as described in its Registration Statement on Form S-1 (File No. 333-231136) and commitment to purchase such additional securities would remain effective until October 31, 2020, and accordingly Acuitas shall be entitled to receive an aggregate of 5,359,832 shares of Common Stock at such closing. In addition, the parties agreed that certain draws under the Company’s current bridge financing with Acuitas were to be made based with respect to the Company’s ongoing capital requirements and current market conditions, notwithstanding certain scheduled availability dates set forth in the 10% OID Convertible Delayed Draw Debenture issued in connection therewith. The letter agreement of July 14, 2020 also confirmed the understanding between the Company and Acuitas regarding certain amounts funded to BioVie that were intended as “partial draws” of credit available under the Debenture which, as of the date hereof aggregated $813,000 in aggregate principal amount in additional to amounts initial funded under the Debenture. Accordingly, such “partial draws” shall accrue additional principal as amounts otherwise funded pursuant to the original schedule of draws included in the Debenture (as modified by the letter agreement between BioVie and Acuitas dated April 1, 2020 regarding the capitalization of interest otherwise payable) and shall entitle Acuitas to receive a pro rata amount of Bridge Warrants.

BioVie Inc.

Notes to Financial Statements

For the Years Ended June 30, 2020 and 2019

7.	Commitments and Contingencies

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

BioVie Inc.

Notes to Financial Statements

For the Years Ended June 30, 2020 and 2019

8.	Fair Value Measurements

At June 30, 2020, the estimated fair value of derivative liabilities measured on a recurring basis are as follows:

	Fair Value Measurements at
	June 30, 2020
	Level 1	Level 2	Level 3	Total

Derivative liability - Warrants	$—	$—	$16,411,504	$16,411,504
Derivative liability -Conversion option on convertible debenture	—	—	5,000,800	5,000,800
Total derivatives	$—	$—	$21,412,304	$21,412,304

The following table presents the activity for liabilities measured at fair value using unobservable inputs for the year ended June 30, 2020:

	Derivative liabilities - Warrants	Derivative liability - Conversion Option on Convertible Debenture

Beginning balance at July 1, 2019	$—	$—
Additions to level 3 liabilities	9,561,652	2,638,966
Change in in fair value of level 3 liability	6,849,852	2,361,834
Transfer in and/or out of Level 3	—	—
Balance at June 30, 2020	$16,411,504	$5,000,800

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

BioVie Inc.

Notes to Financial Statements

For the Years Ended June 30, 2020 and 2019

8.	Fair Value Measurements (continued)

The warrants associated with the level 3 liability were issued on September 24, 2019 and were valued using the Black-Scholes-Merton model with the following assumptions: stock price of $8.95, exercise price of $4.00, term of 5 years expiring September 2024, volatility of 71.44%, dividend yield of 0%, and risk-free interest rate of 1.52%. The valuation at June 30, 2020 used the following assumptions: stock price of $14, exercise price of $4.00, term of 4.25 year expiring September 2024, volatility of 78.12%, dividend yield of 0%, and risk-free interest rate of 0.24%. (See note 6 “Related Party Transactions – Convertible debenture transactions”)

The warrants associated with the level 3 liability issued on April 16th, 2020 and were valued using the Black-Scholes-Merton model with the following assumptions: stock price of $3.95, exercise price of $4.00, term of 5 years expiring April 2025, volatility of 76.19%, dividend yield of 0%, and risk-free interest rate of 0.35%. The valuation at June 30, 2020 used the following assumptions: stock price of $14, exercise price of $4.00, term of 5 year expiring April 2025, volatility of 76.61%, dividend yield of 0%, and risk-free interest rate of 0.29%. (See note 6 “Related Party Transactions – Convertible debenture transactions”)

The warrants associated with the level 3 liability issued on June 30th, 2020 and were valued using the Black-Scholes-Merton model with the following assumptions: stock price of $14, exercise price of $4.00, term of 5 years expiring June 2025, volatility of 76.61%, dividend yield of 0%, and risk-free interest rate of 0.29%. (See note 6 “Related Party Transactions – Convertible debenture transactions”)

Derivative liability – Conversion option in convertible debenture

The Company valued the conversion option of the $2 million 10% OID Convertible Delayed Draw Debenture which may be convertible into shares of common stock at $4.00 per share prior to the completion of an offering or, subsequent to the closing of the offering, the lower of $4.00 or 80% of the offering price per unit to the public in such offering and are mandatorily redeemable upon such closing at 100% of the accrued principal amount and unpaid interest to the date of redemption. (See note 6 “Related Party Transactions – Convertible debenture transactions with Acuitas” as of September 24, 2019). The conversion option was valued on September 24, 2019 using the Black Scholes-Mertons model with the following assumptions: stock price of $8.95, conversion price of $4.00, term of 1 year expiring September 2020, volatility of 75.48%, dividend yield of 0%, and risk-free interest rate of 1.78%. The valuation at June 30, 2020 used the following assumptions: stock price of $14, conversion price of $4.00, term of 0.25 year expiring September 2020, volatility of 62.47%, dividend yield of 0%, and risk-free interest rate of 0.16%.

BioVie Inc.

Notes to Financial Statements

For the Years Ended June 30, 2020 and 2019

9.	Equity Transactions

Stock Options

The following table summarizes the activity relating to the Company’s stock options for the years ended June 30, 2020 and 2019:

	Options	Weighted-Average Exercise Price	Weighted Remaining Average Contractual Term	Aggregate Intrinsic Value
Outstanding at June 30, 2018	41,200	$15.00	5.8	$142,000
Granted	16,800	5.00	4.5	131,000
Options Exercised or Forfeited	—	—	—	—
Outstanding at June 30, 2019	58,000	12.50	5.2	273,000
Granted	10,400	3.88	4.5	105,200
Options Exercised or Forfeited	(8,000)	—	—	—
Outstanding at June 30, 2020	60,400	$11.06	4.2	$352,600
Exercisable at June 30, 2020	60,400	$11.06	4.2	$352,600

The fair value of each option grant on the date of grant is estimated using the Black-Scholes Option – Pricing model reflecting the following weighted-average assumptions:

	June 30 2020	June 30 2019
Expected life of options (In years)	5	5
Expected volatility	73.74%	69.77%
Risk free interest rate	1.63%	2.60%
Dividend Yield	0%	0%

Expected volatility is based on the historical volatilities of three comparable companies of the daily closing price of their respective common stock and the expected life of options is based on historical data with respect to employee exercise periods. The Company accounts for forfeitures as they are incurred.

The Company recorded stock-based compensation expense of $24,846 and $64,860 for the years ended June 30, 2020 and 2019, respectively.

BioVie Inc.

Notes to Financial Statements

For the Years Ended June 30, 2020 and 2019

9.	Equity Transactions (continued)

The following is a summary of stock options outstanding and exercisable by exercise price as of June 30, 2020:

Exercise Price	Outstanding	Weighted Average Contract Life	Exercisable
$2.80	8,000	4.6	8,000
$3.75	5,600	3.6	5,600
$6.25	3,200	3.6	3,200
$7.50	25,600	5.6	25,600
$8.75	1,600	5.4	1,600
$12.50	4,000	2.6	4,000
$25.00	1,600	2.3	1,600
$26.25	4,400	1.8	4,400
$27.50	800	1.7	800
$28.75	1,600	2.1	1,600
$31.25	4,000	1.4	4,000
Total	60,400		60,400

Issuance of Shares for Cash

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

BioVie Inc.

Notes to Financial Statements

For the Years Ended June 30, 2020 and 2019

9.	Equity Transactions (continued)

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

Each share of Preferred Stock automatically converted into 1 shares of common stock upon the filing with the Secretary of State of the State of Nevada of a Certificate of Amendment to our Articles of Incorporation (the “Amendment”) on August 13, 2018 that increased the number of authorized shares of common stock to 800,000,000. The Amendment was approved by the written consent of the holders of more than a majority of our issued and outstanding common stock on July 3, 2018 and was filed with the Secretary of State of the State of Nevada 20 calendar days following the distribution of our Definitive Information Statement on Schedule 14 that was filed with the SEC on July 13, 2018.

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

Pursuant to a letter agreement dated June 24, 2019, Acuitas has agreed to modify its existing rights under the Purchase Agreement so that:

-	Acuitas agreed to immediately exchange its existing 1,606,667 Warrants for common stock such that it will have effectively exercised its Warrants in full pursuant to a cashless exercise thereof at an assumed current market price of $45.00 per share and, as a result received an aggregate of 95% of the shares covered thereby, or 1,526,094 shares of common stock;

-	Acuitas agreed to (i) waive its rights to a 50% adjustment of the purchase price of the Preferred Stock in the Initial Sale, the exercise price of the Warrants and the price per share in the Subsequent Sale in the event of certain reductions in the useful life of our current intellectual property rights, and (ii) effectively exercise its rights to purchase securities in a Subsequent Sale pursuant to a “cashless purchase” at an assumed current market price of approximately $11.25 per share, conditioned in each case on the listing of our common stock on NASDAQ or the raising of $2.0 million in additional funds in the form of another securities offering, in either case not later than November 30, 2019, which will result Acuitas having irrevocably waived its rights to an adjustment in the purchase price of the Preferred Stock in the Initial Sale and the exercise price of the Warrants and the purchase price of per share in the Subsequent Sale upon the issuance by us of an aggregate of 1,339,958 shares of common stock (the “Subsequent Sale Shares”) to Acuitas.

BioVie Inc.

Notes to Financial Statements

For the Years Ended June 30, 2020 and 2019

9.	Equity Transactions (continued)

Issuance of Warrants for Cash and Cashless Exercise of Warrants

On August 4, 2018, the Company issued 17,936 shares of common stock pursuant to a cashless exercise of warrants to purchase 20,000 shares at an exercise price of $1.88 per share.

On May 13, 2019, the Company issued 479 shares of common stock pursuant to a cashless exercise of warrants to purchase 479 shares at an exercise price of $13.75 per share.

On June 24, 2019, the Company issued 1,526,094 shares of common stock pursuant to a cashless exercise of warrants to purchase 1,606,667 shares at an exercise price of $45.00 per share.

Issuance of Shares for Services

On January 2, 2019, the Company issued 11,200 shares of common stock as part of the annual board of director compensation. The share price on date of issuance was $4.38 per share.

On January 2, 2020, the Company issued 11,200 shares of common stock as part of the annual board of director compensation. The share price on date of issuance was $3.50.

On January 2, 2020, the Company paid accrued interest on the Debenture of $13,487 to Acuitas through the issuance of 4,422 shares of common stock.

Issuance of Shares in Settlement of Debt

During the year ended June 30, 2019, the Company settled $1,475,765 of debt and accrued compensation including $1,313,765 owed to related parties, by issuing 7,803 shares of common stock with a fair value of $1,150,135. See notes 5 and 6.

Issuance of Stock Options

On October 1, 2018, the Company issued stock options to purchase 800 shares of common stock to the Chief Financial Officer as part of her compensation. The stock options were issued and are exercisable at an exercise price of $8.75 at any time from date of issuance and expire in 5 years from the date of issuance.

On October 13, 2018, the Company issued stock options to purchase 800 shares of common stock as part of their annual board of director compensation. The stock options were issued and are exercisable at $6.25 at any time from date of issuance and expire in 5 years from the date of issuance.

On October 27, 2018, the Company issued stock options to purchase 800 shares of common stock as part of their annual board of director compensation. The stock options were issued and are exercisable at $6.25 at any time from date of issuance and expire in 5 years from the date of issuance.

BioVie Inc.

Notes to Financial Statements

For the Years Ended June 30, 2020 and 2019

9.	Equity Transactions (continued)

On November 10, 2018, the Company issued stock options to purchase 800 shares of common stock as part of their annual board of director compensation. The stock options are exercisable at an exercise price of $6.25 at any time from date of issuance and expire in 5 years from the date of issuance.

On January 19, 2019, the Company issued stock options to purchase 800 shares of common stock to each of five key employees or consultants and two company directors as part of his or her annual compensation, for an aggregate total of 5,600 stock options. The stock options are exercisable at an exercise price of $3.13 at any time from date of issuance until 5 years from the date of issuance.

On March 11, 2019, the Company issued stock options to purchase 8,000 shares of common stock to an investor relations (IR) consultant. The stock options were issued and are exercisable at $6.25 at any time from date of issuance and expire in 5 years from the date of issuance.

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

On June 26, 2020, the Company issued 5,046 shares of common stock pursuant to a cashless exercise of stock options to purchase 8,000 shares at an exercise price of $6.25 per share.

Warrant Price Adjustment

In December 2017, the Company issued warrants to purchase 20,000 shares of common stock in a private placement transaction for aggregate gross proceeds of $100,000. The warrants were exercisable at an exercise price of $25.00 at any time from date of issuance until 7 years from the date of issuance. The warrants have a down round feature that reduces the exercise price if the Company sells stock for a lower price.

In January 2018, the Company sold shares at $18.75, which therefore triggered the reduction in the strike price. The Company calculated the difference in fair value of the warrants between the stated exercise price and the reduced exercise price and recorded $20,995 as a deemed dividend.

In July 2018, the Company sold shares at $1.88, which therefore triggered the reduction in the strike price. The Company calculated the difference in fair value of the warrants between the stated exercise price and the reduced exercise price and recorded $44,889 as a deemed dividend. The fair value of the warrants granted was estimated using the Black Scholes Method.

BioVie Inc.

Notes to Financial Statements

For the Years Ended June 30, 2020 and 2019

9.	Equity Transactions (continued)

In January and February 2018, the Company issued warrants to purchase 1,680 shares of common stock in exchange for banking services which was recognized at fair value. The warrants were exercisable at an exercise price of $18.75 at any time from date of issuance until 7 years from the date of issuance. The warrants have a down round feature that reduces the exercise price if the Company sells stock for a lower price. In July 2018, the Company sold shares at $1.88, which therefore triggered the reduction in the strike price. The Company calculated the difference in fair value of the warrants between the stated exercise price and the reduced exercise price and recorded $3,770 as a deemed dividend. The fair value of the warrants granted was estimated using the Black Scholes Method.

The following table summarizes the warrants that have been issued:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value
Outstanding and exercisable at June 30, 2018	38,193	$36.25	5.5	$—
Granted	1,713,333	$45.00	5.6	$1,159,988
Expired	—	$—	—	$—
Exercised	1,626,859	$45.00	—	$—
Outstanding and exercisable at June 30, 2019	124,667	$45.00	5.6	$1,202,678
Granted	1,250,000	$4.00	4.7	$—
Expired	—	$—	—	$—
Outstanding and exercisable at June 30, 2020	1,374,667	$7.72	4.2	$13,799,331

Of the above warrants, 9,391 expire in fiscal year ending June 30, 2022, 4,455 expire in fiscal year ending June 30, 2023, and 1,360,821 expire in fiscal year ending June 30, 2025.

BioVie Inc.

Notes to Financial Statements

For the Years Ended June 30, 2020 and 2019

10.	Income Taxes

Significant components of the Company’s deferred tax assets are as follows:

	June 30, 2020	June 30, 2019
Deferred tax assets:
Tax loss carryforward	$2,100,816	$1,424,714
Intangible assets	(371,063)	(450,835)
Stock based compensation	7,453	18,809
Valuation Allowance	(1,737,206)	(992,688)
Net deferred tax assets	$—	$—

At June 30, 2020 and 2019, the Company has recorded a full valuation against its net deferred tax assets of $1,737,206 and $992,688, respectively, since in the judgement of management, these assets are not more than likely than not to be realized. The change in the valuation allowance during the year ended June 30, 2020 was $744,518.

At June 30, 2020, the Company had a Net Operating Loss (“NOL”) carryforward of approximately $5,100,000. NOL’s generated prior to 2018 will expire during the years ranging from 2032 to 2037.

The Company has no current tax expense due to its losses.

Reconciliation of the differences between income tax benefit computed at the federal and state statutory tax rates and the provision for income tax benefit for the years ended June 30, 2020 and 2019 is as follows:

	2020	2019

Income tax expense at federal statutory rate	21%	21%
State taxes, net of federal benefit	7%	8%
Change in valuation allowance	-28%	-29%
Effective tax rate	—	—

11.	Subsequent Events

Subsequent to June 30, 2020, the company received additional draws totaling $170,000 under the Debenture. The total amount of draws outstanding at August 3, 2020 was $1,433,000.