Form 10-K/A
period 2020-06-30
BIOVIE INC.
filed 2020-08-07
CIK 1580149

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

EXPLANATORY NOTE

This Annual Report on Form 10-K/A (Amendment No. 1) amends the Annual Report on Form 10-K originally filed with the Securities and Exchange Commission (the “SEC”) by BioVie Inc. (the “Company”) on August 6, 2020”) to correct certain typographical errors. The auditor’s report did not have a complete date. The date of report is August 6, 2020.  The Company has not modified or updated disclosures provided in the Original 10-K . Accordingly, this Amendment does not reflect events occurring after the respective filing dates of the Original 10-K or modify or update those disclosures affected by subsequent events, including any developments relating to the coronavirus (COVID-19) pandemic. Information not affected by this Amendment is unchanged and reflects the disclosures made at the respective times the Original 10-K was filed.

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

EISNERAMPER LLP

Iselin, New Jersey

August 6, 2020

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