Form 10-Q
period 2020-09-30
BIOVIE INC.
filed 2020-11-05
CIK 1580149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2020

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________to _____________

Commission File Number: 001-39015

BIOVIE INC.

(Exact name of registrant as specified in its charter)

Nevada	46-2510769
(State or other jurisdiction of incorporation or organization)	(I.R.S. Empl. Ident. No.)

2120 Colorado Avenue Suite 230
Santa Monica, CA 90404
(Address of principal executive offices, Zip Code)

(310)-444-4300
(Registrant's telephone number, including area code)

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, par value $0.0001 per share	BIVI	The NASDAQ Stock Market, LLC

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

Yes ☐                                          No ☒

There were 13,916,164 shares of the Registrant’s $0.0001 par value Class A common stock outstanding as of November 3, 2020.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

BioVie Inc.

Condensed Balance Sheets

	September 30,	June 30,
	2020	2020
ASSETS	(Unaudited)
CURRENT ASSETS:
Cash	$13,195,562	$37,195
Other assets	52,194	375,785
Total current assets	13,247,756	412,980
OTHER ASSETS:
Intangible assets, net	1,267,882	1,325,226
Goodwill	345,711	345,711
Total other assets	1,613,593	1,670,937
TOTAL ASSETS	$14,861,349	$2,083,917
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$203,174	$1,259,206
Derivative liability - warrants	—	16,411,504
Derivative liability - conversion option on convertible debenture	—	5,000,800
Convertible debenture - related party, net of unearned discount $0 and $462,864 and capitalized accrued interest of $0 and $48,407 at September 30, 2020 and June 30, 2020, respectively	—	848,543
Total current liabilities	203,174	23,520,053
LONG TERM LIABILITIES:
Loan Payable	62,500	62,500
TOTAL LIABILITIES	265,674	23,582,553
Commitments and contingencies (Note 8)
STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock; $0.001 par value; 10,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $0.0001 par value; 800,000,000 shares authorized at September 30, 2020 and June 30, 2020; 13,916,164 and 5,204,392 shares issued and outstanding at September 30, 2020 and June 30, 2020, respectively	1,391	520
Additional paid in capital	101,896,586	19,538,742
Accumulated deficit	(87,302,302)	(41,037,898)
Total stockholders' equity (deficit)	14,595,675	(21,498,636)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$14,861,349	$2,083,917

See accompanying notes to unaudited condensed financial statements

BioVie Inc.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended	Three Months Ended
	September 30, 2020	September 30 2019

OPERATING EXPENSES:
Amortization expense	$57,344	$57,344
Research and development expenses	100,914	341,501
Selling, general and administrative expenses	228,497	307,373
TOTAL OPERATING EXPENSES	386,755	706,218

LOSS FROM OPERATIONS	(386,755)	(706,218)

OTHER (INCOME) EXPENSE:
Change in fair value of derivative liabilities	(8,279,919)	(362,586)
Interest expense	559,312	3,477,615
Interest income	(64)	(20)
TOTAL OTHER (INCOME) EXPENSE, NET	(7,720,671)	3,115,009

NET INCOME (LOSS)	$7,333,916	$(3,821,227)

Deemed dividends – Related party (See Note 5)	53,598,320	17,099,058

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(46,264,404)	$(20,920,285)

NET LOSS PER COMMON SHARE
- Basic	$(7.75)	$(5.06)
- Diluted	$(7.75)	$(5.06)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
- Basic	5,971,622	4,132,617
- Diluted	5,971,622	4,132,617

See accompanying notes to unaudited condensed financial statements

BioVie Inc.

Condensed Statements of Cash Flows

(Unaudited)

	Three Months Ended	Three Months Ended
	September 30, 2020	September 30, 2019

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$7,333,916	$(3,821,227)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Amortization of intangible assets	57,344	57,344
Interest expense from convertible debenture	537,275	3,477,204
Change in fair value of derivative liabilities	(8,279,919)	(362,586)
Changes in operating assets and liabilities
Other assets	323,591	(182,229)
Accounts payable and accrued expenses	(1,056,032)	240,580
Net cash used in operating activities	(1,083,825)	(590,914)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	15,628,010	—
Payment of convertible debenture - related party	(1,821,818)
Proceeds from convertible debenture - related party	436,000	500,000
Net cash provided by financing activities	14,242,192	500,000

Net increase (decrease) in cash	13,158,367	(90,914)

Cash, beginning of period	37,195	339,923

Cash, end of period	$13,195,562	$249,009

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$70,444	$411
Cash paid for taxes	$—	$—

SCHEDULE OF NON-CASH FINANCING ACTIVITIES:
Deemed dividends – Related party	$53,598,320	$17,099,058
Stock warrants classified as derivative liability	$—	$7,530,308

See accompanying notes to unaudited condensed financial statements

BioVie Inc.

Condensed Statements of Changes in Stockholders’ (Deficit) Equity

For the Three Months Ended September 30, 2019 and September 30, 2020

(Unaudited)

					Total
			Additional		Stockholders'
	Common Stock		Paid in	Accumulated	Equity
	Shares	Amount	Capital	Deficit	(Deficit)

Balance, June 30, 2019	4,058,724	$406	$9,392,573	$(7,262,072)	$2,130,907

Issuance of commitment shares	1,125,000	112	10,068,638	—	10,068,750

Deemed dividend for commitment shares	—	—	—	(17,099,058)	(17,099,058)

Net loss	—	—	—	(3,821,227)	(3,821,227)

Balance, September 30, 2019	5,183,724	$518	$19,461,211	$(28,182,357)	$(8,720,628)

Balance, June 30, 2020	5,204,392	$520	$19,538,742	$(41,037,898)	$(21,498,636)

Net proceeds from issuance of common stock	1,799,980	180	15,627,830	—	15,628,010

Redemption of warrants - related party	1,549,750	155	13,132,230	—	13,132,385

Deemed dividend for purchase option - related party (See Note 5)	5,359,832	536	53,597,784	(53,598,320)	—

Cashless exercise of options	2,210	—	—	—	—

Net income	—	—	—	7,333,916	7,333,916

Balance, September 30, 2020	13,916,164	$1,391	$101,896,586	$(87,302,302)	$14,595,675

See accompanying notes to unaudited condensed financial statements

BIOVIE INC.

Notes to Condensed Financial Statements

For the Three Months Ended September 30, 2020 and 2019

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

 BioVie completed a Phase 2a clinical trial of BIV201 in patients with refractory ascites due to advanced liver cirrhosis at the McGuire Research Institute in Richmond, VA in 2019. The Company announced top-line results and met with representatives of the FDA for a Type C Guidance Meeting to discuss the study results and plan our next clinical study. In September 2019, we requested a Type B Meeting and subsequently submitted an extensive pre-meeting information package. In April 2020, the FDA provided a written response that provided new guidance regarding primary and secondary endpoints, BIV201 dosing levels, quality of life measures and other key aspects of the clinical trial design. The Agency subsequently answered follow-up questions enabling the Company to complete the Phase 2 clinical trial protocol. The Phase 2 study will be used to guide the design of a pivotal Phase 3 clinical trial. We have developed a patent-pending novel liquid formulation of terlipressin for use in this study that is intended to improve convenience for outpatient administration and avoid potential formulation errors that may occur when pharmacists reconstitute the powder version.

BIV201 has the potential to improve the health of thousands of patients suffering from life-threatening complications of liver cirrhosis due to hepatitis, nonalcoholic steatohepatitis (NASH), and alcoholism. It has FDA Fast-Track status and Orphan Drug designation for the most common of these complications, ascites, which represents a significant unmet medical need. An Orphan drug that is first-to-market typically receives 7 years of market exclusivity in the United States for the designated use(s). The FDA has never approved any drug specifically for treating ascites. In addition, the Company has a pending patent application directed to proprietary liquid formulations of terlipressin for use in its planned Phase 2 and Phase 3 clinical trials, subject to FDA clearance, which could eventually provide up to 20 years of patent coverage in each country in which the Company seeks patent protection according to the patent laws of the issuing country.

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

2.	Liquidity

On September 22, 2020, the Company closed a registered public offering (the “Offering”) issuing 1,799,980 of its Class A common stock, par value $0.0001 per share (the “Common Stock”) at $10 per share, resulting in net proceeds to the Company of approximately $15.6 million, net of issuance costs of approximately $2.4 million; and of which approximately $1.8 million was used to satisfy all amounts owing in respect of a 10% OID Convertible Delayed Draw Debenture (the “Debenture”) due September 24, 2020 held by the Company’s controlling stockholder, Acuitas Group Holdings, LLC (“Acuitas”).

BIOVIE INC.

Notes to Condensed Financial Statements

For the Three Months Ended September 30, 2020 and 2019

(unaudited)

2.	Liquidity (Continued)

On September 17, 2020, the Company’s common stock was approved for listing on The NASDAQ Capital Market (“Nasdaq”) under the symbol “BIVI” and began trading on September 18, 2020.

At September 30, 2020, the Company had working capital of approximately $13.1 million and cash of $13.2 million and, stockholders’ equity was approximately $14.6 million and its accumulated deficit was approximately $87 million. As a development stage enterprise, the Company expects substantial losses in future periods. These unaudited interim condensed financial statements were prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Based on the Company’s plans, management believes it has sufficient funds to fund its operations through our next round of clinical trials through at least November 2021.

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

3.	Significant Accounting Policies

Basis of Presentation – Interim Financial Information

These unaudited interim condensed financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United State of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Commission for Interim Reporting. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) that are, in the opinion of management, considered necessary for a fair presentation of the results for the interim periods presented. Interim results are not necessarily indicative of the results for the full year. The condensed balance sheet at June 30, 2020 was derived from audited annual financial statements but does not contain all the footnote disclosures from the annual financial statements. These unaudited interim condensed financial statements and information included under the heading: “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with the Company’s audited financial statements for the fiscal years ended June 30, 2020 and 2019 in our Annual Report on form 10-K filed with Securities Exchange Commission (“SEC”) on August 6, 2020, and as amended by Amendment No. 1 on Form 10-K/A and filed with the SEC on August 7, 2020. For a summary of significant accounting policies, see the Company’s Annual Report on Form 10K for the fiscal year ended June 30, 2020 filed with the SEC on August 6, 2020, and as amended by Amendment No. 1 on Form 10-K/A and filed with the SEC on August 7, 2020.

Loan Pursuant to Paycheck Protection Program

The Company received $62,500 in loan proceeds pursuant to the Paycheck Protection Program (“PPP”), under the Coronavirus Aid Relief and Economic Security (CARES) Act. The PPP Loan is evidenced by a loan application and payment agreement by and between the Company and Lender. The Company applied for the loan in May 2020 and received funding for its maximum amount of $62,500 on May 21, 2020. The term of the loan is for 60 months and matures on the fifth year anniversary from the date of funding. It bears interest at an annual rate of 1%. The PPP loan is subject to 100% forgiveness. Currently, the application process to apply forgiveness occurs 24 weeks after the funding date. The Company intends to file the application for forgiveness, accordingly, unless the pending outcome of a new ruling is approved that forgives all the PPP loans under $160,000. There can be no assurance that such forgiveness will occur. The Company is accounting for the loan as debt and if forgiveness is granted the Company will recognize a gain on extinguishment.

BIOVIE INC.

Notes to Condensed Financial Statements

For the Three Months Ended September 30, 2020 and 2019

(unaudited)

3.	Significant Accounting Policies (Continued)

Net loss per Common Share

Basic net loss per common share is computed by dividing the net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per common share is computed by dividing the net loss attributable to common shares by the weighted average number of shares of common stock outstanding and potentially outstanding shares of common stock during the period to reflect the potential dilution that could occur from common shares issuable through stock options, warrants, and convertible debentures. Due to the net loss for the three months ended September 30, 2019 and 2020, such amounts were excluded from the diluted loss since their effect was considered anti-dilutive.

The table below shows the number of outstanding stock options and warrants as of September 30, 2020 and 2019:

	September 30, 2020	September 30, 2019
	Number of Shares	Number of Shares
Stock Options	57,200	58,000
Warrants	214,665	1,374,667
Total	271,865	1,432,667

Recent accounting pronouncements

The Company considers the applicability and impact of all Accounting Standard Updates (“ASU’s”). ASU’s not discussed below were assessed and determined to be either not applicable or expected to have minimal impact on our balance sheets or statement of operations.

In August 2018, the FASB issued ASU 2018-13, “Fair value measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement”. The new guidance modifies the disclosure requirements on fair value measurements. ASU 2018-13 is effective for fiscal years beginning after December 15, 2019. Early adoption is permitted. This ASU was adopted as of July 1, 2020. There has been no impact to its condensed financial statements and related disclosures.

BIOVIE INC.

Notes to Condensed Financial Statements

For the Three Months Ended September 30, 2020 and 2019

(unaudited)

4.	Intangible Assets

The Company’s intangible assets consist of intellectual property acquired from LAT Pharma, Inc. and are amortized over their estimated useful lives. The following is a summary of the intangible assets as of September 30, 2020 and June 30, 2020:

	September 30, 2020	June 30, 2020

Intellectual Property	$2,293,770	$2,293,770
Less Accumulated Amortization	(1,025,888)	(968,544)
Intellectual Property, Net	$1,267,882	$1,325,226

Amortization expense for the three-month period ended September 30, 2020 and 2019 was $57,344 and $57,344 respectively.

Estimated future amortization expense is as follows:

Year ending June 30, 2021 (Remaining nine months)	$ 172,032
2022	229,377
2023	229,377
2024	229,377
2025	229,377
2026	178,342
$ 1,267,882

5.	Related Party Transactions

Equity Transactions with Acuitas

On September 22, 2020, concurrent with the closing of the Company’s Offering, approximately $1.8 million was paid to Acuitas satisfying all amounts owed on the Debenture due September 24, 2020 held by the Company’s controlling stockholder, Acuitas.

Additionally in connection with the close of the public offering on September 22, 2020, the Company issued an aggregate of 6,909,582 shares of Common Stock to Acuitas, representing (i) 5.4 million shares issuable pursuant to Acuitas’ rights under the Purchase Agreement dated July 3, 2018, as amended on June 24, 2019 and October 9, 2019; and the various extension letters as more fully described below; and was recorded as a deemed dividend at the close of the public offering at price of $10/ share, consistent with the Company’s accounting policy; and (ii) the automatic exercise of 1.5 million warrants issued to Acuitas in connection with the Debenture financing at the par value of the Common Stock.

During the three months ended September 30, 2020, the Company received additional draws under the Debenture totaling $436,000. The total draws as of September 22, 2020 were $1.7 million and the related total number of warrants issuable at $4.00 per share of common stock was 424,750 of which 328,250 warrants had been issued. In accordance with the Debenture agreements, as more fully described below; at September 22, 2020 upon the Company’s close of its public offering, al1 the warrants issued related to the debenture totaling 1,453,250 were mandatorily redeemed along with the additional 96,500 shares common stock issued to Acuitas.

The following paragraphs summarize the background of those financings and arrangements which were settled and redeemed on September 22, 2020.

BIOVIE INC.

Notes to Condensed Financial Statements

For the Three Months Ended September 30, 2020 and 2019

(unaudited)

5.	Related Party Transactions (Continued)

On July 3, 2018, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with Acuitas and certain other purchasers identified in the Purchase Agreement (together with Acuitas, the “Purchasers”) pursuant to which (i) the Purchasers agreed to purchase an aggregate of 2,133,332 shares of the our Series A Convertible Preferred Stock (the “Preferred Stock”) at a price per share of $1.50 per share of Preferred Stock (the “Initial Sale”) and (ii) we agreed to issue warrants (the “Warrants”) to purchase 1,706,666 shares of common stock, each subject to the terms and conditions set forth in the Purchase Agreement, for an aggregate consideration of $3.2 million. We received $160,000 of the $3.2 million in April and May 2018 as prepaid equity. Acuitas also received an additional 6,667 Warrants in connection with the payoff of a note issued by us in favor of Acuitas. The Initial Sale and issuance of the Warrants occurred on July 3, 2018. In addition, Acuitas had the option to purchase up to an additional 1,600,000 shares of common stock at a price per share of $1.88, and warrants on the same terms as the Warrants, within two weeks following the one year anniversary of the closing of the Initial Sale (the “Subsequent Sale”) in the event that we did not obtain $3,000,000 of funding through various non-dilutive grants prior to the one year anniversary of the closing of the Initial Sale, less any federal or FDA grant funding received by the Company. Acuitas is controlled by our Chairman and Chief Executive Officer, Terren Peizer and the Purchasers included Jonathan Adams, James Lang, Cuong Do and Michael Sherman, who are members of our Board.

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

BIOVIE INC.

Notes to Condensed Financial Statements

For the Three Months Ended September 30, 2020 and 2019

(unaudited)

5.	Related Party Transactions (Continued)

Convertible Debenture Transaction with Acuitas

On September 24, 2019, the Company entered into a Securities Purchase Agreement (the “2019 Purchase Agreement”) with Acuitas pursuant to which (i) Acuitas agreed to purchase a 10% OID Convertible Delayed Draw Debenture due September 24, 2020 for an aggregate commitment amount of up to $2.0 million, and (ii) the Company issued 1,125,000 shares (the “Commitment Shares”) of the Company’s common stock and warrants (the “Commitment Warrants”) to purchase an equal number of shares, each subject to the terms and conditions set forth in the 2019 Purchase Agreement. The Debenture accrues additional principal at the rate of 6% per annum and interest at the rate of 10% per annum, is convertible into shares of common stock at $4.00 per share prior to the completion of the company’s planned public offering of units (the “Public Offering”) or, subsequent to the closing of the Public Offering, the lower of $4.00 or 80% of the offering price per unit to the public in the Public Offering and are mandatorily redeemable upon such closing at 100% of the accrued principal amount and unpaid interest to the date of redemption. The Commitment Warrants are five-year warrants, exercisable upon the earlier of the effectiveness of the Company’s current reverse stock split or December 1, 2019, at an amount equal to the lower of $4.00 or 80% of the offering price per unit to the public in the Public Offering. Upon entering into the 2019 Purchase Agreement, the Company drew an initial $500,000 under the Debenture and in accordance with the 2019 Purchase Agreement, Acuitas received an additional 125,000 warrants (the “Bridge Warrants”) having the same terms as the Commitment Warrants.

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

The issuance of 1,125,000 shares of the Company’s commons stock and warrants to purchase an equal amount number of shares, to its controlling stockholder for the Bridge Financing was accounted for as a deemed dividend due to its related party nature and $17.1 million representing the excess of the fair value of the consideration given for the financing, net of debt discount; was recorded in accumulated deficit for the year ended June 30, 2020, accordingly. A debt discount of $500,000 against the debenture was recorded which will be amortized over the term of the debenture using the effective interest method. The Company recognized amortization of the unearned discount for the three months ended September 30, 2020 and year ended June 30, 2020 of $21,336 and $37,136, respectively.

 The Company received draws under the Debenture that totaled approximately $1.3 million during the year ended June 30, 2020. The total interest expense related to the draws under the Debenture was approximately $99,000 for the year ended June 30, 2020. On April 1, 2020, the Company entered an amendment to modify the payment of accrued interest amounts under the original terms of the Debenture to capitalize all such amounts as would otherwise accrue on the Debenture. On January 4, 2020, payment of $13,487 accrued interest due was paid through the issuance of 4,422 shares of the Company’s common stock. Acuitas and the Company continue to discuss the need and timing for some or all the remaining draws under the Debenture Agreement. Subsequent to the initial $500,000 draw on September 24, 2019, the Company received draws that totaled $813,000 as July 13, 2020, and accordingly; the Company issued additional Bridge Warrants to purchase 203,250 shares of common stock to its controlling stockholder under the terms of the Bridge Financing. Accordingly, on April 16, 2020, the Company recorded the warrants to purchase 125,000 common stock related to the second $500,000 draw under the debenture as a derivative warrant liability as of June 30, 2020. The Company recorded the warrants related to the draws totaling $313,000 to purchase 78,250 common shares as derivative liabilities.

BIOVIE INC.

Notes to Condensed Financial Statements

For the Three Months Ended September 30, 2020 and 2019

(unaudited)

5.	Related Party Transactions (Continued)

Pursuant to the 2019 Purchase Agreement, Acuitas agreed to further modify its existing rights under the Purchase Agreement dated July 3, 2018 with the Company so that Acuitas’ previous agreement in June 2019 to waive its rights to a 50% adjustment of the purchase price of the Preferred Stock in the July 2018 transaction, the exercise price of the warrants in such transaction and the price per share in a Subsequent Sale in the event of certain reductions in the useful life of our current intellectual property rights, and effectively exercise its rights to purchase securities in a Subsequent Sale pursuant to a “cashless purchase” at an assumed current market price of approximately $11.25 per share, conditioned in each case on the listing of the Company’s common stock on Nasdaq or the raising of $2.0 million in additional funds in the form of another securities offering, in either case not later than November 30, 2019, such that Acuitas will have irrevocably waived its rights to an adjustment in the purchase price of the Preferred Stock in the Initial Sale and the exercise price of the Warrants and the purchase price of per share in the Subsequent Sale upon the issuance by us of an aggregate of 2,679,916 shares of common stock and 2,679,916 warrants having the same terms as the Commitment Warrants to Acuitas, upon the closing of the Public Offering.

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

On July 14, 2020, the Company, entered into a further extension of its letter agreements dated April 8, 2020, that furthered extended its letter agreement dated February 10, 2020 with Acuitas regarding Acuitas’ previous agreement to modify its existing rights under the Purchase Agreement dated July 3, 2018 with the Company so that its June 2019 waiver of its rights to a 50% adjustment of the purchase price applicable to its initial investment in the Company and the exercise price of the warrants received in such transaction and the price per share should it exercise certain rights to purchase additional securities in the event of certain reductions in the useful life of the Company’s intellectual property rights and commitment to purchase such securities upon the closing of the Offering and commitment to purchase such additional securities would remain effective until October 31, 2020, and accordingly Acuitas was entitled to receive an aggregate of 5,359,832 shares of Common Stock at such closing. In addition, the parties agreed that certain draws under the Company’s current bridge financing with Acuitas were to be made based with respect to the Company’s ongoing capital requirements and current market conditions, notwithstanding certain scheduled availability dates set forth in the 10% OID Convertible Delayed Draw Debenture issued in connection therewith. The letter agreement of July 14, 2020 also confirmed the understanding between the Company and Acuitas regarding certain amounts funded to BioVie that were intended as “partial draws” of credit available under the Debenture which, as of July 14, 2020 hereof aggregated $813,000 in aggregate principal amount in additional to amounts initial funded under the Debenture. Accordingly, such “partial draws” accrued additional principal as amounts otherwise funded pursuant to the original schedule of draws included in the Debenture (as modified by the letter agreement between BioVie and Acuitas dated April 1, 2020 regarding the capitalization of interest otherwise payable) and shall entitle Acuitas to receive a pro rata amount of Bridge Warrants.

BIOVIE INC.

Notes to Condensed Financial Statements

For the Three Months Ended September 30, 2020 and 2019

(unaudited)

6.	Fair Value Measurements

On September 22, 2020, concurrent with the closing of the Offering; the warrants related to derivative liabilities were automatically exercised in full and the convertible Debenture was paid off in cash expiring the conversion option. The fair value of the derivative liabilities - warrants and derivative liability - conversion option on convertible Debenture prior to redemption at September 22, 2020 was $13.1 million, and the change in the fair value of $8.3 million from June 30, 2020 was recorded in the accompanying condensed Statements of Operations. At September 22, 2020, the derivative liabilities, both the warrants and expired conversion option totaling $ 13.1 million were then recorded as additional paid in capital upon automatic exercise of the warrants and payoff of the Debenture.

At September 30, 2020 and June 30, 2020, the estimated fair value of derivative liabilities measured on a recurring basis are as follows:

Fair Value Measurements at
September 30, 2020
	Level 1	Level 2	Level 3	Total

Derivative liability - Warrants	$—	$—	$—	$—
Derivative liability -Conversion option on convertible debenture	—	—	—	—
Total derivatives	$—	$—	$—	$—

	Fair Value Measurements at
	June 30, 2020
	Level 1	Level 2	Level 3	Total

Derivative liability - Warrants	$—	$—	$16,411,504	$16,411,504
Derivative liability -Conversion option on convertible debenture	—	—	5,000,800	5,000,800
Total derivatives	$—	$—	$21,412,304	$21,412,304

The following table presents the activity for liabilities measured at fair value using unobservable inputs for the three months ended September 30, 2020:

	Derivative liabilities - Warrants	Derivative liability - Conversion Option on Convertible Debenture

Beginning balance at July 1, 2020	$16,411,504	$5,000,800
Additions to level 3 liabilities	—	—
Change in in fair value of level 3 liability	(6,054,121)	(2,225,798)
Transfer in and/or out of Level 3	(10,357,383)	(2,775,002)
Balance at September 30, 2020	$—	$—

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

For the Three Months Ended September 30, 2020 and 2019

(unaudited)

6.	Fair Value Measurements (Continued)

The warrants associated with the level 3 liability were issued on September 24, 2019 and were valued using the Black-Scholes-Merton model. The valuation at June 30, 2020 used the following assumptions: stock price of $14, exercise price of $4.00, term of 5 year expiring April 2025, volatility of 76.61%, dividend yield of 0%, and risk-free interest rate of 0.29%.

The valuation at September 22, 2020 of the warrants associated with equity financing prior to their automatic exercise in full used were the following assumptions: stock price of $9.55, exercise price of $4.00, term of 4 year expiring September 2024, volatility of 79.69%, dividend yield of 0%, and risk-free interest rate of 0.21%. (See note 5 “Related Party Transactions”)

Derivative liability – Conversion option in convertible debenture

The Company recognized a derivative liability for the conversion option of the $2 million 10% OID Convertible Delayed Draw Debenture; which may be convertible into shares of common stock at $4.00 per share prior to the completion of an offering or, subsequent to the closing of the offering, the lower of $4.00 or 80% of the offering price per unit to the public in such offering and are mandatorily redeemable upon such closing at 100% of the accrued principal amount and unpaid interest to the date of redemption. The valuation at June 30, 2020 used the following assumptions: stock price of $14, conversion price of $4.00, term of 0.25 year expiring September 2020, volatility of 62.47%, dividend yield of 0%, and risk-free interest rate of 0.16%.

The valuation at September 22, 2020 used the following assumptions: stock price of $9.55, conversion price of $4.00, term of 0.008 year expiring September 2020, volatility of 45.49%, dividend yield of 0%, and risk-free interest rate of 0.01%.

The related Debenture was paid off in cash on September 22, 2020, expiring the conversion option. (See note 5 “Related Party Transactions”)

7.	Equity Transactions

Stock Options

The following table summarizes the activity relating to the Company’s stock options for the three months ended September 30, 2020:

	Options	Weighted-Average Exercise Price	Weighted Remaining Average Contractual Term	Aggregate Intrinsic Value
Outstanding at June 30, 2020	60,400	11.06	4.2	352,600
Granted	—	—	—	—
Options Exercised or Forfeited	(3,200)	4.76	—	—
Outstanding at September 30, 2020	57,200	$11.41	3.9	$133,848
Exercisable at September 30, 2020	57,200	$11.41	3.9	$133,848

BIOVIE INC.

Notes to Condensed Financial Statements

For the Three Months Ended September 30, 2020 and 2019

(unaudited)

7.	Equity Transactions (Continued)

The following is a summary of stock options outstanding and exercisable by exercise price as of September 30, 2020:

Exercise Price	Outstanding	Weighted Average Contract Life	Exercisable
$2.80	7,200	4.3	7,200
$3.75	4,800	3.3	4,800
$6.25	1,600	3.1	1,600
$7.50	25,600	5.4	25,600
$8.75	1,600	3.5	1,600
$12.50	4,000	2.3	4,000
$25.00	1,600	2.0	1,600
$26.25	4,400	1.6	4,400
$27.50	800	1.5	800
$28.75	1,600	1.8	1,600
$31.25	4,000	1.1	4,000

Stock Warrants

The following table summarizes the warrants activity during the three months ended September 30, 2020:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value
Outstanding and exercisable at June 30, 2020	1,374,667	$7.72	4.2	$13,799,331
Granted	293,248	$6.61	5.0	$—
Expired	—	$—	—	$—
Exercised - Acuitas	(1,453,250)	$4.00	—	$—
Outstanding and exercisable at September 30, 2020	214,665	$10.87	4.1	$803,365

Of the above warrants, 9,391 expire in fiscal year ending June 30, 2022, 4,815 expire in fiscal year ending June 30, 2023, 110,460 expire in fiscal year ending June 30, 2025 and 89,999 expire in fiscal year ending June 30, 2026.

Issuance of common stock through exercise of Stock Options

On July 28, 2020, the Company issued 2,210 shares of common stock pursuant to a cashless exercise of stock options to purchase 3,200 shares at an average exercise price of $4.76 per share.

BIOVIE INC.

Notes to Condensed Financial Statements

For the Three Months Ended September 30, 2020 and 2019

(unaudited)

7.	Equity Transactions (Continued)

Issuance of warrants

On July 13, 2020, the Company issued Warrants to purchase 203,250 shares of common stock to its controlling stockholder under the terms of the Bridge Financing. The warrants were exercisable at an exercise price of $4 at any time from the date of issuance until 5 years from the date of issuance. (See Note 5 Related Party Transactions.)

On September 22, 2020, the Company issued warrants to purchase 89,998 shares of common stock to the underwriters of the Offering in connection with the close of the Offering of registered Common Stock The warrants are exercisable at an exercise price of $12.50 at any time from date of issuance until 5 years from the date of issuance.

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

BIOVIE INC.

Notes to Condensed Financial Statements

For the Three Months Ended September 30, 2020 and 2019

(unaudited)

8.	Commitments and Contingencies (Continued)

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

On October 1, 2020, the Company issued stock options to purchase 800 shares of common stock to the Chief Financial Officer as part of her compensation. The stock options were issued and are exercisable at an exercise price of $9.54 at any time from date of issuance and expire in 5 years from the date of issuance.

On October 13, 2020, the Company issued stock options to purchase 800 shares of common stock as part of their annual board of director compensation. The stock options were issued and are exercisable at $9.90 at any time from date of issuance and expire in 5 years from the date of issuance.

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

Comparison of the three months ended September 30, 2020 to the three months ended September 30, 2019

Net income (loss)

The net income for the three months ended September 30, 2020 was approximately $7.3 million as compared to a net loss of $3.8 million for the three months ended September 30, 2019. The increase in income of approximately $11.1 million was primarily due to a change in fair value of derivative liabilities of approximately $7.9 million, offset by the decreases in interest expense of $2.9 million and operating expenses of approximately $329,000.

Total operating expenses for the three months ended September 30, 2020 were approximately $387,000 as compared to $706,000 for the three months ended September 30, 2019.  The net decrease of approximately $319,000 during the three months ended September 30, 2020, was primarily due to minimal research and development activities as the Company focused its efforts on closing its public offering of registered common stock which occurred on September 22, 2020.

Research and Development Expenses

Research and development expenses were approximately $101,000 for the three months ended September 30, 2020, a net decrease of approximately $241,000, from $342,000 for the three months ended September 30, 2019. Research and development activities were curtailed to its minimum level as the Company focused its efforts on closing of its public offering which occurred on September 22, 2020.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were approximately $228,000 for the three months ended September 30, 2020 compared to $307,000 for the three months ended September 30, 2019. The net decrease of approximately $79,000 was primarily attributed to a decrease in legal and professional fees of $100,000 offset by an increase in the insurance premiums of $21,000 for increased insurance coverage.

Capital Resources and Liquidity

On September 22, 2020, the Company closed a registered public offering (the “Offering”) issuing 1,799,980 of its Class A common stock, par value $0.0001 per share (the “Common Stock”) at $10 per share, resulting in net proceeds to the Company of approximately $15.6 million, net of issuance costs of approximately $2.4 million; and of which approximately $1.8 million was used to satisfy all amounts owing in respect of a 10% OID Convertible Delayed Draw Debenture (the “Debenture”) due September 24, 2020 held by the Company’s controlling stockholder, Acuitas Group Holdings, LLC (“Acuitas”).

Concurrently with the closing of the Offering and repayment of the Debenture, the Company issued an aggregate of 6,909,582 shares of Common Stock to Acuitas, representing (i) shares issuable pursuant to Acuitas’ rights under the Purchase Agreement dated July 3, 2018 with the Company resulting from a 50% adjustment of the purchase price applicable to its initial investment in the Company and the exercise price of the warrants received in such transaction and the price per share should it exercise certain rights to purchase additional securities in the event of certain reductions in the useful life of the Company’s intellectual property rights, and (ii) the automatic exercise of warrants issued to Acuitas in connection with the Debenture financing at the par value of the Common Stock. (See Note 5 Related Party Transactions in the accompanying interim condensed financial statements.)

On September 17, 2020, the Company’s Common Stock was approved for listing on The NASDAQ Capital Market (“Nasdaq”) under the symbol “BIVI” and began trading on September 18, 2020.

Subsequent to the closing on September 22, 2020, the Company reduced further its accounts payable and accrued liabilities and on September 30, 2020 had working capital of approximately $13.1 million and cash of $13.2 million. Total liabilities were reduced to approximately $256,000 on September 30, 2020, a decrease of $23.3 million from $23.6 million on June 30, 2020. The decrease in the total liabilities resulted from the pay off of the Debenture of approximately $1.8 million, expiring the derivative liability from the conversion option on Debenture; and the redemption of the warrants which eliminated its related derivative liabilities.

As of September 30, 2020, stockholders’ equity was approximately $14.6 million and its accumulated deficit was approximately $87 million. As a development stage enterprise, the Company expects substantial losses in future periods. The accompanying interim condensed financial statements were prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Based on the Company’s plans, management believes it has sufficient funds to fund its operations through our next round of clinical trials through November 2021.

The Company’s future operations will be dependent on the success of the Company’s ongoing development and commercialization effort, and management intends to continue to secure additional required funding primarily through additional equity or debt financings. We may also seek to secure required funding through sales or out-licensing of intellectual property assets, seeking partnerships with other pharmaceutical companies or third parties to co-develop and fund research and development efforts, or similar transactions.  However, there can be no assurance that we will be able to obtain required funding.  If we are unsuccessful in securing funding from any of these sources, we will defer, reduce, or eliminate certain planned expenditures in our research protocols.

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

Critical Accounting Policies and Estimates

For the three-month period ended September 30, 2020, there were no significant changes to the Company’s critical accounting policies as identified in the Annual Report Form 10-K for the fiscal year ended June 30, 2020.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15f and 15d-15(f) under the Exchange Act), that occurred during the quarter ended September 30, 2020 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Not applicable to smaller reporting companies.

Item 2. Unregistered sales of equity securities

All sales of unregistered securities during the three months ended September 30, 2020 were previously disclosed in a Current report on Form 8-K.

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

BioVie Inc.,

Signature	Titles	Date

/s/ Terren Peizer ________________ Terren Peizer	Chairman and Chief Executive Officer (Principal Executive Officer)	November 5, 2020
/s/ Joanne Wendy Kim _________________ Joanne Wendy Kim	Chief Financial Officer (Principal Financial and Accounting Officer)	November 5, 2020