Form 10-Q
period 2020-12-31
BIOVIE INC.
filed 2021-01-29
CIK 1580149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2020

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

Yes ☐                                          No ☒

There were 13,916,164 shares of the Registrant’s $0.0001 par value Class A common stock outstanding as of January 15, 2021.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements	1
	Condensed Balance Sheets at December 31, 2020 (unaudited) and June 30, 2020	1
	Condensed Statements of Operations (unaudited) - for the three months and six months ended December 31, 2020 and 2019	2
	Condensed Statements of Cash Flows (unaudited) - for the six months ended December 31, 2020 and 2019	3
	Condensed Statements of Changes in Stockholders’ Equity/(Deficit) (unaudited) – for the periods from July 1, 2019 through December 31, 2019 and July 1, 2020 through December 31, 2020	4
	Notes to Unaudited Condensed Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21
Item 4.	Controls and Procedures	21

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

BioVie Inc.

Condensed Balance Sheets

	December 31,	June 30,
	2020	2020
ASSETS	(Unaudited)

CURRENT ASSETS:
Cash	$11,876,219	$37,195
Other assets	27,257	375,785
Total current assets	11,903,476	412,980

OTHER ASSETS:
Intangible assets, net	1,210,538	1,325,226
Goodwill	345,711	345,711
Total other assets	1,556,249	1,670,937

TOTAL ASSETS	$13,459,725	$2,083,917

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$322,428	$1,259,206
Derivative liability - warrants	—	16,411,504
Derivative liability - conversion option on convertible debenture	—	5,000,800
Convertible debenture - related party, net of unearned discount of $0 and $462,864 and capitalized accrued interest of $0 and $48,407 at December 31, 2020 and June 30, 2020, respectively	—	848,543
Total current liabilities	322,428	23,520,053

Loan payable	62,500	62,500

TOTAL LIABILITIES	$384,928	$23,582,553

Commitments and contingencies (Note 8)

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock; $0.001 par value; 10,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $0.0001 par value; 800,000,000 shares authorized at December 31, 2020 and June 30, 2020; 13,916,164 and 5,204,392 shares issued and outstanding at December 31, 2020 and June 30, 2020, respectively	1,391	520
Additional paid in capital	103,433,515	19,538,742
Accumulated deficit	(90,360,109)	(41,037,898)
Total stockholders' equity (deficit)	13,074,797	(21,498,636)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$13,459,725	$2,083,917

See accompanying notes to unaudited condensed financial statements

BioVie Inc.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	December 31 2020	December 31 2019	December 31 2020	December 31 2019

OPERATING EXPENSES:
Amortization expense	$57,344	$57,344	$114,688	$114,689
Research and development expenses	938,101	346,514	1,063,112	688,015
Selling, general and administrative expenses	2,067,920	306,589	2,272,320	613,961
TOTAL OPERATING EXPENSES	3,063,365	710,447	3,450,120	1,416,665

LOSS FROM OPERATIONS	(3,063,365)	(710,447)	(3,450,120)	(1,416,665)

OTHER (INCOME) EXPENSE:
Change in fair value of derivative liabilities	—	(7,396,192)	(8,279,919)	(7,758,778)
Interest expense	143	20,920	559,455	3,498,535
Interest income	(5,701)	(213)	(5,765)	(233)
TOTAL OTHER (INCOME) EXPENSE, NET	(5,558)	(7,375,485)	(7,726,229)	(4,260,476)

NET (LOSS) INCOME	$(3,057,807)	$6,665,038	$4,276,109	$2,843,811

Deemed dividends - Related Party	—	—	53,598,320	17,099,058

NET (LOSS) INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(3,057,807)	$6,665,038	$(49,322,211)	$(14,255,247)

NET (LOSS) INCOME PER COMMON SHARE
- Basic	$(0.22)	$1.29	$(4.95)	$(3.06)
- Diluted	$(0.22)	$1.29	$(4.95)	$(3.06)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
- Basic	13,916,164	5,183,724	9,965,599	4,661,183
- Diluted	13,916,164	5,183,724	9,965,599	4,661,183

See accompanying notes to unaudited condensed financial statements

BioVie Inc.

Condensed Statements of Cash Flows

(Unaudited)

	Six Months Ended	Six Months Ended
	December 31, 2020	December 31, 2019

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,276,109	$2,843,811
Adjustments to reconcile net income to net cash used in operating activities:
Amortization of intangible assets	114,688	114,689
Stock based compensation	1,536,929	11,162
Interest expense from convertible debenture	537,275	3,497,264
Change in fair value of derivative liabilities	(8,279,919)	(7,758,778)
Changes in operating assets and liabilities
Other assets	348,528	(216,660)
Accounts payable and accrued expenses	(936,778)	641,697
Net cash used in operating activities	(2,403,168)	(866,815)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	15,628,010	—
Payment of convertible debenture - related party	(1,821,818)	—
Proceeds from loan payable - related party	—	30,000
Proceeds from convertible debenture - related party	436,000	500,000
Net cash provided by financing activities	14,242,192	530,000

Net increase (decrease) in cash	11,839,024	(336,815)

Cash, beginning of period	37,195	339,923

Cash, end of period	$11,876,219	$3,108

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$22,180	$1,272
Cash paid for taxes	$—	$—

SCHEDULE OF NON-CASH FINANCING ACTIVITIES:
Deemed dividends - related party	$53,598,320	$17,099,058
Stock warrants classified as derivative liability	$—	$7,530,308

See accompanying notes to unaudited condensed financial statements

BioVie Inc.

Condensed Statements of Changes in Stockholders’ (Deficit) Equity

For the periods July 1, 2019 through December 31, 2019 and July 1, 2020 through December 31, 2020

(Unaudited)

					Total
			Additional		Stockholders'
	Common Stock		Paid in	Accumulated	Equity
	Shares	Amount	Capital	Deficit	(Deficit)

Balance, June 30, 2019	4,058,724	$406	$9,392,573	$(7,262,072)	$2,130,907

Issuance of commitment shares	1,125,000	112	10,068,638	—	10,068,750

Deemed dividend for commitment shares	—	—	—	(17,099,058)	(17,099,058)

Net loss for the three months ended September 30, 2019	—	—	—	(3,821,227)	(3,821,227)

Balance, September 30, 2019	5,183,724	518	19,461,211	(28,182,357)	(8,720,628)

Stock option compensation	—	—	11,162	—	11,162

Net income for the three months ended December 31, 2019	—	—	—	6,665,038	6,665,038

Balance, December 31, 2019	5,183,724	$518	$19,472,373	$(21,517,319)	$(2,044,428)

Balance, June 30, 2020	5,204,392	$520	$19,538,742	$(41,037,898)	$(21,498,636)

Net proceeds from issuance of common stock	1,799,980	180	15,627,830	—	15,628,010

Redemption of warrants - related party	1,549,750	155	13,132,230	—	13,132,385

Deemed dividend for purchase option - related party	5,359,832	536	53,597,784	(53,598,320)	—

Cashless exercise of options	2,210	—	—	—	—

Net income for the three months ended September 30, 2020	—	—	—	7,333,916	7,333,916

Balance, September 30, 2020	13,916,164	1,391	101,896,586	(87,302,302)	14,595,675

Stock-based compensation	—	—	1,536,929	—	1,536,929

Net loss for the three months ended December 31, 2020	—	—	—	(3,057,807)	(3,057,807)

Balance, December 31, 2020	13,916,164	$1,391	$103,433,515	$(90,360,109)	$13,074,797

See accompanying notes to unaudited condensed financial statements

BIOVIE INC.

Notes to Condensed Financial Statements

For the Six Months Ended December 31, 2020 and 2019

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

BioVie completed a Phase 2a clinical trial of BIV201 in patients with refractory ascites due to advanced liver cirrhosis at the McGuire Research Institute in Richmond, VA in 2019. The Company met with representatives of the FDA in a Type C Guidance Meeting to discuss the study results and plan our next clinical study. In September 2019, we requested a Type B Meeting and subsequently submitted an extensive pre-meeting information package. In April 2020, the FDA provided a written response that provided new guidance regarding primary and secondary endpoints, BIV201 dosing levels, quality of life measures and other key aspects of the clinical trial design. After further communications, the Company completed the Phase 2 clinical trial design protocol and was cleared to begin the study. BioVie expects to commence treating refractory ascites patients in the Phase 2 trial in the first calendar quarter of 2021. The Phase 2 study will be used to guide the design of a pivotal Phase 3 clinical trial. We have developed a patent-pending novel liquid formulation of BIV201 for use in this study that is intended to improve convenience for outpatient administration and avoid potential formulation errors that may occur when pharmacists reconstitute the powder version.

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

For the Six Months Ended December 31, 2020 and 2019

(unaudited)

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

At December 31, 2020, the Company had working capital of approximately $11.6 million and cash of $11.9 million and, stockholders’ equity was approximately $13.1 million and its accumulated deficit was approximately $90.4 million. As a development stage enterprise, the Company expects substantial losses in future periods. These unaudited interim condensed financial statements were prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Based on the Company’s plans, management believes it has sufficient funds to fund its operations through our next round of clinical trials through at least February 2022.

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

BIOVIE INC.

Notes to Condensed Financial Statements

For the Six Months Ended December 31, 2020 and 2019

(unaudited)

3.	Significant Accounting Policies (continued)

Loan Pursuant to Paycheck Protection Program

The Company received $62,500 in loan proceeds pursuant to the Paycheck Protection Program (“PPP”), under the Coronavirus Aid Relief and Economic Security (CARES) Act. The PPP Loan is evidenced by a loan application and payment agreement by and between the Company and Lender. The Company applied for the loan in May 2020 and received funding for its maximum amount of $62,500 on May 21, 2020. The term of the loan is for 60 months and matures on the fifth year anniversary from the date of funding. It bears interest at an annual rate of 1%. The PPP loan is subject to 100% forgiveness. Currently, the application process to apply forgiveness occurs 10 months after the funding date. The Company intends to file the application for forgiveness, accordingly, unless the pending outcome of a new ruling is approved that forgives all the PPP loans under $150,000. There can be no assurance that such forgiveness will occur. The Company is accounting for the loan as debt and if forgiveness is granted the Company will recognize a gain on extinguishment.

Net (loss) income per Common Share

Basic net (loss) income per common share is computed by dividing the net (loss) income attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted net (loss) income per common share is computed by dividing the net (loss) income attributable to common stockholders by the weighted average number of shares of common stock outstanding and potentially outstanding shares of common stock during the period to reflect the potential dilution that could occur from common shares issuable through stock options, warrants, and convertible debentures. For the six months ended December 31, 2020 and 2019, all potential securities were anti-dilutive as a result of the effect of the change in fair value of the derivative liability creating a net loss available to common shareholders. For the three months ended December 31, 2020, such amounts were excluded from the diluted loss since their effect was considered anti-dilutive due to net loss for the period. For the three months ended December 31, 2019, all potential securities were anti-dilutive.

The table below shows the number of outstanding stock options and warrants as of December 31, 2020 and 2019:

	December 31, 2020	December 31, 2019
	Number of Shares	Number of Shares
Stock Options	750,400	60,400
Warrants	214,665	1,374,667
Total	965,065	1,435,067

BIOVIE INC.

Notes to Condensed Financial Statements

For the Six Months Ended December 31, 2020 and 2019

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

The Company’s intangible assets consist of intellectual property acquired from LAT Pharma, Inc. and are amortized over their estimated useful lives. The following is a summary of the intangible assets as of December 31, 2020 and June 30, 2020:

	December 31, 2020	June 30, 2020

Intellectual Property	$2,293,770	$2,293,770
Less Accumulated Amortization	(1,083,232)	(968,544)
Intellectual Property, Net	$1,210,538	$1,325,226

Amortization expense for the three-month period ended December 31, 2020 and 2019 was $57,344 and $57,344 respectively. Amortization expense for the six-month period ended December 31, 2020 and 2019 was $114,688 and $114,689 respectively.

Estimated future amortization expense is as follows:

Year ending June 30, 2021 (Remaining six months)	$ 114,689
2022	229,377
2023	229,377
2024	229,377
2025	229,377
2026	178,341
$ 1,210,538

BIOVIE INC.

Notes to Condensed Financial Statements

For the Six Months Ended December 31, 2020 and 2019

(unaudited)

5.	Related Party Transactions

Equity Transactions with Acuitas

On September 22, 2020, concurrent with the closing of the Company’s Offering, approximately $1.8 million was paid to Acuitas satisfying all amounts owed on the Debenture due September 24, 2020 held by the Company’s controlling stockholder, Acuitas.

Additionally in connection with the close of the public offering on September 22, 2020, the Company issued an aggregate of 6,909,582 shares of Common Stock to Acuitas, representing (i) 5.4 million shares issuable pursuant to Acuitas’ rights under the Purchase Agreement dated July 3, 2018, as amended on June 24, 2019 and October 9, 2019; and the various extension letters as more fully described below; which resulted in a deemed dividend at the close of the public offering at price of $10 per share, consistent with the Company’s accounting policy; and (ii) the automatic exercise of 1.5 million warrants issued to Acuitas in connection with the Debenture financing at the par value of the Common Stock.

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

BIOVIE INC.

Notes to Condensed Financial Statements

For the Six Months Ended December 31, 2020 and 2019

(unaudited)

5.	Related Party Transactions (continued)

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

For the Six Months Ended December 31, 2020 and 2019

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

The issuance of 1,125,000 shares of the Company’s commons stock and warrants to purchase an equal amount number of shares, to its controlling stockholder for the Bridge Financing was accounted for as a deemed dividend due to its related party nature and $17.1 million representing the excess of the fair value of the consideration given for the financing, net of debt discount; was recorded in accumulated deficit for the year ended June 30, 2020, accordingly. A debt discount of $500,000 against the debenture was recorded which will be amortized over the term of the debenture using the effective interest method. The Company recognized amortization of the unearned discount for the three month period ended December 31, 2020 and 2019 of $0 and $20,061, respectively, and for the six months period ended December 31, 2020 and 2019 of $21,336 and $21,595, respectively.

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

For the Six Months Ended December 31, 2020 and 2019

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

For the Six Months Ended December 31, 2020 and 2019

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

At December 31, 2020 and June 30, 2020, the estimated fair value of derivative liabilities measured on a recurring basis are as follows:

Fair Value Measurements at
December 31, 2020
	Level 1	Level 2	Level 3	Total

Derivative liability - Warrants	$—	$—	$—	$—
Derivative liability -Conversion option on convertible debenture	—	—	—	—
Total derivatives	$—	$—	$—	$—

	Fair Value Measurements at
	June 30, 2020
	Level 1	Level 2	Level 3	Total

Derivative liability - Warrants	$—	$—	$16,411,504	$16,411,504
Derivative liability -Conversion option on convertible debenture	—	—	5,000,800	5,000,800
Total derivatives	$—	$—	$21,412,304	$21,412,304

The following table presents the activity for liabilities measured at fair value using unobservable inputs for the six months ended December 31, 2020:

	Derivative liabilities - Warrants	Derivative liability - Conversion Option on Convertible Debenture

Beginning balance at July 1, 2020	$16,411,504	$5,000,800
Additions to level 3 liabilities	—	—
Change in in fair value of level 3 liability	(6,054,121)	(2,225,798)
Transfer in and/or out of Level 3	(10,357,383)	(2,775,002)
Balance at December 31, 2020	$—	$—

 BIOVIE INC.

Notes to Condensed Financial Statements

For the Six Months Ended December 31, 2020 and 2019

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

The related Debenture was paid off in cash on September 22, 2020, expiring the conversion option. (See note 5 “Related Party Transactions”)

7.	Equity Transactions

Stock Options

The following table summarizes the activity relating to the Company’s stock options for the six months ended December 31, 2020:

	Options	Weighted-Average Exercise Price	Weighted Remaining Average Contractual Term	Aggregate Intrinsic Value
Outstanding at June 30, 2020	60,400	$11.06	4.2	$352,600
Granted	693,200	13.87	5.0	585,671
Options Exercised or Forfeited	(3,200)	4.76	—	—
Outstanding at December 31, 2020	750,400	$13.25	4.6	$704,927
Exercisable at December 31, 2020	230,100	$13.25	4.6	$704,927

BIOVIE INC.

Notes to Condensed Financial Statements

For the Six Months Ended December 31, 2020 and 2019

(unaudited)

7.	Equity Transactions (Continued)

The fair value of each option grant on the date of grant is estimated using the Black-Scholes option. The pricing model reflected the following weighted-average assumptions for the six months ended December 31, 2020:

	December 31, 2020	December 31, 2019
Expected life of options (In years)	5	5
Expected volatility	77.29%	71.55%
Risk free interest rate	0.4%	1.61%
Dividend Yield	0%	0%

Expected volatility is based on the historical volatilities of three comparable companies of the daily closing price of their respective common stock and the expected life of options is based on historical data with respect to employee exercise periods. The Company accounts for forfeitures as they are incurred.

The Company recorded stock-based compensation expense of $1,536,929 and $1,536,929 for the three- and six- month periods ended December 31, 2020, respectively, and $11,162 and $11,162 for the three- and six- month periods ended December 31, 2019, respectively.

As of December 31, 2020, there was approximately $4,400,886 of unrecognized compensation cost related to non-vested options granted to Directors, which is expected to be recognized over a weighted-average period of approximately 3 years.

The following is a summary of stock options outstanding and exercisable by exercise price as of December 31, 2020:

Exercise Price	Outstanding	Weighted Average Contract Life	Exercisable
$2.80	7,200	4.1	7,200
$3.75	4,800	3.1	4,800
$6.25	1,600	2.8	1,600
$7.50	25,600	5.1	25,600
$8.75	1,600	3.3	1,600
$9.54	800	4.8	800
$9.90	800	4.8	800
$12.50	4,000	2.1	4,000
$13.91	691,600	5.0	172,900
$25.00	1,600	1.8	1,600
$26.25	4,400	1.3	4,400
$27.50	800	1.2	800
$28.75	1,600	1.6	1,600
$31.25	4,000	0.9	4,000

BIOVIE INC.

Notes to Condensed Financial Statements

For the Six Months Ended December 31, 2020 and 2019

(unaudited)

7.	Equity Transactions (Continued)

Stock Warrants

The following table summarizes the warrants activity during the six months ended December 31, 2020:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value
Outstanding and exercisable at June 30, 2020	1,374,667	$7.72	4.2	$13,799,331
Granted	293,248	6.61	5.0	—
Expired	—	—	—	—
Exercised - Acuitas	(1,453,250)	$4.00	—	$—
Outstanding and exercisable at December 31, 2020	214,665	$10.87	3.9	$2,099,854

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

Issuance of stock options

On October 1, 2020, the Company issued stock options to purchase 800 shares of common stock to the Chief Financial Officer as part of her compensation. The stock options were issued and are exercisable at an exercise price of $9.54 at any time from date of issuance and expire 5 years from the date of issuance.

On October 13, 2020, the Company issued stock options to purchase 800 shares of common stock as part of the annual board of director compensation. The stock options were issued and are exercisable at $9.90 at any time from date of issuance and expire 5 years from the date of issuance.

On December 18, 2020, the Company issued stock options to purchase 691,600 shares of common stock as part of the annual board of director compensation. The stock options have a vesting period, where 25% of the stock options vest on the grant date, and the remaining 75% vest over a 3 year period, on the first, second, and third anniversary of the grant date. The stock options were issued and are exercisable at $13.91 at any time from date of issuance and expire 5 years from the date of issuance.

BIOVIE INC.

Notes to Condensed Financial Statements

For the Six Months Ended December 31, 2020 and 2019

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

For the Six Months Ended December 31, 2020 and 2019

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

On January 19, 2021, the Company issued stock option grants to purchase a total of 4,800 shares of common stock, granting 800 shares each to the Chief Operations Officer, the Chief Scientific Officer and to four of its key consultants as part of their annual compensation. The stock options were issued and are exercisable at $42.09 at any time from date of issuance and expire 5 years from the date of issuance.

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

Comparison of the three months ended December 31, 2020 to the three months ended December 31, 2019

Net income (loss)

The net loss for the three months ended December 31, 2020 was approximately $3.1 million as compared to a net income of $6.7 million for the three months ended December 31, 2019. The increase in loss of approximately $9.8 million was primarily due to a change in fair value of derivative liabilities of approximately $7.4 million, a decrease in interest expense of approximately $21,000 and increase in operating expenses of approximately $2.4 million.

Total operating expenses for the three months ended December 31, 2020 were approximately $3 million as compared to $710,000 for the three months ended December 31, 2019.  The net increase of approximately $2.4 million during the three months ended December 31, 2020, was primarily due to an increase in research and development activities after the Company’s public offering of registered common stock which occurred on September 22, 2020 and the related expense of $1.5 million directors’ compensation related to stock options issued to the Board of Directors in December 31, 2020.

Research and Development Expenses

Research and development expenses were approximately $938,000 for the three months ended December 31, 2020, a net increase of approximately $591,000, from $347,000 for the three months ended December 31, 2019. Research and development activities increased after the Company raised funds in the public offering on September 22, 2020 and the funds were used for preparing for the 2B trials.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were approximately $2.1 million for the three months ended December 31, 2020 compared to $307,000 for the three months ended December 31, 2019. The net increase of approximately $1.8 million was primarily attributed to directors’ compensation of $1.5 million related to stock options issued to Board of Directors in December 2020 and approximately $220,000 professional consulting fees related to researching new business development pursuits.

Comparison of the six months ended December 31, 2020 to the six months ended December 31, 2019

Net income (loss)

The net income for the six months ended December 31, 2020 was $4.3 million as compared to a net income of $2.8 million for the six months ended December 31, 2019. The increase in net income of $1.5 million was due to a decrease in fair value of derivative liabilities of $521,000 and decrease in interest expense of $2.9 million related to the embedded derivative liability warrants offset by an increase in operating expenses of $1.9 million.

Total operating expenses for the six months ended December 31, 2020 were approximately $3.5 million compared to $1.4 million for the six months ended December 31, 2019.  The net increase of approximately $2.1 million was primarily due to increase in research and development activities after the Company raised funds in the public offering on September 22, 2020 and an increase in selling, general and administrative expenses attributed to directors’ compensation of $1.5 million related to stock options issued to the Board of Directors in December 2020.

Research and Development Expenses

Research and development expenses were approximately $1.1 million for the six months ended December 31, 2020, an increase of $375,000, from $688,000 for the six months ended December 31, 2019. Research and development activities increased after the Company raised funds in the public offering on September 22, 2020 and the funds were used for preparing for the 2B trials.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were approximately $2.3 million for the six months ended December 31, 2020, a net increase of approximately $1.7 million, from $614,000 for the six months ended December 31, 2019. The net increase was primarily attributed to directors’ compensation of $1.5 million related to stock options issued to Board of Directors in December 2020 and payments to professional consultants researching new business development pursuits of approximately $220,000 offset by a reduction in legal expenses of $63,000 and reduction in travel expenses of $25,000, that related to the capital raise in the previous six month period ended December 31, 2019.

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

As of December 31, 2020, stockholders’ equity was approximately $13.1 million and its accumulated deficit was approximately $90.4 million. As a development stage enterprise, the Company expects substantial losses in future periods. The accompanying interim condensed financial statements were prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Based on the Company’s plans, management believes it has sufficient funds to fund its operations through our next round of clinical trials through February 2022.

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

Critical Accounting Policies and Estimates

For the six-month period ended December 31, 2020, there were no significant changes to the Company’s critical accounting policies as identified in the Annual Report Form 10-K for the fiscal year ended June 30, 2020.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15f and 15d-15(f) under the Exchange Act), that occurred during the quarter ended December 31, 2020 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

BioVie Inc.,

Signature	Titles	Date

/s/ Terren Peizer ________________ Terren Peizer	Chairman and Chief Executive Officer (Principal Executive Officer)	January 29, 2021
/s/ Joanne Wendy Kim ________________ Joanne Wendy Kim	Chief Financial Officer (Principal Financial and Accounting Officer)	January 29, 2021