Form 10-Q
period 2021-03-31
BIOVIE INC.
filed 2021-05-10
CIK 1580149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2021

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

Yes ☐                                          No ☒

There were 13,958,516 shares of the Registrant’s $0.0001 par value Class A common stock outstanding as of May 7, 2021.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements	1
	Condensed Balance Sheets at March 31, 2021 (unaudited) and June 30, 2020	1
	Condensed Statements of Operations (unaudited) - for the three months and nine months ended March 31, 2021 and 2020	2
	Condensed Statements of Cash Flows (unaudited) - for the nine months ended March 31, 2021 and 2020	3
	Condensed Statements of Changes in Stockholders’ Equity/(Deficit) (unaudited) – for the periods from July 1, 2019 through March 31, 2020 and July 1, 2020 through March 31, 2021	4
	Notes to Unaudited Condensed Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23
Item 4.	Controls and Procedures	23

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

BioVie Inc.

Condensed Balance Sheets

	March 31,	June 30,
	2021	2020
ASSETS	(Unaudited)

CURRENT ASSETS:
Cash	$11,351,258	$37,195
Other assets	42,855	375,785
Total current assets	11,394,113	412,980

OTHER ASSETS:
Intangible assets, net	1,153,194	1,325,226
Goodwill	345,711	345,711
Total other assets	1,498,905	1,670,937

TOTAL ASSETS	$12,893,018	$2,083,917

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$1,428,434	$1,259,206
Derivative liability - warrants	—	16,411,504
Derivative liability - conversion option on convertible debenture	—	5,000,800
Convertible debenture - related party, net of unearned discount of $0 and $462,864 and capitalized accrued interest of $0 and $48,407 at March 31, 2021 and June 30, 2020, respectively	—	848,543
Total current liabilities	1,428,434	23,520,053

Loan payable	62,500	62,500

TOTAL LIABILITIES	1,490,934	23,582,553

Commitments and contingencies (Note 8)

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock; $0.001 par value; 10,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $0.0001 par value; 800,000,000 shares authorized at March 31, 2021 and June 30, 2020; 13,957,792 and 5,204,392 shares issued and outstanding at March 31, 2021 and June 30, 2020, respectively	1,395	520
Additional paid in capital	104,753,666	19,538,742
Accumulated deficit	(93,352,977)	(41,037,898)
Total stockholders' equity (deficit)	11,402,084	(21,498,636)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$12,893,018	$2,083,917

See accompanying notes to unaudited condensed financial statements

BioVie Inc.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31 2021	March 31 2020	March 31 2021	March 31 2020

OPERATING EXPENSES:
Amortization expense	$57,344	$57,344	$172,032	$172,032
Research and development expenses	696,657	353,198	1,759,769	1,003,124
Selling, general and administrative expenses	2,247,510	288,711	4,519,830	940,762
TOTAL OPERATING EXPENSES	3,001,511	699,253	6,451,631	2,115,918

LOSS FROM OPERATIONS	(3,001,511)	(699,253)	(6,451,631)	(2,115,918)

OTHER (INCOME) EXPENSE:
Change in fair value of derivative liabilities	—	(366,550)	(8,279,919)	(8,125,328)
Interest expense	—	33,699	559,455	3,532,234
Interest income	(8,643)	—	(14,408)	(233)
TOTAL OTHER (INCOME) EXPENSE, NET	(8,643)	(332,851)	(7,734,872)	(4,593,327)

NET (LOSS) INCOME	$(2,992,868)	$(366,402)	$1,283,241	$2,477,409

Deemed dividends - Related Party	—	—	53,598,320	17,099,058

NET (LOSS) INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(2,992,868)	$(366,402)	$(52,315,079)	$(14,621,649)

NET (LOSS) INCOME PER COMMON SHARE
- Basic	$(0.22)	$(0.07)	$(4.64)	$(3.02)
- Diluted	$(0.22)	$(0.07)	$(4.64)	$(3.02)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
- Basic	13,919,933	5,199,003	11,269,212	4,839,802
- Diluted	13,919,933	5,199,003	11,269,212	4,839,802

See accompanying notes to unaudited condensed financial statements

BioVie Inc.

Condensed Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	March 31, 2021	March 31, 2020

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,283,241	$2,477,409
Adjustments to reconcile net income to net cash used in operating activities:
Amortization of intangible assets	172,032	172,032
Stock based compensation	2,340,533	24,846
Common shares issued for interest payment	—	13,487
Common shares issued for service	—	39,200
Interest expense from convertible debenture	537,275	3,516,537
Change in fair value of derivative liabilities	(8,279,919)	(8,125,328)
Changes in operating assets and liabilities
Other assets	332,930	(243,030)
Accounts payable and accrued expenses	169,228	856,639
Net cash used in operating activities	(3,444,680)	(1,268,208)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	15,628,010	—
Proceeds from exercise of warrants	516,551	—
Payment of convertible debenture - related party	(1,821,818)	—
Proceeds from loan payable - related party	—	432,000
Proceeds from convertible debenture - related party	436,000	500,000
Net cash provided by financing activities	14,758,743	932,000

Net increase (decrease) in cash	11,314,063	(336,208)

Cash, beginning of period	37,195	339,923

Cash, end of period	$11,351,258	$3,715

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$22,180	$2,212
Cash paid for taxes	$—	$—

SCHEDULE OF NON-CASH FINANCING ACTIVITIES:
Deemed dividends - related party	$53,598,320	$17,099,058
Stock warrants classified as derivative liability	$—	$7,530,308

See accompanying notes to unaudited condensed financial statements

BioVie Inc.

Condensed Statements of Changes in Stockholders’ (Deficit) Equity

For the periods July 1, 2019 through March 31, 2020 and July 1, 2020 through March 31, 2021

(Unaudited)

	Common Stock		Additional Paid in	Accumulated	Total Stockholders' Equity
	Shares	Amount	Capital	Deficit	(Deficit)

Balance, June 30, 2019	4,058,724	$406	$9,392,573	$(7,262,072)	$2,130,907

Issuance of commitment shares	1,125,000	112	10,068,638	—	10,068,750

Deemed dividend for commitment shares	—	—	—	(17,099,058)	(17,099,058)

Net loss for the three months ended September 30, 2019	—	—	—	(3,821,227)	(3,821,227)

Balance, September 30, 2019	5,183,724	518	19,461,211	(28,182,357)	(8,720,628)

Stock option compensation	—	—	11,162	—	11,162

Net income for the three months ended December 31, 2019	—	—	—	6,665,038	6,665,038

Balance, December 31, 2019	5,183,724	$518	$19,472,373	$(21,517,319)	$(2,044,428)

Stock based compensation	—	—	13,684	—	13,684

Issuance of shares for services	11,200	1	39,199	—	39,200

Issuance of shares for interest payment	4,422	—	13,487	—	13,487

Net loss for the three months ended March 31, 2020	—	—	—	(366,402)	(366,402)

Balance, March 31, 2020	5,199,346	$519	$19,538,743	$(21,883,721)	$(2,344,459)

Balance, June 30, 2020	5,204,392	$520	$19,538,742	$(41,037,898)	$(21,498,636)

Net proceeds from issuance of common stock	1,799,980	180	15,627,830	—	15,628,010

Redemption of warrants - related party	1,549,750	155	13,132,230	—	13,132,385

Deemed dividend for purchase option - related party	5,359,832	536	53,597,784	(53,598,320)	—

Cashless exercise of options	2,210	—	—	—	—

Net income for the three months ended September 30, 2020	—	—	—	7,333,916	7,333,916

Balance, September 30, 2020	13,916,164	1,391	101,896,586	(87,302,302)	14,595,675

Stock based compensation	—	—	1,536,929	—	1,536,929

Net loss for the three months ended December 31, 2020	—	—	—	(3,057,807)	(3,057,807)

Balance, December 31, 2020	13,916,164	$1,391	$103,433,515	$(90,360,109)	$13,074,797

Stock based compensation	—	—	803,604	—	803,604

Cashless exercise of warrants	304	—	—	—	—

Proceeds from exercise of warrants	41,324	4	516,547	—	516,551

Net loss for the three months ended March 31, 2021	—	—	—	(2,992,868)	(2,992,868)

Balance, March 31, 2021	13,957,792	$1,395	$104,753,666	$(93,352,977)	$11,402,084

See accompanying notes to unaudited condensed financial statements

BIOVIE INC.

Notes to Condensed Financial Statements

For the Nine Months Ended March 31, 2021 and 2020

(unaudited)

1.	Background Information

BioVie Inc. (the “Company”) is a clinical-stage company developing innovative drug therapies to treat chronic debilitating conditions including liver disease and neurological and neuro-degenerative disorders and certain cancers. We are currently focused on developing and commercializing BIV201 (continuous infusion terlipressin), a novel approach to the treatment of ascites due to chronic liver cirrhosis. Our therapy BIV201 is based on a drug that is approved in about 40 countries to treat related complications of liver cirrhosis (part of the same disease pathway as ascites), but not yet available in the United States. BIV201’s active agent is a potent vasoconstrictor and has shown efficacy for reducing portal hypertension in studies around the world. The goal is for BIV201 to interrupt the ascites disease pathway, thereby halting the cycle of accelerating fluid generation in ascites patients.

BioVie completed a Phase 2a clinical trial of BIV201 in patients with refractory ascites due to advanced liver cirrhosis at the McGuire Research Institute in Richmond, VA in 2019. The Company met with representatives of the Food and Drug Administration (“FDA”) in a Type C Guidance Meeting to discuss the study results and plan our next clinical study. Subsequently we requested a Type B Meeting and submitted an extensive pre-meeting information package. In April 2020, the FDA provided a written response that provided new guidance regarding primary and secondary endpoints, BIV201 dosing levels, quality of life measures and other key aspects of the clinical trial design. After further communications, the Company completed the clinical trial design protocol and was cleared to begin a Phase 2 clinical study. We activated the first trial sites in the first calendar quarter of 2021 and patient screening is now underway. The Phase 2 study results will be used to guide the design of a pivotal Phase 3 clinical trial. We have developed a patent-pending novel liquid formulation of BIV201 for use in this study that is intended to improve convenience for outpatient administration and avoid potential formulation errors that may occur when pharmacists reconstitute the powder version of terlipressin.

BIV201 has the potential to improve the health of thousands of patients suffering from life-threatening complications of liver cirrhosis due to hepatitis, nonalcoholic steatohepatitis (NASH), and alcoholism. It has FDA Fast-Track status and Orphan Drug designation for the most common of these complications, ascites, which represents a significant unmet medical need. An Orphan drug that is first-to-market typically receives 7 years of market exclusivity in the United States for the designated use(s). The FDA has never approved any drug specifically for treating ascites. In addition, the Company is applying for global patent coverage of a proprietary liquid formulation of terlipressin for use in the Phase 2 and Phase 3 clinical trials, which has been cleared by the FDA. This could eventually provide up to 20 years of patent protection in countries where the Company seeks patent issuance according to local patent laws.

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

On April 27, 2021, the Company entered into an Asset Purchase Agreement (the “Purchase Agreement”) with NeurMedix, Inc. (“NeurMedix”) and Acuitas Group Holdings, LLC (“Acuitas”), which are related party affiliates, pursuant to which the Company has agreed to acquire certain assets from NeurMedix and assume certain liabilities of NeurMedix, in exchange for the consideration of cash and shares of common stock. (collectively, the “Transaction”). The acquired assets include, among others, those related to certain drug candidates being developed by NeurMedix, including NE3107, a small molecule orally administered inhibitor of insulin resistance and the pathological inflammatory cascade, with a novel mechanism of action that has potential applications for treatment against Alzheimer’s Disease and Parkinson’s Disease. See Note 9 - Subsequent Events.

 BIOVIE INC.

Notes to Condensed Financial Statements

For the Nine Months Ended March 31, 2021 and 2020

(unaudited)

2.	Liquidity

Liquidity and Going Concern

The Company’s operations are subject to a number of factors that can affect its operating results and financial conditions. Such factors include, but are not limited to: the results of clinical testing and trial activities of the Company’s products, the Company’s ability to obtain regulatory approval to market its products, competition from products manufactured and sold or being developed by other companies, the price of, and demand for, Company products, the Company’s ability to negotiate favorable licensing or other manufacturing and marketing agreements for its products, and the Company’s ability to raise capital. The Company’s financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of March 31, 2021, the Company had working capital of approximately $10 million and cash of $11.4 million and, stockholders’ equity was approximately $11.4 million, and its accumulated deficit was approximately $93.4 million. In addition, the Company has not generated any revenues and no revenues are expected in the foreseeable future. The Company’s future operations are dependent on the success of the Company’s ongoing development and commercialization effort, as well as continuing to secure additional financing.

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

For the Nine Months Ended March 31, 2021 and 2020

(unaudited)

3.	Significant Accounting Policies (continued)

Loan Pursuant to Paycheck Protection Program

The Company received $62,500 in loan proceeds pursuant to the Paycheck Protection Program (“PPP”), under the Coronavirus Aid Relief and Economic Security (CARES) Act. The PPP Loan is evidenced by a loan application and payment agreement by and between the Company and Lender. The Company applied for the loan in May 2020 and received funding for its maximum amount of $62,500 on May 21, 2020. The term of the loan is for 60 months and matures on the fifth-year anniversary from the date of funding. It bears interest at an annual rate of 1%. The PPP loan is subject to 100% forgiveness. The Company has filed the application for forgiveness, in February 2021 and is pending confirmation of forgiveness by the SBA. There can be no assurance that such forgiveness will occur. The Company is accounting for the loan as debt and if forgiveness is granted the Company will recognize a gain on extinguishment.

Net (loss) income per Common Share

Basic net (loss) income per common share is computed by dividing the net (loss) income attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted net (loss) income per common share is computed by dividing the net (loss) income attributable to common stockholders by the weighted average number of shares of common stock outstanding and potentially outstanding shares of common stock during the period to reflect the potential dilution that could occur from common shares issuable through stock options, warrants, and convertible debentures. For the nine months ended March 31, 2021 and 2020, all potential securities were anti-dilutive as a result of the effect of the change in fair value of the derivative liability creating a net loss available to common shareholders. For the three months ended March 31, 2021 and 2020, such amounts were excluded from the diluted loss since their effect was considered anti-dilutive due to net loss for the period.

The table below shows the number of outstanding stock options and warrants as of March 31, 2021 and 2020:

	March 31, 2021	March 31, 2020
	Number of Shares	Number of Shares
Stock Options	755,200	68,400
Warrants	173,021	1,374,667
Total	928,221	1,443,067

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

For the Nine Months Ended March 31, 2021 and 2020

(unaudited)

4.	Intangible Assets

The Company’s intangible assets consist of intellectual property acquired from LAT Pharma, Inc. and are amortized over their estimated useful lives. The following is a summary of the intangible assets as of March 31, 2021 and June 30, 2020:

	March 31, 2021	June 30, 2020
Intellectual Property	$2,293,770	$2,293,770
Less Accumulated Amortization	(1,140,576)	(968,544)
Intellectual Property, Net	$1,153,194	$1,325,226

Amortization expense for the three-month period ended March 31, 2021 and 2020 was $57,344 and $57,344 respectively. Amortization expense for the nine-month period ended March 31, 2021 and 2020 was $172,032 and $172,032 respectively.

Estimated future amortization expense is as follows:

Year ending June 30, 2021 (Remaining three months)	$ 57,344
2022	229,377
2023	229,377
2024	229,377
2025	229,377
2026	178,342
$ 1,153,194

BIOVIE INC.

Notes to Condensed Financial Statements

For the Nine Months Ended March 31, 2021 and 2020

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

For the Nine Months Ended March 31, 2021 and 2020

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

For the Nine Months Ended March 31, 2021 and 2020

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

The issuance of 1,125,000 shares of the Company’s commons stock and warrants to purchase an equal amount number of shares, to its controlling stockholder for the Bridge Financing was accounted for as a deemed dividend due to its related party nature and $17.1 million representing the excess of the fair value of the consideration given for the financing, net of debt discount; was recorded in accumulated deficit for the year ended June 30, 2020, accordingly. A debt discount of $500,000 against the debenture was recorded which will be amortized over the term of the debenture using the effective interest method. The Company recognized amortization of the unearned discount for the three-month period ended March 31, 2021 and 2020 of $0 and $20,307, respectively, and for the nine months period ended March 31, 2021 and 2020 of $21,336 and $41,902, respectively.

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

For the Nine Months Ended March 31, 2021 and 2020

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

For the Nine Months Ended March 31, 2021 and 2020

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

At March 31, 2021 and June 30, 2020, the estimated fair value of derivative liabilities measured on a recurring basis are as follows:

Fair Value Measurements at March 31, 2021
	Level 1	Level 2	Level 3	Total

Derivative liability - Warrants	$—	$—	$—	$—
Derivative liability -Conversion option on convertible debenture	—	—	—	—
Total derivatives	$—	$—	$—	$—

	Fair Value Measurements at
	June 30, 2020
	Level 1	Level 2	Level 3	Total

Derivative liability - Warrants	$—	$—	$16,411,504	$16,411,504
Derivative liability -Conversion option on convertible debenture	—	—	5,000,800	5,000,800
Total derivatives	$—	$—	$21,412,304	$21,412,304

The following table presents the activity for liabilities measured at fair value using unobservable inputs for the nine months ended March 31, 2021:

	Derivative liabilities - Warrants	Derivative liability - Conversion Option on Convertible Debenture

Beginning balance at July 1, 2020	$16,411,504	$5,000,800
Additions to level 3 liabilities	—	—
Change in in fair value of level 3 liability	(6,054,121)	(2,225,798)
Transfer in and/or out of Level 3	(10,357,383)	(2,775,002)
Balance at March 31, 2021	$—	$—

BIOVIE INC.

Notes to Condensed Financial Statements

For the Nine Months Ended March 31, 2021 and 2020

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

The related Debenture was paid off in cash on September 22, 2020, expiring the conversion option. (See note 5 “Related Party Transactions”)

BIOVIE INC.

Notes to Condensed Financial Statements

For the Nine Months Ended March 31, 2021 and 2020

(unaudited)

7.	Equity Transactions

Stock Options

The following table summarizes the activity relating to the Company’s stock options for the nine months ended March 31, 2021:

	Options	Weighted-Average Exercise Price	Weighted Remaining Average Contractual Term	Aggregate Intrinsic Value
Outstanding at June 30, 2020	60,400	$11.06	4.2	$352,600
Granted	698,000	14.63	4.7	954,239
Options Exercised or Forfeited	(3,200)	4.76	—	—
Outstanding at March 31, 2021	755,200	$13.85	4.4	$1,516,511
Exercisable at March 31, 2021	236,500	$13.85	4.4	$1,516,511

The fair value of each option grant on the date of grant is estimated using the Black-Scholes option. The pricing model reflected the following weighted-average assumptions for the nine months ended March 31, 2021 and 2020:

	March 31, 2021	March 31, 2020
Expected life of options (In years)	5	5
Expected volatility	77.05%	73.74%
Risk free interest rate	0.5%	1.63%
Dividend Yield	0%	0%

Expected volatility is based on the historical volatilities of three comparable companies of the daily closing price of their respective common stock and the expected life of options is based on historical data with respect to employee exercise periods. The Company accounts for forfeitures as they are incurred.

The Company recorded stock-based compensation expense of $803,604 and $2,340,533 for the three- and nine- month periods ended March 31, 2021, respectively, and $13,684 and $24,846 for the three- and nine- month periods ended March 31, 2020, respectively.

As of March 31, 2021, unrecognized stock-based compensation cost was $3,721,620 which is expected to be recognized over a weighted-average period of approximately 3 years.

BIOVIE INC.

Notes to Condensed Financial Statements

For the Nine Months Ended March 31, 2021 and 2020

(unaudited)

7.	Equity Transactions (continued)

The following is a summary of stock options outstanding and exercisable by exercise price as of March 31, 2021:

Exercise Price	Outstanding	Weighted Average Contract Life	Exercisable
$2.80	7,200	3.8	7,200
$3.75	4,800	2.8	4,800
$6.25	1,600	2.6	1,600
$7.50	25,600	4.9	25,600
$8.75	1,600	3.0	1,600
$9.54	800	4.5	800
$9.90	800	4.5	800
$12.50	4,000	1.8	4,000
$13.91	691,600	4.7	172,900
$25.00	1,600	1.5	1,600
$26.25	4,400	1.1	4,400
$27.50	800	1.0	800
$28.75	1,600	1.4	1,600
$31.25	4,000	0.6	4,000
$42.09	4,800	4.8	4,800

Stock Warrants

The following table summarizes the warrants activity during the nine months ended March 31, 2021:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value
Outstanding and exercisable at June 30, 2020	1,374,667	$7.72	4.2	$13,799,331
Granted	293,248	$6.61	5.0	$—
Expired	—	$—	—	$—
Exercised	(41,644)	$12.40	4.0	$—
Exercised - Acuitas	(1,453,250)	$4.00	4.0	$—
Outstanding and exercisable at March 31, 2020	173,021	$10.49	3.4	$2,203,264

Of the above warrants, 9,391 expire in fiscal year ending June 30, 2022, 4,815 expire in fiscal year ending June 30, 2023, 110,140 expire in fiscal year ending June 30, 2025 and 48,675 expire in fiscal year ending June 30, 2026.

BIOVIE INC.

Notes to Condensed Financial Statements

For the Nine Months Ended March 31, 2021 and 2020

(unaudited)

7.	Equity Transactions (continued)

Issuance of common stock through exercise of Stock Options and Warrants

On July 28, 2020, the Company issued 2,210 shares of common stock pursuant to a cashless exercise of stock options to purchase 3,200 shares at an average exercise price of $4.76 per share.

On January 27, 2021, the Company issued 304 shares of common stock pursuant to a cashless exercise of warrants to purchase 320 shares at an average exercise price of $1.88 per share.

On March 23, 2021, the Company issued 27,000 shares of common stock pursuant to a cash exercise of warrants to purchase 27,000 shares at an average exercise price of $12.50 per share.

On March 24, 2021, the Company issued 14,324 shares of common stock pursuant to a cash exercise of warrants to purchase 14,324 shares at an average exercise price of $12.50 per share.

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

On December 18, 2020, the Company issued stock options to purchase 691,600 shares of common stock as part of the annual board of director compensation. The stock options have a vesting period, where 25% of the stock options vest on the grant date, and the remaining 75% vest over a 3 year period, on the first, second, and third anniversary of the grant date. The stock options were issued and are exercisable at $13.91 at any time from date of issuance and expire 5 years from the date of issuance. The amortization for the quarter ended March 31, 2021 was $679,276. The remaining amortization over the next 5 years is $3,721,610.

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

For the Nine Months Ended March 31, 2021 and 2020

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

For the Nine Months Ended March 31, 2021 and 2020

(unaudited)

8.	Commitments and Contingencies (continued)

The Company and PharmaIN Corporation, LAT Pharma’s former partner focused on the development of new modified drug candidates in the same therapeutic field but not including BIV201, had agreed to pay royalties equal to less than 1% of future net sales of each company's ascites drug development programs, or if such program is licensed to a third party, less than 5% of each company's net license revenues. On December 24, 2018, the Company returned its partial ownership rights to the PharmaIN modified terlipressin development program and simultaneously paid the remaining balance due on a related debt. PharmaIN, Corp. rights to our program remain unchanged. Additionally, the Company obligation to pay a low single digit royalty on the net sales of BIV201 (continuous infusion terlipressin) to be shared among LAT Pharma LLC members, and The Barrett Edge, Inc. pursuant to the Agreement and Plan of Merger, dated April 11, 2016, by and between LAT Pharma LLC. The Company has an obligation to pay a low single digit royalty on net sales of all terlipressin products covered by specified patents up to a maximum of $200,000 per year pursuant to the Technology Transfer Agreement, dated July 25, 2016, by and between us and the University of Padova (Italy).

Pursuant to the Technology Transfer Agreement entered into on July 25, 2016 between BioVie and the University of Padova (Italy), BioVie is obligated to pay a low single digit royalty on net sales of all terlipressin products covered by US patent no. 9,655,645 and any future foreign issuances capped at a maximum of $200,000 per year.

9.	Subsequent Events

On April 19, 2021, the Company issued 724 shares of common stock pursuant to a cashless exercise of warrants to purchase 760 shares at an average exercise price of $1.88 per share.

On April 30, 2021, the Company issued 13,500 shares of common stock pursuant a cash exercise of warrants at $12.50 per share.

On April 27, 2021, the Company entered into a Purchase Agreement with NeurMedix, and Acuitas, which are related party affiliates, pursuant to which the Company has agreed to acquire certain assets from NeurMedix and assume certain liabilities of NeurMedix, in exchange for the consideration described below. The acquired assets include, among others, those related to certain drug candidates being developed by NeurMedix, including NE3107, a small molecule orally administered inhibitor of insulin resistance and the pathological inflammatory cascade, with a novel mechanism of action that has potential applications for treatment against Alzheimer’s Disease and Parkinson’s Disease.

At the closing of the Transaction, BioVie will issue to NeurMedix 8,361,308 shares of the Company’s common stock and make a cash payment equal to the aggregate amount of NeurMedix’s direct and documented cash expenditures to advance certain clinical programs from March 1, 2021 through the closing, which cash payment is estimated to be approximately $3.0 million. Subject to the terms and conditions of the Purchase Agreement, following the closing, BioVie will also be obligated to deliver contingent consideration to NeurMedix (or its successor) consisting of (i) a cash payment of approximately $7.3 million, subject to a pivotal clinical trial for NE3107 meeting its primary endpoint(s) and BioVie having successfully raised at least $50 million in new capital, and (ii) shares of BioVie’s common stock having an aggregate value of up to $3.0 billion, subject to the achievement of certain clinical, regulatory and commercial milestones related to the drug candidates to be acquired by the Company from NeurMedix, as more fully set forth in the Purchase Agreement.

On May 9, 2021, the Company, NeurMedix and Acuitas entered into Amendment No. 1 to the APA (the “Amendment” and the APA as so amended, the “Purchase Agreement”), pursuant to which the parties agreed, among other things, to modify the contingent stock consideration that BioVie may be obligated to deliver to NeurMedix (or its successor) pursuant to the Purchase Agreement. Previously, BioVie was obligated to deliver contingent stock consideration to NeurMedix (or its successor) consisting of shares of BioVie’s common stock having an aggregate value of up to $3.0 billion, subject to the achievement of certain clinical, regulatory and commercial milestones related to the drug candidates to be acquired by BioVie from NeurMedix, and subject to a cap limiting each issuance of shares if such issuance would result in the beneficial ownership of NeurMedix and its affiliates exceeding 89.9999% of BioVie’s issued and outstanding common stock. Pursuant to the Amendment, BioVie will be obligated to deliver contingent stock consideration to NeurMedix (or its successor) consisting of up to 18.0 million shares of BioVie’s common stock, with 4.5 million shares issuable upon the achievement of each of the four milestones set forth in the Purchase Agreement, subject to a cap limiting the issuance of shares if such issuance would result in the beneficial ownership of NeurMedix and its affiliates exceeding 87.5% of BioVie’s issued and outstanding common stock.

The Transaction is expected to close twenty calendar days after a related definitive information statement on Schedule 14C is mailed to the Company’s stockholders and is anticipated to close in the second calendar quarter of 2021.

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

Management’s Discussion

BioVie Inc. is a clinical-stage company pursuing the discovery and development of innovative drug therapies to address severe unmet needs in chronic debilitating diseases. We are currently focused on developing and commercializing BIV201 (continuous infusion terlipressin), a novel approach to the treatment of ascites due to chronic liver cirrhosis. Our therapy BIV201 is based on a drug that is approved in about 40 countries to treat related complications of liver cirrhosis (part of the same disease pathway as ascites), but not yet available in the United States. BIV201’s active agent is a potent vasoconstrictor and has shown efficacy for reducing portal hypertension in studies around the world. The goal is for BIV201 to interrupt the ascites disease pathway, thereby halting the cycle of accelerating fluid generation in ascites patients.

Comparison of the three months ended March 31, 2021 to the three months ended March 31, 2020

Net income (loss)

The net loss for the three months ended March 31, 2021 was approximately $3 million as compared to a net loss of $366,000 for the three months ended March 31, 2020. The increase in loss of approximately $2.6 million was primarily due an increase in operating expenses of $2.3 million, a change in fair value of derivative liabilities of approximately $367,000, and a decrease in interest expense of approximately $34,000.

Total operating expenses for the three months ended March 31, 2021 were approximately $3 million as compared to $699,000 for the three months ended March 31, 2020.  The net increase of approximately $2.3 was primarily consisted of increases in research and development expenses of $344,000 and selling, general and administrative expenses of $2 million related to stock-based compensation and due diligence services related to the Company’s purchase of NeurMedix’s assets. (See Note 9 Subsequent events in the accompanying condensed financial statements.)

Research and Development Expenses

Research and development expenses were approximately $697,000 for the three months ended March 31, 2021, a net increase of approximately $344,000, from $353,000 for the three months ended March 31, 2020. Research and development activities increased in preparation and launch of the Phase 2b clinical trials.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were approximately $2.2 million for the three months ended March 31, 2021 compared to $289,000 for the three months ended March 31, 2020. The net increase of approximately $1.9 million was primarily attributed to legal and consulting expenses totaling approximately $1 million for due diligence services in the acquisition of NeurMedix assets, and approximately $804,000 related to stock-based compensation for stock options granted to certain management and the Company’s key consultants and amortization for stock options granted to directors.

Comparison of the nine months ended March 31, 2021 to the nine months ended March 31, 2020

Net income (loss)

The net income for the nine months ended March 31, 2021 was $1.3 million as compared to a net income of $2.5 million for the nine months ended March 31, 2020. The decrease in net income of $1.2 million was due to a decrease in interest expense of $3 million related to the embedded derivative liability warrants offset by operating expenses increases totaling $4.3 million.

Total operating expenses for the nine months ended March 31, 2021 were approximately $6.5 million compared to $2.1 million for the nine months ended March 31, 2020.  The net increase of approximately $4.4 million was primarily consisted of increases in research and development expenses of $757,000 and selling, general and administrative expenses of $3.6 million attributed to stock-based compensation expenses for due diligence related to the purchase of the NeurMedix assets.

Research and Development Expenses

Research and development expenses were approximately $1.8 million for the nine months ended March 31, 2021, an increase of $757,000, from $1 million for the nine months ended March 31, 2020. Research and development activities increased in preparation and launch of Phase 2b clinical trials.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were approximately $4.5 million for the nine months ended March 31, 2021, a net increase of approximately $3.6 million, from $941,000 for the nine months ended March 31, 2020. The net increase primarily consisted of stock-based compensation of $2.3 million related to stock options granted to the Board of Directors, management and certain key consultants to the Company and amortization for stock options granted to directors; and legal and consulting expenses totaling approximately $1 million for due diligence services in the acquisition of NeurMedix assets as described below.

Capital Resources and Liquidity

As of March 31, 2021, the Company had working capital of approximately $10 million and cash of $11.4 million and, stockholders’ equity was approximately $11.4 million, and its accumulated deficit was approximately $93.4 million. In addition, the Company has not generated any revenues and no revenues are expected in the foreseeable future. The Company’s future operations are dependent on the success of the Company’s ongoing development and commercialization effort, as well as continuing to secure additional financing.

As described in Note 9 Subsequent Events in the accompany condensed interim financial statements, on April 27, 2021, the Company entered into an Asset Purchase Agreement which was amended by Amendment No. 1 to the Asset Purchase Agreement on May 9, 2021, (collectively “the Amended Asset Purchase Agreement”) with Neurmedix to acquire certain assets from NeurMedix and assume certain liabilities of NeurMedix, in exchange for the consideration of cash and common stock of the Company. At the close of the transaction, the Company will issue 8,361,308 shares of the Company’s common stock and make a cash payment equal to the aggregate amount of NeurMedix’s direct and documented cash expenditures to advance certain clinical programs from March 1, 2021 through the closing, which cash payment is estimated to be approximately $3.0 million. The cash requirements for expenses such as the due diligence, legal fees and the fairness opinion and including the $3 million cash consideration totals approximately $ 7.4 million and will be due at the close of the transaction, currently anticipated in the last quarter of our fiscal year. These expenditures will have a significant impact on the Company’s cash position and the funding of its future operations over the next 12 months, raising substantial doubt about its ability to meet its financial cash flow requirements. Subject to the terms and conditions of the Amended Asset Purchase Agreement following the closing, BioVie will also be obligated to deliver contingent consideration to NeurMedix (or its successor) consisting of (i) a cash payment of approximately $7.3 million, subject to a pivotal clinical trial for NE3107 meeting its primary endpoint(s) and BioVie having successfully raised at least $50 million in new capital, and (ii) contingent stock consideration to NeurMedix (or its successor) consisting of up to 18.0 million shares of BioVie’s common stock, with 4.5 million shares issuable upon the achievement of each of the four milestones set forth in the Purchase Agreement, subject to a cap limiting the issuance of shares if such issuance would result in the beneficial ownership of NeurMedix and its affiliates exceeding 87.5% of BioVie’s issued and outstanding common stock.

The future viability of the Company is largely dependent upon its ability to raise additional capital to finance its operations. We cannot assure you that our drug candidate will be developed, work, or receive regulatory approval; that we will ever earn revenues sufficient to support our operations or that we will ever be profitable. Furthermore, since we have no committed source of sufficient financing, we cannot assure that we will be able to raise money as and when we need it to continue our operations. If we cannot raise funds as and when we need them, we may be required to severely curtail, or even to cease, our operations.

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

Critical Accounting Policies and Estimates

For the nine-month period ended March 31, 2021, there were no significant changes to the Company’s critical accounting policies as identified in the Annual Report Form 10-K for the fiscal year ended June 30, 2020.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15f and 15d-15(f) under the Exchange Act), that occurred during the quarter ended Mach 31, 2021 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

BioVie Inc.,

Signature	Titles	Date

/s/ Cuong V Do ________________ Cuong V Do	Chairman and Chief Executive Officer (Principal Executive Officer)	May 10, 2021
/s/ Joanne Wendy Kim ________________ Joanne Wendy Kim	Chief Financial Officer (Principal Financial and Accounting Officer)	May 10, 2021