Form 10-Q
period 2021-09-30
BIOVIE INC.
filed 2021-11-10
CIK 1580149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________to _____________

Commission File Number: 001-39015

BIOVIE INC.

(Exact name of registrant as specified in its charter)

Nevada	46-2510769
(State or other jurisdiction of incorporation or organization)	(I.R.S. Empl. Ident. No.)

9120 Double Diamond Parkway Suite 1400
Reno, NV 89521
(Address of principal executive offices, Zip Code)

(775) 888-3162
(Registrant’s telephone number, including area code)

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

Yes ☐                                          No ☒

There were 24,962,373 shares of the Registrant’s $0.0001 par value Class A common stock outstanding as of November 4, 2021.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, and Section 27A of the Securities Act of 1933. Any statements contained in this report that are not statements of historical fact may be forward-looking statements. When we use the words “intends,” “estimates,” “predicts,” “potential,” “continues,” “anticipates,” “plans,” “expects,” “believes,” “should,” “could,” “may,” “will” or the negative of these terms or other comparable terminology, we are identifying forward-looking statements. Forward-looking statements involve risks and uncertainties, which may cause our actual results, performance or achievements to be materially different from those expressed or implied by forward-looking statements. These factors include, among others; our research and development activities and, distributor channel; compliance with regulatory impositions requirements; and our capital needs. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

BioVie Inc.

Condensed Balance Sheets

	September 30,	June 30,
	2021	2021
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$20,488,025	$4,511,642
Other assets	105,923	93,487
Total current assets	20,593,948	4,605,129

OTHER ASSETS:
Intangible assets, net	1,038,505	1,095,849
Goodwill	345,711	345,711
Total other assets	1,384,216	1,441,560

TOTAL ASSETS	$21,978,164	$6,046,689

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$679,393	$996,374
Current portion of other liabilities	580,625	—
Total current liabilities	1,260,018	996,374

Other liabilities	483,854	—

TOTAL LIABILITIES	1,743,872	996,374

Commitments and contingencies (Note 8)

STOCKHOLDERS’ EQUITY :

Preferred stock; $0.001 par value; 10,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $0.0001 par value; 800,000,000 shares authorized at September 30, 2021 and June 30, 2021, respectively; 24,962,373 and 22,333,324 shares issued and outstanding at September 30, 2021 and June 30, 2021, respectively	2,494	2,232

Additional paid in capital	250,657,973	229,933,505
Accumulated deficit	(230,426,175)	(224,885,422)
Total stockholders’ equity	20,234,292	5,050,315

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$21,978,164	$6,046,689

See accompanying notes to unaudited condensed financial statements

BioVie Inc.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended	Three Months Ended
	September 30 2021	September 30 2020

OPERATING EXPENSES:
Amortization	$57,344	$57,344
Research and development expenses	2,845,594	100,914
Selling, general and administrative expenses	2,644,346	228,497
TOTAL OPERATING EXPENSES	5,547,284	386,755

LOSS FROM OPERATIONS	(5,547,284)	(386,755)

OTHER EXPENSE (INCOME) EXPENSE:
Change in fair value of derivative liabilities	—	(8,279,919)
Interest expense	1,114	559,312
Interest income	(7,645)	(64)
TOTAL OTHER INCOME, NET	(6,531)	(7,720,671)

NET (LOSS)/INCOME	$(5,540,753)	$7,333,916

Deemed dividends - related party	—	53,598,320

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(5,540,753)	$(46,264,404)

NET LOSS PER COMMON SHARE
- Basic	$(0.23)	$(7.75)
- Diluted	$(0.23)	$(7.75)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
- Basic	23,719,927	5,971,622
- Diluted	23,719,927	5,971,622

See accompanying notes to unaudited condensed financial statements

BioVie Inc.

Condensed Statements of Cash Flows

(Unaudited)

	Three Months Ended	Three Months Ended
	September 30, 2021	September 30, 2020

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)/income	$(5,540,753)	$7,333,916
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Amortization of intangible assets	57,344	57,344
Stock based compensation - restricted stock	286,759	—
Stock option based compensation expense	1,926,962	—
Interest expense from convertible debenture	—	537,275
Change in fair value of derivative liabilities	—	(8,279,919)
Changes in operating assets and liabilities:
Other assets	(12,436)	323,591
Accounts payable and accrued expenses	(316,981)	(1,056,032)
Other liabilities	1,064,479	—
Net cash used in operating activities	(2,534,626)	(1,083,825)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	18,511,009	15,628,010
Payment of convertible debenture - related party	—	(1,821,818)
Proceeds from convertible debenture - related party	—	436,000
Net cash provided by financing activities	18,511,009	14,242,192

Net increase in cash	15,976,383	13,158,367

Cash, beginning of period	4,511,642	37,195

Cash, end of period	$20,488,025	$13,195,562

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$1,114	$70,444
Cash paid for taxes	$—	$—

SCHEDULE OF NON-CASH FINANCING ACTIVITIES:
Deemed dividends - related party	$—	$53,598,320

See accompanying notes to unaudited condensed financial statements

BioVie Inc.

Condensed Statements of Changes in Stockholders’ (Deficit) Equity

For the Three Months Ended September 30, 2021 and September 30, 2020

(Unaudited)

	Common Stock	Common Stock	Additional Paid in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Capital	Deficit	(Deficit)

Balance, June 30, 2020	5,204,392.00	$520	$19,538,742	$(41,037,898)	$(21,498,636)

Proceeds from issuance of common stock,net of cost of $2,371,790	1,799,980	180	15,627,830	—	15,628,010

Redemption of warrants - related party	1,549,750	155	13,132,230	—	13,132,385

Deemed dividend for purchase option - related party	5,359,832	536	53,597,784	(53,598,320)	—

Cashless exercise of options	2,210	—	—	—	—

Net income	—	—	—	7,333,916	7,333,916

Balance, September 30, 2020	13,916,164	$1,391	$101,896,586	$(87,302,302)	$14,595,675

Balance June, 30, 2021	22,333,324	$2,232	$229,933,505	$(224,885,422)	$5,050,315

Proceeds from issuance of common stock, net cost of $2,224,992	2,592,000	259	18,510,750	—	18,511,009

Stock based compensation - restricted stock	37,049	3	286,756	—	286,759

Stock option based compensation	—	—	1,926,962	—	1,926,962

Net loss	—	—	—	(5,540,753)	(5,540,753)

Balance, September 30, 2021	24,962,373	$2,494	$250,657,973	$(230,426,175)	$20,234,292

See accompanying notes to unaudited condensed financial statements

BIOVIE INC.

Notes to Condensed Financial Statements

For the Three Months Ended September 30, 2021 and 2020

(unaudited)

1.	Background Information

BioVie Inc. (the “Company” or “we” or “our”) is a clinical-stage company developing innovative drug therapies to treat chronic debilitating conditions including liver disease and neurological and neuro-degenerative disorders and certain cancers.

In liver disease, our Orphan Drug candidate BIV201 (continuous infusion terlipressin) is being developed as a future treatment option for patients suffering from ascites and other life-threatening complications of advanced liver cirrhosis caused by NASH, hepatitis, and alcoholism. The initial target for BIV201 therapy is refractory ascites. These patients suffer from frequent life-threatening complications, generate more than $5 billion in annual treatment costs, and have an estimated 50% mortality rate within 6 to 12 months. The US Food and Drug Administration (FDA) has not approved any drug to treat refractory ascites. A Phase 2a clinical trial of BIV201 was completed in 2019, and a multi-center, randomized 30-patient Phase 2b trial is currently underway. As of October 31, 2021, the nine planned US study centers have been activated and are actively screening patients, and multiple patients have been enrolled in the study. The FDA has communicated to us that pending positive Phase 2 study results, a sufficiently large and well-controlled Phase 3 trial, with supportive trend data from the Phase 2b (statistical significance not required), could potentially yield the clinical data needed to apply for BIV201 marketing approval. The Phase 2b clinical trial protocol is summarized on www.clinicaltrials.gov, trial identifier NCT04112199.at nine US study centers. (NCT04112199). Top-line results from this trial are expected in mid-2022, to be followed by a proposed single pivotal Phase 3 clinical trial beginning in late 2022. In June 2021, BioVie received written feedback from the FDA in response to a Type B meeting request to conduct a pivotal US Phase 3 clinical trial in HRS-AKI, which is a life-threatening complication of advanced ascites. Based on the guidance received in subsequent communications with the FDA, we are revising certain elements of our proposed study and are planning to initiate this study in early 2022.

The BIV201 development program was initiated by LAT Pharma LLC. On April 11, 2016, the Company acquired LAT Pharma LLC and the rights to its BIV201 development program. The Company currently owns all development and marketing rights to its drug candidate. Pursuant to the Agreement and Plan of Merger entered into on April 11, 2016, between our predecessor entities, LAT Pharma LLC and NanoAntibiotics, Inc., BioVie is obligated to pay a low single digit royalty on net sales of BIV201 (continuous infusion terlipressin) to be shared among LAT Pharma Members, PharmaIn Corporation, and The Barrett Edge, Inc.

In neurodegenerative disease, BioVie acquired the biopharmaceutical assets of NeurMedix, Inc. (“NeurMedix”), a privately held clinical-stage pharmaceutical company, in June 2021 (See Note 5 Related Party Transactions). The acquired assets included NE3107, a potentially selective inhibitor of inflammatory ERK signaling that, based on animal studies, is believed to reduce neuroinflammation. NE3107 is a novel orally administered small molecule that is thought to inhibit inflammation-driven insulin resistance and major pathological inflammatory cascades with a novel mechanism of action. There is emerging scientific consensus that both inflammation and insulin resistance may play fundamental roles in the development of Alzheimer’s and Parkinson’s Disease, and NE3107 could, if approved represent an entirely new medical approach to treating these devastating conditions affecting an estimated 6 million Americans suffering from Alzheimer’s and 1 million from Parkinson’s. The FDA has authorized a potentially pivotal Phase 3 randomized, double-blind, placebo-controlled, parallel group, multicenter study to evaluate NE3107 in subjects who have mild to moderate Alzheimer’s disease (NCT04669028). In August 2021, the study was initiated and the Company is anticipating top line results in late calendar year 2022.

In September 2021, the FDA authorized the Company to initiate a Phase 2 study assessing NE3107’s potential pro-motoric impact in Parkinson’s disease patients, and to assess its safety and tolerability. The NM201 study (NCT05083260) is a double-blind, placebo-controlled, safety, tolerability, and pharmacokinetics study in Parkinson’s Disease (PD) participants treated with carbidopa/levodopa and NE3107. Forty patients with a defined L-dopa “off state” will be randomized 1:1 placebo: active 20 mg twice daily for 28 days. Safety assessments will look at standard measures of patient health and potential for drug-drug interactions affecting L-dopa PK and activity. Efficacy assessments will use the Motor Disease Society Unified Parkinson’s Disease Rating (MDS-UPDRS) parts 1-4, Hauser ON/OFF Diary, and Non-Motor Symptom Scale. This study is planned to start in early 2022.

Inflammation-driven insulin resistance is believed to be implicated in a broad range of serious diseases, including multiple myeloma and prostate cancer, and we plan to begin exploring these opportunities in the coming months using NE3107 or related compounds acquired in the NeurMedix asset purchase. NE3107 is patented in the United States, Australia, Canada, Europe and South Korea.

2.	Liquidity

The Company’s operations are subject to a number of factors that can affect its operating results and financial conditions. Such factors include, but are not limited to: the results of clinical testing and trial activities of the Company’s products, the Company’s ability to obtain regulatory approval to market its products; competition from products manufactured and sold or being developed by other companies; the price of, and demand for, Company products; the Company’s ability to negotiate favorable licensing or other manufacturing and marketing agreements for its products; and the Company’s ability to raise capital. The Company’s financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of September 30, 2021, the Company had working capital of approximately $19.3 million, cash of approximately $20.5 million, stockholders’ equity of approximately $20.2 million, and an accumulated deficit of approximately $230.4 million. In addition, the Company has not generated any revenues to date and no revenues are expected in the foreseeable future. The Company’s future operations are dependent on the success of the Company’s ongoing development and commercialization efforts, as well as its ability to secure additional financing as needed. Although our cash balance could possibly sustain operations over the next 12 months if measures are taken to delay planned expenditures in our research protocols and slow the progress in the Company’s clinical programs, the Company’s current planned operations to meet certain goals and objectives, project cash flows to be depleted within that period of time.

The future viability of the Company is largely dependent upon its ability to raise additional capital to finance its operations. Management expects that future sources of funding may include sales of equity, obtaining loans, or other strategic transactions.

The emergence of widespread health emergencies or pandemics such as the coronavirus (“COVID-19”) pandemic (and its related variants), may lead to continued regional quarantines, business shutdowns, labor shortages, disruptions to supply chains, and overall economic instability. Although some jurisdictions have relaxed these measures, others have not or have reinstated them as COVID-19 cases surge and variants emerge. The duration and spread of the COVID-19 pandemic and the long-term impact of COVID-19 and its variants on the financial markets and the overall economy are highly uncertain and cannot be predicted at this time. If the financial markets and/or the overall economy are impacted for an extended period, the Company’s ability to raise funds may be materially adversely affected.

Although management continues to pursue the Company’s strategic plans, there is no assurance that the Company will be successful in obtaining sufficient financing on terms acceptable to the Company, if at all, to fund continuing operations. These circumstances raise substantial doubt on the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

3.	Significant Accounting Policies

Basis of Presentation – Interim Financial Information

These unaudited interim condensed financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United State of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (the “SEC”) for Interim Reporting. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim condensed financial statements furnished reflect all adjustments (consisting of normal recurring accruals) that are, in the opinion of management, considered necessary for a fair presentation of the results for the interim periods presented. Interim results are not necessarily indicative of the results for the full year. The condensed balance sheet at June 30, 2021 was derived from audited annual financial statements but does not contain all the footnote disclosures from the annual financial statements. These unaudited interim condensed financial statements and information included under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with the Company’s audited financial statements for the fiscal years ended June 30, 2021 and 2020 in our Annual Report on Form 10-K filed with the SEC on August 30, 2021. For a summary of significant accounting policies, see the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2021, filed with the SEC on August 30, 2021.

Net loss per Common Share

Basic net loss per common share is computed by dividing the net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per common share is computed by dividing the net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding and potentially outstanding shares of common stock during the period to reflect the potential dilution that could occur from common shares issuable through stock options, warrants, and convertible debentures. For the three months ended September 30, 2021 and 2020, such amounts were excluded from the diluted loss since their effect was considered anti-dilutive due to the net loss for the period.

The table below shows the number of outstanding stock options and warrants as of September 30, 2021 and 2020:

	September 30, 2021	September 30, 2020
	Number of Shares	Number of Shares
Stock Options	2,047,910	57,200
Warrants	158,761	214,665
Total	2,206,671	271,865

Recent Accounting Pronouncements

The Company considers the applicability and impact of all Accounting Standards Updates (“ASU’s”). There were no recent ASUs that are expected to have a material impact on the Company’s balance sheets or statements of operations.

4.	Intangible Assets

The Company’s intangible assets consist of intellectual property acquired from LAT Pharma, Inc. and are amortized over their estimated useful lives.

The following is a summary of the intangible assets as of September 30, 2021 and June 30, 2021:

	September 30, 2021	June 30, 2021
Intellectual Property	$2,293,770	$2,293,770
Less Accumulated Amortization	(1,255,265)	(1,197,921)
Intellectual Property, Net	$1,038,505	$1,095,849

Amortization expense was $57,344 in each of the three-month periods ended September 30, 2021 and 2020. The Company amortizes intellectual property over the expected original useful lives of 10 years.

Estimated future amortization expense is as follows:

Year ending June 30, 2022 (Remaining nine months)		$172,033
2023		229,377
2024		229,377
2025		229,377
2026		178,341
	$1,038,505

5.	Related Party Transactions

Asset Acquisition with NeurMedix

On April 27, 2021, the Company entered into an Asset Purchase Agreement (“APA”) with NeurMedix and Acuitas Group Holdings, LLC (“Acuitas”), which are related party affiliates, pursuant to which the Company acquired certain assets from NeurMedix and assumed certain liabilities of NeurMedix, in exchange for consideration of cash and shares of common stock. The acquired assets include, among others, those related to certain drug candidates being developed by NeurMedix, including NE3107, a small molecule orally administered inhibitor of insulin resistance and the pathological inflammatory cascade, with a novel mechanism of action that has potential applications for treatment against Alzheimer’s Disease and Parkinson’s Disease.

Subject to the terms and conditions of the APA, following the closing, the Company was potentially obligated to deliver contingent stock consideration to NeurMedix (or its successor). Previously, the Company was obligated to deliver contingent stock consideration to NeurMedix (or its successor) consisting of shares of the Company’s common stock having an aggregate value of up to $3.0 billion, subject to the Company’s achievement of certain clinical, regulatory and commercial milestones related to the drug candidates to be acquired from NeurMedix, and subject to a cap limiting each issuance of shares if such issuance would result in the beneficial ownership of NeurMedix and its affiliates exceeding 89.9999% of the Company’s issued and outstanding common stock. Pursuant to Amendment No. 1 to the APA, dated May 9, 2021, the Company is now obligated to deliver to NeurMedix (or its successor) 4.5 million shares upon the achievement of each of the four milestones set forth in the APA, for an aggregate of up to 18 million shares, subject to a cap limiting the issuance of shares if such issuance would result in the beneficial ownership of NeurMedix and its affiliates exceeding 87.5% of the Company’s issued and outstanding common stock.

On June 10, 2021, and pursuant to the APA, the Company issued to Acuitas (as NeurMedix’s assignee) 8,361,308 shares of the Company’s common stock and made a cash payment of approximately $2.3 million, representing NeurMedix’s direct and documented cash expenditures to advance certain programs from March 1, 2021 through the closing date and cash payments to other third parties for expenses totaling approximately $4.0 million for due diligence, legal fees, transaction fees and the fairness opinion. Since the transaction was between entities under common control, there were no fair value adjustments of the purchased assets, and the historical cost basis of the purchased assets was zero. The total consideration paid was expensed as research and development expense.

Equity Transactions with Acuitas

On September 22, 2020, concurrent with the closing of the Company’s Offering, approximately $1.8 million was paid to Acuitas satisfying all amounts owed on the Debenture due September 24, 2020 held by the Company’s controlling stockholder, Acuitas.

Additionally, in connection with the close of the public offering on September 22, 2020, the Company issued an aggregate of 6,909,582 shares of Common Stock to Acuitas, representing (i) 5.4 million shares issuable pursuant to Acuitas’ rights under the Purchase Agreement dated July 3, 2018, as amended on June 24, 2019 and October 9, 2019; and the various extension letters; which resulted in a deemed dividend at the close of the public offering at price of $10 per share, consistent with the Company’s accounting policy; and (ii) the automatic exercise of 1.5 million warrants issued to Acuitas in connection with the Debenture financing at the par value of the Common Stock.

During the year ended June 30, 2021, the Company received additional draws under the Debenture totaling $436,000. The total draws as of September 22, 2020 were $1.7 million and the related total number of warrants issuable at $4.00 per share of common stock was 424,750 of which 328,250 warrants had been issued. In accordance with the Debenture agreements, at September 22, 2020 upon the Company’s close of its public offering, all the warrants issued related to the debenture totaling 1,453,250 were mandatorily redeemed along with the additional 96,500 shares common stock issued to Acuitas.

6.	Other Liabilities

Other liabilities represent retention bonus arrangements with certain employees. Retention bonuses of $1,161,000 were expensed in the accompanying statements of operations for three months ended September 30, 2021, and will be paid in equal monthly installments, which began in August 2021, over a 24-month period.

7.	Equity Transactions

Stock Options

The following table summarizes the activity relating to the Company’s stock options for the three months ended September 30, 2021:

	Options	Weighted- Average Exercise Price	Weighted Remaining Average Contractual Term	Aggregate Intrinsic Value
Outstanding at June 30, 2021	755,200	$4.34	4.4	$2,569,232
Granted	1,365,835	7.74	5.0	—
Options Forfeited	(73,125)	(13.91)	—	—
Outstanding at September 30, 2021	2,047,910	$9.79	4.6	$42,824
Exercisable at September 30, 2021	509,667	$9.36	4.4	$42,824

The fair value of each option grant on the date of grant is estimated using the Black-Scholes option. The pricing model reflects the following weighted-average assumptions for the three months ended September 30, 2021:

	September 30, 2021	June 30, 2021
Expected life of options (In years)	5	5
Expected volatility	74.96%	77.29%
Risk free interest rate	0.80%	0.39%
Dividend Yield	0%	0%

Expected volatility is based on the historical volatilities of the daily closing price of the common stock of three comparable companies and the expected life of options is based on historical data with respect to employee exercise periods. The Company accounts for forfeitures as they are incurred.

The Company recorded stock option-based compensation expense of $1,926,962 and $0 for three-month periods ended September 30, 2021 and 2020, respectively.

As of September 30, 2021, there was approximately $6.8 million of unrecognized compensation cost related to non-vested stock options granted to Directors and Officers, which is expected to be recognized over a weighted-average period of approximately 4.7 years.

The following is a summary of stock options outstanding and exercisable by exercise price as of September 30, 2021:

Exercise Price	Outstanding	Weighted Average Contract Life	Exercisable
$2.80	7,200	3.3	7,200
$3.75	4,800	2.3	4,800
$6.25	1,600	2.1	1,600
$7.50	25,600	4.4	25,600
$7.74	1,365,835	4.9	273,167
$8.75	1,600	2.5	1,600
$9.54	800	4.0	800
$9.90	800	4.0	800
$12.50	4,000	1.3	4,000
$13.91	618,475	4.2	172,900
$25.00	1,600	1.0	1,600
$26.25	4,400	0.6	4,400
$27.50	800	0.5	800
$28.75	1,600	0.8	1,600
$31.25	4,000	0.1	4,000
$42.09	4,800	4.3	4,800
	2,047,910		509,667

Stock Warrants

The following table summarizes warrant activity during the three months ended September 30, 2021:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value
Outstanding and exercisable at June 30, 2021	158,761	$10.37	3.1	$1,765,437
Granted	—	—	—	—
Exercised	—	—	—	—
Outstanding and exercisable at September 30, 2021	158,761	$10.37	2.8	$486,666

Of the above warrants, 9,391 expire in the fiscal year ending June 30, 2022, 4,815 expire in the fiscal year ending June 30, 2023, 2,714 expire in the fiscal year ending June 30, 2025, and 141,841 expire in the fiscal year ending June 30, 2026.

Issuance of common stock for cash

On August 11, 2021, the Company closed a registered public offering issuing 2,500,000 of its Class A common stock at $8.00 per share, resulting in net proceeds to the Company of approximately $17.8 million, net of issuance costs of approximately $2.2 million

On September 24, 2021, the Company issued 92,000 of its Class A common stock at $8.00 per share in connection with the underwriters’ exercise of its over-allotment option in for the August 2021 registered public offering, resulting in net proceeds to the Company of approximately $707,000, net of issuance cost of approximately $29,000.

Issuance of Shares for Services

On August 20, 2021, the Company awarded 58,759 restricted stock units (“RSUs”) to the President and CEO under the Company’s 2019 Omnibus Incentive Equity Plan (the “2019 Omnibus Plan”) as his salary for the period from April 27, 2021, the date of his appointment, through December 31, 2021. The number of RSUs awarded was based on a prorated annual base salary of $600,000 at a 10% discount to the grant date fair value of $7.74 per share of the Company’s common stock. Each RSU awarded the to the CEO entitles him to receive one share of common stock upon vesting. A total of 15,339 RSUs (representing the pro rata portion of the RSU award for the period from April 27, 2021 to June 30, 2021) vested at the grant date, 21,710 RSUs vested at September 30, 2021, and 21,710 will vest at December 31, 2021. Accordingly, during the three months ended September 30, 2021, 37,049 RSUs vested and 37,049 shares of common were issued to the CEO.

The Company recorded stock-based compensation expense related to these RSUs of $286,759 and $0 for three- month periods ended September 30, 2021 and 2020, respectively.

Issuance of Stock Options

On August 20, 2021, the Company granted, under the 2019 Omnibus Plan, stock options to purchase 1,365,835 shares of common stock to the executive management team. Twenty percent (20%) of the shares underlying the options awarded vested on the grant date, and the remaining 80% vest equally over a 5-year period, on the first, second, third, fourth and fifth anniversary of the grant date. The option price per share is $7.74 per share, the grant date fair value, and the options terminate on the tenth anniversary of the grant date.

Forfeiture of Stock Options

On August 27, 2021, the Chief Executive Officer forfeited unvested stock options to purchase up to 73,125 shares of common stock that were previously granted to him as compensation as an independent director of the board.

8.	Commitments and Contingencies

Office Lease

From July 1, 2019 to October 31, 2021, the Company paid monthly rent of $1,000 to Acuitas for its headquarter office at 2120 Colorado Avenue Suite 230, Santa Monica, CA 90404. Effective November 1, 2021, the Company relocated its headquarters to Nevada at 9120 Double Diamond Parkway, Suite 1400, Reno Nevada 89521.

On June 1, 2021, the Company assumed a NeurMedix office lease that was extended to February 2022 at 6165 Greenwich Dr Suite 150, San Diego, CA 92122. The lease agreement requires monthly payments of $8,782.

Challenge to US Patent

On April 30, 2018, we received notice that Mallinckrodt had petitioned the U.S. Patent and Trademark Office (“USPTO”) to institute an Inter Partes Review (“IPR”) of our U.S. Patent No. 9,655,945 titled “Treatment of Ascites” (the “’945 patent”). On November 13, 2019, the Patent Trial and Appeal Board of USPTO issued a written decision in the IPR from which no appeal was taken. The decision revoked all of the claims of the patent as lacking novelty or as obvious.

This ruling is unrelated to the Company’s Company’s Orphan drug designations for ascites and hepatorenal syndrome (“HRS”), which remain unchanged. An Orphan drug that is first-to-market typically receives 7 years of market exclusivity in the United States for the designated use(s). In addition, the ruling does not affect the Company’s rights in its pending patent application directed to proprietary liquid formulations of terlipressin for use in its planned Phase 2 and Phase 3 trials, subject to FDA review and authorization, which could eventually provide up to 20 years of patent coverage in each country in which the Company seeks patent protection, such as the United States, if a patent issues from a patent application according to the patent laws of each issuing count.

Royalty Agreements

Pursuant to the Agreement and Plan of Merger entered into on April 11, 2016, between our predecessor entities, LAT Pharma LLC and NanoAntibiotics, Inc., BioVie is obligated to pay a low single digit royalty on net sales of BIV201 (continuous infusion terlipressin) to be shared among LAT Pharma Members, PharmaIn Corporation, and The Barrett Edge, Inc.

The Company and PharmaIN Corporation, LAT Pharma’s former partner focused on the development of new modified drug candidates in the same therapeutic field but not including BIV201 and on December 24, 2018, the Company returned its partial ownership rights to the PharmaIN modified terlipressin development program and simultaneously paid the remaining balance due on a related debt. PharmaIN, Corp. rights to our program remain unchanged and the Company remains obligated to pay royalties equal to less than 1% of future net sales of each company’s ascites drug development programs, or if such program is licensed to a third party, less than 5% of each company’s net license revenues.

Pursuant to the Technology Transfer Agreement entered into on July 25, 2016 between BioVie and the University of Padova (Italy), BioVie is obligated to pay a low single digit royalty on net sales of all terlipressin products covered by US patent no. 9,655,645 and any future foreign issuances capped at a maximum of $200,000 per year.

9.	Employee Benefit Plan

On August 1, 2021, the Company began sponsoring an employee benefit plan subject to Section 401(K) of the Internal Revenue Service Code (the “401K Plan”) pursuant to which, all employees meeting eligibility requirements are able to participate.

Subject to certain limitations in the Internal Revenue Code, eligible employees are permitted to make contributions to the 401K Plan on a pre-tax salary reduction basis and the Company will match 5% of the first 5% of an employee’s contributions to the 401K Plan. For the three months ended September 30, 2021, the Company made contributions of approximately $23,600.

10.	Subsequent Events

Effective November 1, 2021, the Company relocated its headquarters to Nevada at 9120 Double Diamond Parkway, Suite 1400, Reno Nevada 89521.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, and Section 27A of the Securities Act of 1933. Any statements contained in this report that are not statements of historical fact may be forward-looking statements. When we use the words “intends,” “estimates,” “predicts,” “potential,” “continues,” “anticipates,” “plans,” “expects,” “believes,” “should,” “could,” “may,” “will” or the negative of these terms or other comparable terminology, we are identifying forward-looking statements. Forward-looking statements involve risks and uncertainties, which may cause our actual results, performance or achievements to be materially different from those expressed or implied by forward-looking statements. These factors among others, include our; research and development activities and, distributor channel; compliance with regulatory impositions requirements; and our capital needs Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.

Except as may be required by applicable law, we do not undertake or intend to update or revise our forward-looking statements, and we assume no obligation to update any forward-looking statements contained in this report as a result of new information or future events or developments. Thus, you should not assume that our silence over time means that actual events are bearing out as expressed or implied in such forward-looking statements. You should carefully review and consider the various disclosures we make in this report and our other reports filed with the Securities and Exchange Commission (the “SEC”) that attempt to advise interested parties of the risks, uncertainties and other factors that may affect our business.

The following discussion of the Company’s financial condition and the results of operations should be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere in this report.

Management’s Discussion

BioVie Inc. is a clinical-stage company developing innovative drug therapies to overcome unmet medical needs in chronic debilitating conditions.

In liver disease, our Orphan Drug candidate BIV201 (continuous infusion terlipressin) is being developed as a future treatment option for patients suffering from ascites and other life-threatening complications of advanced liver cirrhosis caused by NASH, hepatitis, and alcoholism. The initial target for BIV201 therapy is refractory ascites. These patients suffer from frequent life-threatening complications, generate more than $5 billion in annual treatment costs, and have an estimated 50% mortality rate within 6 to 12 months. The US Food and Drug Administration (FDA) has not approved any drug to treat refractory ascites. A Phase 2a clinical trial of BIV201 was completed in 2019, and a multi-center, randomized and controlled Phase 2b trial is currently underway at nine US medical centers including Vanderbilt University, the Mayo Clinic, and University of Pennsylvania (NCT04112199). Top-line results from this trial are expected in mid-2022, to be followed by a proposed single pivotal Phase 3 clinical trial beginning in late 2022. In June 2021, we received written feedback from the FDA in response to a Type B meeting request to conduct a pivotal US Phase 3 clinical trial in HRS-AKI, which is a life-threatening complication of advanced ascites. Based on the guidance received in subsequent communications with the FDA, we are revising certain elements of our proposed study and planning to initiate this study in early 2022.

In neurodegenerative disease, BioVie acquired the biopharmaceutical assets of NeurMedix, Inc., a privately held clinical-stage pharmaceutical company, in June 2021. The acquired assets include NE3107, a potentially selective inhibitor of inflammatory ERK signaling that, based on animal studies, is believed to reduce neuroinflammation. NE3107is a novel orally administered small molecule that is thought to inhibit inflammation-driven insulin resistance and major pathological inflammatory cascades with a novel mechanism of action. There is emerging scientific consensus that both inflammation and insulin resistance may play fundamental roles in the development of Alzheimer’s and Parkinson’s Disease, and NE3107 could, if approved, represent an entirely new medical approach to treating these devastating conditions affecting an estimated 6 million Americans suffering from Alzheimer’s and 1 million from Parkinson’s. The FDA has authorized a potentially pivotal Phase 3 randomized, double-blind, placebo-controlled, parallel group, multicenter study to evaluate NE3107 in subjects who have mild to moderate Alzheimer’s disease (NCT04669028). We initiated this trial on August 5, 2021, and are targeting primary completion in late 2022. In addition to Alzheimer’s disease, in September 2021, the FDA authorized the company to initiate a Phase 2 study assessing NE3107’s potential pro-motoric impact in Parkinson’s disease patients, and to assess its safety and tolerability. The NM201 study (NCT05083260) is a double-blind, placebo-controlled, safety, tolerability, and pharmacokinetics study in Parkinson’s Disease (PD) participants treated with carbidopa/levodopa and NE3107. Forty (40) patients with a defined L-dopa “off state” will be randomized 1:1 placebo: active 20 mg twice daily for 28 days. Safety assessments will look at standard measures of patient health and potential for drug-drug interactions affecting L-dopa PK and activity. Efficacy assessments will use the Motor Disease Society Unified Parkinson’s Disease Rating (MDS-UPDRS) parts 1-4, Hauser ON/OFF Diary, and Non-Motor Symptom Scale. This study is planned to start in early 2022. Inflammation-driven insulin resistance is believed to be implicated in a broad range of serious diseases, including multiple myeloma and prostate cancer, and we plan to begin exploring these opportunities in the coming months using NE3107 or related compounds acquired in the NeurMedix asset purchase.

Comparison of the three months ended September 30, 2021 to the three months ended September 30, 2020

Net income (loss)

The net loss for the three months ended September 30, 2021 was approximately $5.5 million as compared to net income of $7.3 million for the three months ended September 30, 2020. The decrease in net income of approximately $12.8 million was primarily due to a change in fair value of derivative liabilities of approximately $8.3 million and an increase in operating expenses of approximately $5.1 million, offset by a decrease in interest expense of approximately $558,000.

Total operating expenses for the three months ended September 30, 2021 were approximately $5.5 million as compared to $387,000 for the three months ended September 30, 2020.  The net increase of approximately $5.2 million during the three months ended September 30, 2021 was primarily due to an increase in research and development expenses of approximately $2.7 million, primarily attributed to the development of the recently purchased Neuroscience biopharmaceutical assets and continuation of our Orphan Drug candidate BIV201’s Phase 2b clinical trial, which was initiated earlier in the 2021 calendar year, as well as an increase in selling, general and administration expenses of $2.4 million, primarily due to stock-based compensation awarded to the management team.

Research and Development Expenses

Research and development expenses were approximately $2.8 million and $101,000 for the three months ended September 30, 2021 and 2020, respectively. The net increase of approximately $2.7 million, was primarily due to additional operating expenses related to our Neuroscience operations totaling approximately $2 million and the increased activities of our Liver Cirrhosis operations totaling approximately $700,000, as our Orphan Drug candidate BIV201’s Phase 2b clinical trial initiated in June 2021 continues to ramp up. The level of research and development activity for the three months ended September 30, 2021 strongly contrasts to the three months ended September 30, 2020, when the Company was focused on closing its capital raise.

Approximately $1.7 million of the $2.7 million increase in research and development expenses was attributed to increased compensation expense in connection with the hiring of two executives that oversee our Neuroscience research and development and product development. The $1.7 million increase consisted of an increase in payroll expense by approximately $151,000, bonus expense of approximately $1.1 million, including a retention bonus to certain employees totaling $1.0 million to be paid in 24 equal monthly installments, and stock compensation granted to the management team totaling approximately $420,000. The remaining increase in research and development expense of approximately $1 million consisted of expenses for the clinical operations related to BIV201’s Phase 2b clinical trials totaling approximately $506,000 and the preparation and initiation of the Alzheimer potentially pivotal Phase 3 study, which was initiated in August 2021 totaling approximately $533,000.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were approximately $2.6 million and $228,000 for the three months ended September 30, 2021 and 2020, respectively. The net increase of approximately $2.4 million was primarily attributed to increased compensation expense of approximately $1.9 million, which consisted of stock-based compensation expense of approximately $1.7 million representing restricted stock units and stock options awarded to the executive management team of approximately $1.3 million and the amortization cost of $385,000 for the stock option granted the directors in the prior fiscal year; and approximately $227,000 related to bonus and salary increases. The remaining net increase of approximately $500,000 is attributed to increased expenses related to being listed on a national exchange including listing fees and investor relations, legal and professional fees, office expenses and website development expenses, as the Company expanded its operations in the development of the recent neuroscience pharmaceutical assets.

Capital Resources and Liquidity

As of September 30, 2021, the Company had working capital of approximately $19.3 million, cash of approximately $20.5 million, stockholders’ equity of approximately $20.2 million, and an accumulated deficit of approximately $230.4 million. In addition, the Company has not generated any revenues and no revenues are expected in the foreseeable future. The Company’s future operations are dependent on the success of the Company’s ongoing development and commercialization efforts, as well as its ability to to secure additional financing as needed.

In August and September of 2021, the Company closed two capital raises issuing an aggregate of 2.6 million shares of its common stock at a price of $8.00 per share for aggregate net proceeds of approximately $18.5 million. Although the increase in the Company’s cash balance could possibly sustain operations over the next 12 months if measures are taken to delay planned expenditures in our research protocols and slow the progress in the Company’s clinical programs, the Company’s current planned operations to meet certain goals and objectives, project cash flows to be depleted within that period of time.

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

Although management continues to pursue its strategic plans, there is no assurance that the Company will be successful in obtaining sufficient financing on terms acceptable to the Company, if at all, to fund continuing operations. Management intends to attempt to secure additional required funding primarily through additional equity or debt financings.  We may also seek to secure required funding through sales or out-licensing of intellectual property assets, seeking partnerships with other pharmaceutical companies or third parties to co-develop and fund research and development efforts, or similar transactions.  However, there can be no assurance that we will be able to obtain required funding.  If we are unsuccessful in securing funding from any of these sources, we will defer, reduce or eliminate certain planned expenditures in our research protocols.  If we do not have sufficient funds to continue operations, we could be required to seek bankruptcy protection or other alternatives that could result in our stockholders losing some or all of their investment in us.

The emergence of widespread health emergencies or pandemics such as the coronavirus (“COVID-19”) pandemic (and its related variants), may lead to continued regional quarantines, business shutdowns, labor shortages, disruptions to supply chains, and overall economic instability. Although some jurisdictions have relaxed these measures, particularly as more and more people are vaccinated, others have not or have reinstated them as COVID-19 cases surge and variants emerge The duration and spread of the COVID-19 pandemic and the long-term impact of COVID-19 and its variants on the financial markets and the overall economy, are highly uncertain and cannot be predicted at this time. If the financial markets and/or the overall economy are impacted for an extended period, the Company’s ability to raise funds may be materially adversely affected.

These circumstances raise substantial doubt on our ability to continue as a going concern. The financial statements included in this report do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from this uncertainty.

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

Critical Accounting Policies and Estimates

For the three-month period ended September 30, 2021, there were no significant changes to the Company’s critical accounting policies as identified in the Annual Report Form 10-K for the fiscal year ended June 30, 2021.

New Accounting Pronouncements

The Company considered the applicability and impact of recent accounting pronouncements and determined those to be either not applicable or expected to have minimal impact on our balance sheets or statement of operations.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable to smaller reporting companies.

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

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15f and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

To our knowledge, neither the Company nor any of its officers or directors is a party to any material legal proceeding or litigation and such persons know of no material legal proceeding or contemplated or threatened litigation. There are no judgments against us or our officers or directors. None of our officers or directors has been convicted of a felony or misdemeanor relating to securities or performance in corporate office.

Item 1A. Risk Factors

You may experience future dilution as a result of future equity offerings or if we issue shares subject to options, warrants, stock awards or other arrangements.

In order to raise additional capital, we may in the future offer additional shares of our common stock or other securities convertible into or exchangeable for our common stock at prices that may not be the same as the price per share in this offering. We may sell shares or other securities in any other offering at a price per share that is less than the price per share paid by investors in this offering, and investors purchasing shares or other securities in the future could have rights superior to existing stockholders. The price per share at which we sell additional shares of our common stock, or securities convertible or exchangeable into common stock, in future transactions may be higher or lower than the price per share paid by investors in this offering.

In addition, as of September 30, 2021, there were warrants outstanding to purchase an aggregate of 158,761 shares of common stock at exercise prices ranging from $1.88 to $75.00 per share, 2,121,035 shares issuable upon exercise of outstanding options at exercise prices ranging from $2.80 to $42.09 per share, and 43,420 restricted stock units convertible to an equal amount shares. We may grant additional options, warrants or stock awards. To the extent such shares are issued, the interest of holders of our common stock will be diluted.

Moreover, we are obligated to issue shares of common stock upon achievement of certain clinical, regulatory and commercial milestones with respect to certain of our drug candidates (i.e., NE3107, NE3291, NE3413, NE3789) pursuant to the asset purchase agreement, dated April 27, 2021, by and among the Company, NeurMedix, Inc. and Acuitas Group Holdings, LLC, as amended on May 9, 2021. The achievement of these milestones could result in the issuance of up to 18 million shares of our common stock, further diluting the interest of holders of our common stock.

Item 2. Unregistered sales of equity securities

None

Item 3. Defaults Upon Senior Securities

None

Item 4.  Mine Safety Disclosures

None

Item 5.  Other Information

On June 16, 2020, the Company amended its bylaws to increase the size of its board of directors to nine directors.

Item 6. Exhibits

(a) Exhibit index

Exhibit
3.5*	Amended and Restated Bylaws of the Company, dated June 16, 2020
10.14*	Employment Offer & Agreement Chris Reading and Company, dated June 18, 2021
10.15*	Employment Offer & Agreement Clarence Ahlem and Company, dated June 18, 2021
10.16*	Employment Agreement Joanne Wendy Kim and Company, dated June 26, 2021
10.17*	Employment Agreement Jonathan Adams and Company dated, August 26, 2021
10.18*	Employment Agreement Penelope Markham and Company, dated September 7, 2021
10.19*	Employment Agreement Joseph Palumbo and Company, dated September 3, 2021
31.1*	Certification of Chief Executive Officer (Principal Executive Officer) required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer (Principal Financial Officer) required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.
32.1**	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer (Principal Financial Officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith.

**	Furnished herewith. This certification is being furnished solely to accompany this report pursuant to 18 U.S.C. Section 1350, and is not being filed for purposes of Section 18 of the Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filings of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BioVie Inc.,

Signature	Titles	Date

/s/ Cuong V Do
Cuong V Do	Chairman and Chief Executive Officer (Principal Executive Officer)	November 10, 2021

/s/ Joanne Wendy Kim
Joanne Wendy Kim	Chief Financial Officer (Principal Financial and Accounting Officer)	November 10, 2021