Form 10-Q
period 2021-12-31
BIOVIE INC.
filed 2022-02-08
CIK 1580149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2021

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

Yes ☐                                          No ☒

There were 24,984,063 shares of the Registrant’s $0.0001 par value Class A common stock outstanding as of February 4, 2022.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements	1
	Condensed Balance Sheets at December 31, 2021 (unaudited) and June 30, 2021	1
	Condensed Statements of Operations (unaudited) - for the three months and six months ended December 31, 2021 and 2020	2
	Condensed Statements of Cash Flows (unaudited) - for the six months ended December 31, 2021 and 2020	3
	Condensed Statements of Changes in Stockholders’ Equity (Deficit) (unaudited) - for the periods from July 1, 2020 through December 31, 2020 and July 1, 2021 through December 31, 2021	4
	Notes to Unaudited Condensed Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21
Item 4.	Controls and Procedures	21

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	22
Item 1A.	Risk Factors	22
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22
Item 3.	Defaults Upon Senior Securities	22
Item 4.	Mine Safety Disclosures	22
Item 5.	Other Information	22
Item 6.	Exhibits	23

SIGNATURES		24

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

BioVie Inc.

Condensed Balance Sheets

	December 31	June 30,
	2021	2021
ASSETS	(Unaudited)

CURRENT ASSETS:
Cash	$30,391,675	$4,511,642
Other assets	154,868	93,487
Total current assets	30,546,543	4,605,129

OTHER ASSETS:
Intangible assets, net	981,161	1,095,849
Goodwill	345,711	345,711
Total other assets	1,326,872	1,441,560

TOTAL ASSETS	$31,873,415	$6,046,689

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$1,663,089	$996,374
Current portion of other liabilities	580,625	—
Warrant liabilities	896,959	—
Embedded derivative liability	1,217,765	—
Total current liabilities	4,358,438	996,374

Other liabilities	338,698	—
Note Payable net of financing costs and unearned premium and discount ($3,888,813)	11,111,187	—

TOTAL LIABILITIES	15,808,323	996,374

Commitments and contingencies (Note 10)

STOCKHOLDERS’ EQUITY:

Preferred stock; $0.001 par value; 10,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $0.0001 par value; 800,000,000 shares authorized at December 31, 2021 and June 30, 2021, respectively; 24,984,083 and 22,333,324 shares issued and outstanding at December 31, 2021 and June 30, 2021, respectively	2,496	2,232

Additional paid in capital	251,903,088	229,933,505
Accumulated deficit	(235,840,492)	(224,885,422)
Total stockholders’ equity	16,065,092	5,050,315

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$31,873,415	$6,046,689

See accompanying notes to unaudited condensed financial statements

BioVie Inc.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	December 31 2021	December 31 2020	December 31 2021	December 31 2020

OPERATING EXPENSES:
Amortization	$57,344	$57,344	$114,689	$114,688
Research and development expenses	4,591,432	938,101	7,437,026	1,063,112
Selling, general and administrative expenses	2,016,234	2,067,920	4,660,579	2,272,320
TOTAL OPERATING EXPENSES	6,665,010	3,063,365	12,212,294	3,450,120

LOSS FROM OPERATIONS	(6,665,010)	(3,063,365)	(12,212,294)	(3,450,120)

OTHER (INCOME) EXPENSE:
Change in fair value of derivative liabilities	(1,555,254)	—	(1,555,254)	(8,279,919)
Interest expense	316,263	143	317,378	559,455
Interest income	(11,702)	(5,701)	(19,348)	(5,765)
TOTAL OTHER EXPENSE (INCOME), NET	(1,250,693)	(5,558)	(1,257,224)	(7,726,229)

NET (LOSS)/INCOME	$(5,414,317)	$(3,057,807)	$(10,955,070)	$4,276,109

Deemed dividends - related party	—	—	—	53,598,320

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(5,414,317)	$(3,057,807)	$(10,955,070)	$(49,322,211)

NET LOSS PER COMMON SHARE
- Basic	$(0.22)	$(0.22)	$(0.45)	$(4.95)
- Diluted	$(0.22)	$(0.22)	$(0.45)	$(4.95)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
- Basic	24,962,373	13,916,164	24,344,545	9,965,599
- Diluted	24,962,373	13,916,164	24,344,545	9,965,599

See accompanying notes to unaudited condensed financial statements

BioVie Inc.

Condensed Statements of Cash Flows

(Unaudited)

	Six Months Ended	Six Months Ended
	December 31, 2021	December 31, 2020

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)/income	$(10,955,070)	$4,276,109
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Amortization of intangible assets	114,689	114,688
Stock based compensation - restricted stock	384,454	—
Stock option based compensation expense	3,074,384	1,536,929
Amortization of financing costs	14,185	—
Accretion of unearned loan discount	133,454	537,275
Accretion of loan premium	23,611	—
Change in fair value of embedded derivative liability	(995,701)	(2,225,798)
Change in fair value of warrant liability	(559,553)	(6,054,121)
Changes in operating assets and liabilities:
Other assets	(61,381)	348,528
Accounts payable and accrued expenses	666,715	(936,778)
Other liabilities	919,323	—
Net cash used in operating activities	(7,240,891)	(2,403,168)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	18,511,009	15,628,010
Payment of convertible debenture - related party	—	(1,821,818)
Proceeds from convertible debenture - related party	—	436,000
Proceeds from note payable net of financing costs	14,609,915	—
Net cash provided by financing activities	33,120,924	14,242,192

Net increase in cash	25,880,033	11,839,024

Cash, beginning of period	4,511,642	37,195

Cash, end of period	$30,391,675	$11,876,219

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$146,128	$22,180
Cash paid for taxes	$—	$—

SCHEDULE OF NON-CASH FINANCING ACTIVITIES:
Deemed dividends - related party	$—	$53,598,320

See accompanying notes to unaudited condensed financial statements

BioVie Inc.

Condensed Statements of Changes in Stockholders’ Equity (Deficit)

For the periods July 1, 2020 though December 31, 2020 and July 1, 2021 through December 31, 2021

(Unaudited)

			Additional		Total Stockholders’
	Common Stock		Paid in	Accumulated	Equity
	Shares	Amount	Capital	Deficit	(Deficit)

Balance, June 30, 2020	5,204,392	$520	$19,538,742	$(41,037,898)	$(21,498,636)

Proceeds from issuance of common stock,net of cost of $2,371,790	1,799,980	180	15,627,830	—	15,628,010

Redemption of warrants - related party	1,549,750	155	13,132,230	—	13,132,385

Deemed dividend for purchase option - related party	5,359,832	536	53,597,784	(53,598,320)	—

Cashless exercise of options	2,210	—	—	—	—

Net income	—	—	—	7,333,916	7,333,916

Balance, September 30, 2020	13,916,164	1,391	101,896,586	(87,302,302)	14,595,675

Stock-based compensation	—	—	1,536,929	—	1,536,929

Net loss	—	—	—	(3,057,807)

Balance, December 31, 2020	13,916,164	$1,391	$103,433,515	$(90,360,109)	$13,074,797

Balance June, 30, 2021	22,333,324	$2,232	$229,933,505	$(224,885,422)	$5,050,315

Proceeds from issuance of common stock, net cost of $2,224,992	2,592,000	259	18,510,750	—	18,511,009

Stock based compensation - restricted stock	37,049	3	286,756	—	286,759

Stock option based compensation	—	—	1,926,962	—	1,926,962

Net loss	—	—	—	(5,540,753)	(5,540,753)

Balance, September 30, 2021	24,962,373	2,494	250,657,973	(230,426,175)	20,234,292

Stock based compensation - restricted stock	21,710	2	97,693	—	97,695

Stock option based compensation			1,147,422	—	1,147,422

Net Loss	—	—	—	(5,414,317)	(5,414,317)

Balance, December 31, 2021	24,984,083	$2,496	$251,903,088	$(235,840,492)	$16,065,092

See accompanying notes to unaudited condensed financial statements

BIOVIE INC.

Notes to Condensed Financial Statements

For the Six Months Ended December 31, 2021 and 2020

(unaudited)

1.	Background Information

BioVie Inc. (the “Company” or “we” or “our”) is a clinical-stage company developing innovative drug therapies to treat chronic debilitating conditions including liver disease and neurological and neuro-degenerative disorders and certain cancers.

In liver disease, our Orphan Drug candidate BIV201 (continuous infusion terlipressin) is being developed as a future treatment option for patients suffering from ascites and other life-threatening complications of advanced liver cirrhosis caused by NASH, hepatitis, and alcoholism. The initial target for BIV201 therapy is refractory ascites. These patients suffer from frequent life-threatening complications, generate more than $5 billion in annual treatment costs, and have an estimated 50% mortality rate within 6 to 12 months. The US Food and Drug Administration (FDA) has not approved any drug to treat refractory ascites. A Phase 2a clinical trial of BIV201 was completed in 2019, and a multi-center, randomized 30-patient Phase 2b trial is currently underway. As of December 31, 2021, ten of the thirteen planned US study centers had been activated and are actively screening patients, and multiple patients have been enrolled in the study. The FDA has communicated to us that pending positive Phase 2 study results, a sufficiently large and well-controlled Phase 3 trial, with supportive trend data from the Phase 2b, could potentially yield the clinical data needed to apply for BIV201 marketing approval. The Phase 2b clinical trial protocol is summarized on www.clinicaltrials.gov, trial identifier NCT04112199. Top-line results from this trial are expected in mid-2022, to be followed by a proposed single pivotal Phase 3 clinical trial beginning in late 2022, subject to favorable FDA review.

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

In neurodegenerative disease, BioVie acquired the biopharmaceutical assets of NeurMedix, Inc. (“NeurMedix”), a privately held clinical-stage pharmaceutical company, in June 2021 (See Note 5 Related Party Transactions). The acquired assets included NE3107, a potentially selective inhibitor of inflammatory ERK signaling that, based on animal studies, is believed to reduce neuroinflammation. NE3107 is a novel orally administered small molecule that is thought to inhibit inflammation-driven insulin resistance and major pathological inflammatory cascades with a novel mechanism of action. There is emerging scientific consensus that both inflammation and insulin resistance may play fundamental roles in the development of Alzheimer’s and Parkinson’s Disease, and NE3107 could, if approved represent an entirely new medical approach to treating these devastating conditions affecting an estimated 6 million Americans suffering from Alzheimer’s and 1 million from Parkinson’s. The FDA has authorized a potentially pivotal Phase 3 randomized, double-blind, placebo-controlled, parallel group, multicenter study to evaluate NE3107 in subjects who have mild to moderate Alzheimer’s disease (NCT04669028). In August 2021, the study was initiated and the Company is anticipating top line results in the first half of 2023.

On January 20, 2022, the Company initiated by treating the first patient, in it’s Phase 2 study assessing NE3107’s safety and tolerability and potential pro-motoric impact in Parkinson’s disease patients. The NM201 study (NCT05083260) is a double-blind, placebo-controlled, safety, tolerability, and pharmacokinetics study in Parkinson’s Disease (PD). Participants will be treated with carbidopa/levodopa and NE3107 or placebo. Forty patients with a defined PD medication “off state” will be randomized 1:1 placebo to: active NE3107 20 mg twice daily for 28 days. Safety assessments will look at standard measures of patient health and potential for drug-drug interactions affecting L-dopa pharmacokinetics and activity. Exploratory efficacy assessments will use the Motor Disease Society Unified Parkinson’s Disease Rating (MDS-UPDRS) parts 1-3, ON/OFF Diary, and Non-Motor Symptom Scale. Topline results are expected for the NM201 study in mid-2022.

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

The Company’s operations are subject to a number of factors that can affect its operating results and financial conditions. Such factors include, but are not limited to: the results of clinical testing and trial activities of the Company’s products, the Company’s ability to obtain regulatory approval to market its products; competition from products manufactured and sold or being developed by other companies; the price of, and demand for, Company products; the Company’s ability to negotiate favorable licensing or other manufacturing and marketing agreements for its products; and the Company’s ability to raise capital. The Company’s financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of December 31, 2021, the Company had working capital of approximately $26.2 million, cash of approximately $30.4 million, stockholders’ equity of approximately $16.1 million, and an accumulated deficit of approximately $235.8 million. In addition, the Company has not generated any revenues to date and no revenues are expected in the foreseeable future. The Company’s future operations are dependent on the success of the Company’s ongoing development and commercialization efforts, as well as its ability to secure additional financing as needed. Although our cash balance could possibly sustain operations over the next 12 months if measures are taken to delay planned expenditures in our research protocols and slow the progress in the Company’s clinical programs, the Company’s current planned operations to meet certain goals and objectives, project cash flows to be depleted within that period of time.

The future viability of the Company is largely dependent upon its ability to raise additional capital to finance its operations. Management expects that future sources of funding may include sales of equity, obtaining loans, or other strategic transactions.

The continual widespread health emergencies or pandemics such as the coronavirus (“COVID-19”) pandemic (and its related variants), has lead to continued regional quarantines, business shutdowns, labor shortages, disruptions to supply chains, and overall economic instability. Although some jurisdictions have relaxed these measures, others have not or have reinstated them as COVID-19 cases surge and variants emerge. The duration and spread of the COVID-19 pandemic and the long-term impact of COVID-19 and its variants on the financial markets and the overall economy are highly uncertain and cannot be predicted at this time. If the financial markets and/or the overall economy are impacted for an extended period, the Company’s ability to raise funds may be materially adversely affected. In addition, the COVID-19 pandemic has created a widespread labor shortage, including a shortage of medical professionals, which may adversely impact our ability to continue or complete our clinical trials in the planned timeline.

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

Basis of Presentation – Interim Financial Information

These unaudited interim condensed financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United State of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (the “SEC”) for Interim Reporting. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim condensed financial statements furnished reflect all adjustments (consisting of normal recurring accruals) that are, in the opinion of management, considered necessary for a fair presentation of the results for the interim periods presented. Interim results are not necessarily indicative of the results for the full year. The condensed balance sheet at June 30, 2021 was derived from audited annual financial statements for the year ended June 30, 2021 but does not contain all the footnote disclosures from the annual financial statements. These unaudited interim condensed financial statements and information included under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with the Company’s audited financial statements for the fiscal years ended June 30, 2021 and 2020 in our Annual Report on Form 10-K filed with the SEC on August 30, 2021. For a summary of significant accounting policies, see the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2021, filed with the SEC on August 30, 2021.

Certain prior period amounts have been reclassified for consistency with the current period presentation.

Fair Value of Financial Instruments

Fair value is defined as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value for applicable assets and liabilities, we consider the principal or most advantageous market in which we would transact and we consider assumptions. market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of nonperformance. This guidance also establishes a fair value hierarchy to prioritize inputs used in measuring fair value as follows:

● Level 1: Observable inputs such as quoted prices in active markets;

● Level 2: Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and

● Level 3: Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions

Net loss per Common Share

Basic net loss per common share is computed by dividing the net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per common share is computed by dividing the net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding and potentially outstanding shares of common stock during the period to reflect the potential dilution that could occur from common shares issuable through stock options, warrants, and convertible debentures. For the three and six months ended December 31, 2021 and 2020, such amounts were excluded from the diluted loss since their effect was considered anti-dilutive due to the net loss for the period.

The table below shows the number of outstanding stock options and warrants as of December 31, 2021 and 2020:

	December 31, 2021	December 31, 2020
	Number of Shares	Number of Shares
Stock Options	2,047,910	750,400
Warrants	519,763	214,665
Total	2,567,673	965,065

Recent Accounting Pronouncements

The Company considers the applicability and impact of all Accounting Standards Updates (“ASU’s”). There were no recent ASUs that are expected to have a material impact on the Company’s balance sheets or statements of operations.

4.	Intangible Assets

The Company’s intangible assets consist of intellectual property acquired from LAT Pharma, Inc. and are amortized over their estimated useful lives.

The following is a summary of the intangible assets as of December 31, 2021 and June 30, 2021:

	December 31, 2021	June 30, 2021

Intellectual Property	$2,293,770	$2,293,770
Less Accumulated Amortization	(1,312,610)	(1,197,921)
Intellectual Property, Net	$981,161	$1,095,849

Amortization expense was $57,344 in each of the three-month periods ended December 31, 2021 and 2020. Amortization expense for the six-month period ended December 31, 2021 and 2020 was $114,689 and $114,688 respectively. The Company amortizes intellectual property over the expected original useful lives of 10 years.

Estimated future amortization expense is as follows:

Year ending June 30, 2022 (Remaining six months)	$114,689
2023	229,377
2024	229,377
2025	229,377
2026	178,341
$981,161

5.	Related Party Transactions

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

On June 10, 2021, and pursuant to the APA, the Company issued to Acuitas (as NeurMedix’s assignee) 8,361,308 shares of the Company’s common stock and made a cash payment of approximately $2.3 million, representing NeurMedix’s direct and documented cash expenditures to advance certain programs from March 1, 2021 through the closing date and cash payments to other third parties for expenses totaling approximately $4.0 million for due diligence, legal fees, transaction fees and the fairness opinion. Since the transaction was between entities under common control, there were no fair value adjustments of the purchased assets, and the historical cost basis of the purchased assets was zero. The total consideration paid was expensed as research and development expense at the time of the transaction.

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

Other liabilities represent retention bonus arrangements with certain employees that was recognized in August 2021 totaling $1,161,000 and included in the accompanying statement of operations for six months ended December 31, 2021. The payment terms are equal monthly installments over a 24 month period and  began in August 2021.

7.	Notes Payable

On November 30, 2021, (the “Closing Date”) the Company entered into a Loan and Security Agreement and the Supplement to the Loan and Security Agreement and Promissory Notes (together, the “Loan Agreement”) with Avenue Venture Opportunities Fund, L.P. (“AVOPI” and Avenue Venture Opportunities Fund II, L.P. (“AVOPII”) together (“Avenue”) for growth capital loans in an aggregate commitment amount of up to $20 million (the “Loan”). On the closing date, $15 million funded (“Tranche 1”) and up to $5 million will be made available to the Company on or prior to September 15, 2022, subject to the Company’s achievement of certain milestones with respect to certain of its ongoing clinical trials (“Tranche 2”). The Loan bears interest at an annual rate equal to the greater of (a) the sum of 7.00% plus the prime rate as reported in The Wall Street Journal and (b) 10.75%. The Loan is secured by a lien upon and security interest in all of the Company’s assets, including intellectual property, subject to agreed exceptions. The maturity date of the Loan is December 1, 2024. An additional growth capital loan in an amount equal to $5 million may be available (i) upon the Company’s achievement of additional milestones with respect to certain of its ongoing clinical trials (ii) upon the mutual written agreement of the Company and the Lenders each acting in its sole discretion, and (iii) subject to execution and delivery by the Company and the Lenders of amendments to the loan documents and the Warrant (as defined below) to reflect such additional loan and approval of each Lender’s investment committee (“Tranche 3”).

The Loan Agreement requires monthly interest-only payments during the first eighteen months of the term of the Loan, which may be increased up to an additional six months from the end of such eighteen-month period prior to receipt of the Tranche 2 Loan. Following the interest-only period, the Company will make equal monthly payments of principal, plus accrued interest, until the Loan’s maturity date when all remaining principal and accrued interest is due. If the Company prepays the Loan, it will be required to pay (a) a prepayment fee in an amount equal to 3.0% of the principal amount of the Loan that is prepaid during the interest-only period; and (b) a prepayment fee in an amount equal to 1.0% of the principal amount of the Loan that is prepaid after the interest-only period. At the Loan’s maturity date, or on the date of the prepayment of the Loan, a final payment equal to 4.25% of the sum of (a) the Loan commitment amount under Tranche 1 and Tranche 2, plus (b) the aggregate principal amount of additional growth capital loans borrowed under Tranche 3.

The Loan Agreement includes a conversion option to convert up to $5 million of the principal amount of the Loan outstanding at the option of the Lenders, into shares of the Company’s Class A common stock at a conversion price of $6.98 per share.

On the Closing Date, the Company issued to the Lenders warrants to purchase 361,002 shares of Class A common stock of the Company (the “Warrants”) at an exercise price per share equal to $5.82 (the “Stock Purchase Price”). The warrants are exercisable until November 30, 2026 (the “Expiration Date”).

The amount of the carrying value of the notes payable were determined by allocating portions of the outstanding principal of the notes to the fair value of the warrants of approximately $1.4 million and the fair value of the embedded conversion option of approximately $2.2 million. Accordingly, the total amount of unearned discount of approximately $3.7 million, the total direct financing cost of approximately $390,000 and premium of $850,000 are recognized on an effective interest method over term of the Loan. The adjusted effective interest rate is 25%. The carrying value of notes payable at December 31, 2021 was approximately $11.1 million, net of unearned discount of approximately $3.5 million, unamortized direct costs of approximately $376,000 and accreted premium of approximately $24,000 in the accompanying balance sheets. The total interest expense of approximately $316,000 for the three and six months ended December 31, 2021, was recognized in the accompanying statements of operations.

The following is a summary of the Note Payable as of December 31, 2021 and June 30, 2021:

	December 31, 2021	June 30, 2021
Note Payable	$15,000,000	$—
Less debt financing costs	$(375,900)	—
Less unearned discount	$(3,536,524)	—
Plus accretion of loan premium	23,611	—
Note Payable, net of financing costs and premiums	$11,111,187	$—

Estimated future amortization expense and accretion of premium is as follows:

	Unearned Discount	Debt Financing	Loan accretion Premium
Year ending June 30, 2022 (Remaining six months)	$800,722	$85,110	$141,667
2023	1,601,445	170,219	283,333
2024	1,023,145	108,751	283,333
2025	111,212	11,820	118,056
Total	$3,536,524	$375,900	$826,389

8.	Fair Value Measurements

At December 31,2021 and June 30, 2021, the estimated fair value of derivative liabilities measured on a recurring basis are as follows:

	Fair Value Measurements at
	December 31, 2021
	Level 1	Level 2	Level 3	Total

Derivative liability - Warrants	$—	$—	$896,959	$896,959
Derivative liability -Conversion option	—	—	1,217,765	1,217,765
Total derivatives	$—	$—	$2,114,724	$2,114,724

	Fair Value Measurements at
	June 30, 2021
	Level 1	Level 2	Level 3	Total

Derivative liability - Warrants	$—	$—	$—	$—
Derivative liability -Conversion option on convertible debenture	—	—	—	—
Total derivatives	$—	$—	$—	$—

The following table presents the activity for liabilities measured at fair value unobservable inputs for the six months ended December 31, 2021:

	Derivative liabilities - Warrants	Derivative liability - Conversion Option on Convertible Debenture

Balance at July 1, 2021	$—	$—
Additions to level 3 liabilities	1,456,512	2,213,466
Change in in fair value of level 3 liability	(559,553)	(995,701)
Transfer in and/or out of Level 3	—	—
Balance at December 31, 2021	$896,959	$1,217,765

The following table presents the activity for liabilities measured at fair value unobservable inputs for the six months ended December 31, 2020:

	Derivative liabilities - Warrants	Derivative liability - Conversion Option on Convertible Debenture

Beginning balance at July 1, 2020	$16,411,504	$5,000,800
Additions to level 3 liabilities	—	—
Change in in fair value of level 3 liability	(6,054,121)	(2,225,798)
Transfer in and/or out of Level 3	(10,357,383)	(2,775,002)
Balance at December 31, 2020	$—	$—

The fair values of derivative liabilities for the warrants and conversion option at December 31, 2021 were approximately $897,000 and approximately $1.2 million, respectively. The total change in the fair value of the derivative liabilities totaled approximately $1.6 million 2021 and accordingly, was recorded in the accompanying statement of operations for the three and six months ended December 31, 2021. The assumptions used in the Black Scholes model to value the derivative liabilities included the closing stock price of $4.50 and for the warrants, the warrant exercise price of $5.82, 5-year term, risk free rate of 1.26% risk free and volatility of 74.796%. and for the embedded derivative liability of the conversion option, the conversion price of $6.98; 3-year term, risk free rate of 0.97% and volatility of 76.15%.

Derivative liability - Warrants

The Company accounts for stock purchase warrants as either equity instruments or derivative liabilities depending on the specific terms of the warrant agreements. Under applicable accounting guidance, stock warrants that are precluded from being indexed to the Company’s own stock because of full-rachet and anti-dilution provisions or adjustments to the strike price due to an occurrence of a future event; are accounted as derivative financial instruments. The warrants issued on November 30, 2021 in connection with the Avenue loan financing were not considered to be indexed to the Company’s own stock and accordingly, recorded as a derivative liability at their fair values in the accompany balance sheets at December 31, 2021.

The Black Scholes model was used to calculate the fair value of the warrant derivative to bifurcate the warrant derivative amount from the Avenue loan amount funded. The warrants are recorded at their fair values at the date of issuance and remeasured at December 31, 2021. The assumptions used for the fair value calculation at November 30, 2021 follows: the closing stock price of $6.44 per share; the exercise price of $5.82; 5 year term: a risk free rate of 1.14% and volatility of 74.4%.

Embedded derivative liability – Conversion Option

The embedded derivative represents the optional conversion feature of up to $5.0 million of the outstanding Avenue note amounts meets the definition of a derivative and requires bifurcation from the loan amount.

The Black Scholes model was used to calculate the fair value of the embedded derivative to bifurcate the embedded derivative amount representing the conversion option from the Avenue loan amount funded. The assumption used for the fair value calculation at November 30, 2021 follows: the closing stock price of $6.44 per share; the conversion price of $6.98, 3 year term, risk free rate of 0.81% risk free and volatility of 76.85%.

9.	Equity Transactions

Stock Options

The following table summarizes the activity relating to the Company’s stock options for the six months ended December 31, 2021:

	Options	Weighted-Average Exercise Price	Weighted Remaining Average Contractual Term	Aggregate Intrinsic Value
Outstanding at June 30, 2021	755,200	$4.34	4.4	$2,569,232
Granted	1,365,835	7.74	5.0	—
Options Forfeited	(73,125)	(13.91)	—	—
Outstanding at December 31, 2021	2,047,910	$9.79	4.4	$15,840
Exercisable at December 31, 2021	509,667	$9.36	4.2	$15,840

The fair value of each option grant on the date of grant is estimated using the Black-Scholes option. The pricing model reflects the following weighted-average assumptions for the six months ended December 31, 2021 and 2020:

	December 31, 2021	December 31, 2020
Expected life of options (In years)	5	5
Expected volatility	74.96%	77.29%
Risk free interest rate	0.8%	0.4%
Dividend Yield	0%	0%

Expected volatility is based on the historical volatilities of the daily closing price of the common stock of three comparable companies and the expected life of options is based on historical data with respect to employee exercise periods. The Company accounts for forfeitures as they are incurred.

The Company recorded stock option-based compensation expense of $1,147,422 and $1,536,929 for three-month periods ended December 31, 2021 and 2020, respectively; and of $3,074,384 and $1,536,929 for six-month periods ended December 31, 2021 and 2020, respectively.

As of December 31, 2021, there was approximately $5.7 million of unrecognized compensation cost related to non-vested stock options granted to Directors and Officers, which is expected to be recognized over a weighted-average period of approximately 4.5 years.

The following is a summary of stock options outstanding and exercisable by exercise price as of December 31, 2021:

Exercise Price	Outstanding	Weighted Average Contract Life	Exercisable
$2.80	7,200	3.1	7,200
$3.75	4,800	2.1	4,800
$6.25	1,600	1.8	1,600
$7.50	25,600	4.1	25,600
$7.74	1,365,835	4.6	273,167
$8.75	1,600	2.3	1,600
$9.54	800	3.8	800
$9.90	800	3.8	800
$12.50	4,000	1.1	4,000
$13.91	618,475	4.0	172,900
$25.00	1,600	0.8	1,600
$26.25	4,400	0.3	4,400
$27.50	800	0.2	800
$28.75	1,600	0.6	1,600
$31.25	4,000	—	4,000
$42.09	4,800	4.1	4,800
	2,047,910		509,667

Stock Warrants

The following table summarizes warrant activity during the six months ended December 31, 2021:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value
Outstanding and exercisable at June 30, 2021	158,761	$10.37	3.1	$1,765,437
Granted	361,002	$5.82	5.0	$—
Exercised	—	$—	—	$—
Outstanding and exercisable at December 31, 2021	519,763	$7.21	4.2	$247,124

Of the above warrants, 9,391 expire in the fiscal year ending June 30, 2022, 4,815 expire in the fiscal year ending June 30, 2023, 2,714 expire in the fiscal year ending June 30, 2025, and 502,843 expire in the fiscal year ending June 30, 2026.

Issuance of common stock for cash

On August 11, 2021, the Company closed a registered public offering issuing 2,500,000 of its Class A common stock at $8.00 per share, resulting in net proceeds to the Company of approximately $17.8 million, net of issuance costs of approximately $2.2 million.

On September 24, 2021, the Company issued 92,000 of its Class A common stock at $8.00 per share in connection with the underwriters’ exercise of its over-allotment option in for the August 2021 registered public offering, resulting in net proceeds to the Company of approximately $707,000, net of issuance cost of approximately $29,000.

Issuance of Shares for Services

On August 20, 2021, the Company awarded 58,759 restricted stock units (“RSUs”) to the President and CEO under the Company’s 2019 Omnibus Incentive Equity Plan (the “2019 Omnibus Plan”) as his salary for the period from April 27, 2021, the date of his appointment, through December 31, 2021. The number of RSUs awarded was based on a prorated annual base salary of $600,000 at a 10% discount to the grant date fair value of $7.74 per share of the Company’s common stock. Each RSU awarded the to the CEO entitles him to receive one share of common stock upon vesting. A total of 15,339 RSUs (representing the pro rata portion of the RSU award for the period from April 27, 2021 to June 30, 2021) vested at the grant date, 21,710 vested at September 30, 2021 and 21,710 vested at December 31, 2021. Accordingly, as of December 31, 2021, 58,759 shares of common had been issued to the CEO.

The Company recorded stock-based compensation expense related to these RSUs of $97,695 and $384, 454 for three and six month periods ended December 31, 2021, respectively.

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

10.	Commitments and Contingencies

Office Lease

From July 1, 2019 to October 31, 2021, the Company paid monthly rent of $1,000 to Acuitas for its headquarter office at 2120 Colorado Avenue Suite 230, Santa Monica, CA 90404. Effective November 1, 2021, the Company relocated its headquarters to Nevada at 9120 Double Diamond Parkway, Suite 1400, Reno Nevada 89521.

On June 1, 2021, the Company assumed a NeurMedix office lease that was extended to February 2022 at 6165 Greenwich Dr Suite 150, San Diego, CA 92122. The lease agreement requires monthly payments of $8,782. The Company will be relocating to 5090 Shoreham Place, San Diego, CA 92122 on February 26, 2022, its new office space, (“New Office”).

The Company on December 21, 2021, entered into a lease agreement for the New Office. The term of the lease is for 40 months commencing on March 1, 2022. Monthly base rate of $4,175 begins on May 1, 2022, with three percent increases at the end of each 12 month period.

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

11.	Employee Benefit Plan

On August 1, 2021, the Company began sponsoring an employee benefit plan subject to Section 401(K) of the Internal Revenue Service Code (the “401K Plan”) pursuant to which, all employees meeting eligibility requirements are able to participate.

Subject to certain limitations in the Internal Revenue Code, eligible employees are permitted to make contributions to the 401K Plan on a pre-tax salary reduction basis and the Company will match 5% of the first 5% of an employee’s contributions to the 401K Plan. For the three and six months ended December 31, 2021, the Company’s contributions to the 401K Plan totaled approximately $22,800 and $46,600, respectively.

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

In liver disease, our Orphan Drug candidate BIV201 (continuous infusion terlipressin) is being developed as a future treatment option for patients suffering from ascites and other life-threatening complications of advanced liver cirrhosis caused by NASH, hepatitis, and alcoholism. The initial target for BIV201 therapy is refractory ascites. These patients suffer from frequent life-threatening complications, generate more than $5 billion in annual treatment costs, and have an estimated 50% mortality rate within 6 to 12 months. The US Food and Drug Administration (FDA) has not approved any drug to treat refractory ascites. A Phase 2a clinical trial of BIV201 was completed in 2019, and a multi-center, randomized and controlled Phase 2b trial is currently underway at ten of thirteen planned US medical centers including Vanderbilt University, the Mayo Clinic, and the University of Pennsylvania (NCT04112199). Top-line results from this trial are expected in mid-2022, to be followed by a proposed single pivotal Phase 3 clinical trial beginning in late 2022, subject to favorable FDA review.

In neurodegenerative disease, BioVie acquired the biopharmaceutical assets of NeurMedix, Inc., a privately held clinical-stage pharmaceutical company, in June 2021. The acquired assets include NE3107, a potentially selective inhibitor of inflammatory ERK signaling that, based on animal studies, is believed to reduce neuroinflammation. NE3107is a novel orally administered small molecule that is thought to inhibit inflammation-driven insulin resistance and major pathological inflammatory cascades with a novel mechanism of action. There is emerging scientific consensus that both inflammation and insulin resistance may play fundamental roles in the development of Alzheimer’s and Parkinson’s Disease, and NE3107 could, if approved, represent an entirely new medical approach to treating these devastating conditions affecting an estimated 6 million Americans suffering from Alzheimer’s and 1 million from Parkinson’s. The FDA has authorized a potentially pivotal Phase 3 randomized, double-blind, placebo-controlled, parallel group, multicenter study to evaluate NE3107 in subjects who have mild to moderate Alzheimer’s disease (NCT04669028). We initiated this trial on August 5, 2021 and are targeting primary completion in the first half of 2023.

In addition to Alzheimer’s disease, the FDA has authorized a Phase 2 study assessing NE3107’s potential pro-motoric impact in Parkinson’s disease patients, and to assess its safety and tolerability. The NM201 study (NCT05083260) Initiated by the Company on January 20, 2022; is a double-blind, placebo-controlled, safety, tolerability, and pharmacokinetics study in Parkinson’s Disease (PD). Participants will be treated with carbidopa/levodopa and NE3107 or placebo. Forty (40) patients with a defined L-dopa “off state” will be randomized 11placebo: active 20 mg twice daily for 28 days. Safety assessments will look at standard measures of patient health and potential for drug-drug interactions affecting L-dopa PK and activity. Efficacy assessments will use the Motor Disease Society Unified Parkinson’s Disease Rating (MDS-UPDRS) parts 1-4, Hauser ON/OFF Diary, and Non-Motor Symptom Scale. The study was initiated on January 20, 2022 and topline results are expected in mid 2022. Inflammation-driven insulin resistance is believed to be implicated in a broad range of serious diseases, including multiple myeloma and prostate cancer, and we plan to begin exploring these opportunities in the coming months using NE3107 or related compounds acquired in the NeurMedix asset purchase.

Comparison of the three months ended December 31, 2021 to the three months ended December 31, 2020

Net income (loss)

The net loss for the three months ended December 31, 2021, was approximately $5.4 million as compared to net loss of $3.1million for the three months ended December 31 2020. The net loss increase of $2.3 million for the three month period ended December 31, 2021 resulted from the increased loss from operations of $3.6 million primarily attributed to increased research and development activities, reduced by a $1.3 million increase in other income attributed to a change in fair value of the derivative liabilities and increased by interest expense of approximately $316,000 both related to the new debt financing that funded on November 30, 2021.

Total operating expenses for the three months ended December 31 2021 and 2020 were approximately $6.7 million and $3.1 million respectively. The net increase of approximately $3.6 million during the three months ended December 31 2021 included an increase in research and development expenses of approximately $3.6 million, primarily attributed to the Alzheimer pivotal Phase 3 clinical trial that was initiated in August 2021 and continuation of our Orphan Drug candidate BIV201’s Phase 2b clinical trial, which was initiated earlier in the 2021 calendar year.

Research and Development Expenses

Research and development expenses were approximately $4.6 million and $938,000 for the three months ended December 31, 2021 and 2020, respectively. The net increase of approximately $3.7 million, for the three months period ended December 31, 2021 was comprised of Neuroscience operations of approximately $2.6 million from the increased activity in the Alzheimer pivotal Phase 3 clinical trial and the preparations for the Parkinson’s Phase 2 clinical trial initiated in January 2022; increased activities in the Liver Cirrhosis operations totaling approximately $556,000 for the continuation of Orphan Drug candidate BIV201’s Phase 2b clinical trial initiated in June 2021; and increases in compensation expense of approximately $452,000 due to neuroscience personnel hired to oversee the development of the biopharmaceutical assets purchased in June 2021 and hiring of our CMO who came on board on November 1, 2021.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were approximately $2.0 million in each of the three month periods ended December 31, 2021 and 2020. The components of a net nil change in selling, general and administrative expenses resulted primarily from a decline in stock compensation expense of approximately $451,000, representing a reduction in stock compensation expense from $969,000 for the three months ended December 31, 2020 to $518,000 for the three months ended December 31, 2021; offset by $458,000 representing the total increases in legal expenses of $325,000 and investor relations expense and annual shareholders meeting expenses of $133,000 for the three months ended December 31, 2021.

Other Income/Expense

Other income, net for the three months ended December 31, 2021 was $1.3 million compared to approximately $0.0 for the three months ended December 31, 2020. The increase for the three months ended December 31, 2021, was comprised of the change in fair value of the derivative liabilities of $1.6 million offset by interest expense of approximately $316,000. In the three month period ended December 31, 2020 there were no derivative liabilities or debt outstanding.

Comparison of the six months ended December 31, 2021 to the six months ended December 31, 2020

Net income (loss)

The net loss for the six months ended December 31, 2021 was approximately $11 million as compared to net income of $4.3 million for the six months ended December 31, 2020. The decline from net income to net loss of approximately $15.2 million was attributed to an increase in the loss from operations of approximately 8.8 million and the change in the fair value of derivative liabilities of approximately $6.7 million, offset by a decrease in interest expense of approximately 242,000.

Total operating expenses for the six months ended December 31, 2021 were approximately $12.2 million as compared to $3.5 million for the six months ended December 31, 2020.  The net increase of approximately $8.7 million during the six months ended December 31, 2021 was comprised of increased research and development expenses of approximately $6.3 million, primarily attributed to the Alzheimer pivotal Phase 3 clinical trial that was initiated in August 2021 and continuation of our Orphan Drug candidate BIV201’s Phase 2b clinical trial, which was initiated earlier in the 2021 calendar year and an increase in selling, general and administrative expenses of $2.4 million.

Research and Development Expenses

Research and development expenses were approximately $7.4 million and $1.1 million for the six months ended December 31, 2021, and 2020, respectively. The net increase of approximately $6.3 million, was comprised of the Neuroscience clinical operations of approximately $3.1 million for the activities in the Alzheimer pivotal Phase 3 clinical trial and the preparations for the initiation of the Parkinson’s Phase 2 clinical that launched in January 2022; an increase in the Liver Cirrhosis operating expenses totaling approximately $1.1 million for the ongoing Orphan Drug candidate BIV201’s Phase 2b clinical trial; and increases in compensation expense of approximately $2.1 million due to the neuroscience personnel hired to oversee the development of the biopharmaceutical assets purchased in June 2021, the hiring of our CMO who came on board in November 1, 2021 and included related stock based compensation awarded the management that totaled $579,000.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were approximately $4.7 million and $2.3 million for the six months ended December 31, 2021 and 2020, respectively. The net increase of approximately $2.4 million was primarily attributed to increased compensation expense of approximately $ 1.5 million, of which $1.2 million related to stock based compensation expense; and a total net increase of approximately $765,000 expenses related to being listed on a national exchange including listing fees, investor relations, legal and professional fees and office and website development expenses, as the Company expanded its operations with the development of the recent neuroscience pharmaceutical assets.

Other (Income)/Expense

Other income, net for the six months ended December 31, 2021 and 2020 was $1.3 million compared to approximately $7.7 million, respectively. The net decrease of $6.4 million was comprised of the change in fair value of the derivative liabilities of $6.7 million and decrease interest expense of approximately $242,000.

Capital Resources and Liquidity

As of December 31, 2021, the Company had working capital of approximately $26.2 million, cash of approximately $30.4 million, stockholders’ equity of approximately $16.1 million, and an accumulated deficit of approximately $235.8 million. In addition, the Company has not generated any revenues to date and no revenues are expected in the foreseeable future. The Company’s future operations are dependent on the success of the Company’s ongoing development and commercialization efforts, as well as its ability to secure additional financing as needed.

In November 2021, the Company closed a debt financing, pursuant to which it received a loan in the aggregate principal amount of $15 million and incurred direct financing costs of approximately $390,000. Although the increase in the Company’s cash balance could possibly sustain operations over the next 12 months if measures are taken to delay planned expenditures in our research protocols and slow the progress in the Company’s clinical programs, given the Company’s current planned operations to meet certain goals and objectives, we expect projected cash flows to be depleted within that period of time.

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

The emergence of widespread health emergencies or pandemics such as the coronavirus (“COVID-19”) pandemic (and its related variants), has lead to continued regional quarantines, business shutdowns, labor shortages, disruptions to supply chains, and overall economic instability. Although some jurisdictions have relaxed these measures, particularly as more and more people are vaccinated, others have not or have reinstated them as COVID-19 cases surge and variants emerge The duration and spread of the COVID-19 pandemic and the long-term impact of COVID-19 and its variants on the financial markets and the overall economy, are highly uncertain and cannot be predicted at this time. If the financial markets and/or the overall economy are impacted for an extended period, the Company’s ability to raise funds may be materially adversely affected.

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

Critical Accounting Policies and Estimates

For the three-month and six month periods ended December 31, 2021, there were no significant changes to the Company’s critical accounting policies as identified in the Annual Report Form 10-K for the fiscal year ended June 30, 2021.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15f and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In addition, as of December 31, 2021, there were warrants outstanding to purchase an aggregate of 519,763 shares of common stock at exercise prices ranging from $1.88 to $75.00 per share and 2,047,910 shares issuable upon exercise of outstanding options at exercise prices ranging from $2.80 to $42.09 per share. Our Loan Agreement entered into on November 30, 2021, contains a conversion feature whereby at the option of lender, up to $5 million of the outstanding loan amount maybe converted to shares of common stock at a conversion price of $6.98 per share. We may grant additional options, warrants or stock awards. To the extent such shares are issued, the interest of holders of our comm on stock will be diluted.

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

Item 2. Unregistered Sales of Equity Securities

None

Item 3. Defaults Upon Senior Securities

None

Item 4.  Mine Safety Disclosures

Not applicable

Item 5.  Other Information

None

Item 6. Exhibits

(a) Exhibit index

Exhibit
10.1	Loan and Security Agreement, dated November 30, 2021, among BioVie Inc. Avenue Venture Opportunities Fund II, L.P., and Avenue Venture Opportunities Fund, L.P. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-39015) filed on December 1, 2021).
10.2	Supplement to Loan and Security Agreement, dated November 30, 2021, among BioVie Inc., Avenue Venture Opportunities Fund II, L.P. and Avenue Venture Opportunities Fund, L.P. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-39015) filed on December 1, 2021)
10.3	Form of Warrant to Purchase Shares of Class A Common Stock of BioVie Inc. (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K (File No. 001-39015) filed on December 1, 2021)
31.1*	Certification of Chief Executive Officer (Principal Executive Officer) required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer (Principal Financial Officer) required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.
32.1**	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer (Principal Financial Officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith.

**	Furnished herewith. This certification is being furnished solely to accompany this report pursuant to 18 U.S.C. Section 1350, and is not being filed for purposes of Section 18 of the Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filings of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BioVie Inc.,

Signature	Titles	Date

/s/ Cuong V Do
Cuong V Do	Chairman and Chief Executive Officer (Principal Executive Officer)	February 7, 2022

/s/ Joanne Wendy Kim
Joanne Wendy Kim	Chief Financial Officer (Principal Financial and Accounting Officer)	February 7, 2022