Form 10-Q
period 2022-03-31
BIOVIE INC.
filed 2022-05-11
CIK 1580149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2022

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________to _____________

Commission File Number: 001-39015

BIOVIE INC.

(Exact name of registrant as specified in its charter)

Nevada	46-2510769
(State or other jurisdiction of incorporation or organization)	(I.R.S. Empl. Ident. No.)

680 W Nye Lane Suite 201
Carson City, NV 89703
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

Yes ☐                                          No ☒

There were 24,984,083 shares of the Registrant’s $0.0001 par value Class A common stock outstanding as of May 11, 2022.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements	1
	Condensed Balance Sheets at March 31, 2022 (unaudited) and June 30, 2021	1
	Condensed Statements of Operations (unaudited) - for the three months and nine months ended March 31, 2022 and 2021	2
	Condensed Statements of Cash Flows (unaudited) - for the nine months ended March 31, 2022 and 2021	3
	Condensed Statements of Changes in Stockholders’ Equity (Deficit) (unaudited) - for the periods from July 1, 2020 through March 31, 2021 and July 1, 2021 through March 31, 2022	4
	Notes to Unaudited Condensed Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21
Item 4.	Controls and Procedures	21

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	22
Item 1A.	Risk Factors	22
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22
Item 3.	Defaults Upon Senior Securities	22
Item 4.	Mine Safety Disclosures	22
Item 5.	Other Information	22
Item 6.	Exhibits	23

SIGNATURES		24

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

BioVie Inc.

Condensed Balance Sheets

	March 31	June 30,
	2022	2021
ASSETS	(Unaudited)
CURRENT ASSETS:
Cash	$24,506,813	$4,511,642
Other assets	284,967	93,487
Total current assets	24,791,780	4,605,129

OTHER ASSETS:
Operating lease right-of-use assets	127,105	—
Intangible assets, net	923,817	1,095,849
Goodwill	345,711	345,711
Total other assets	1,396,633	1,441,560

TOTAL ASSETS	$26,188,413	$6,046,689

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$1,206,323	$996,374
Current portion of other liabilities	580,625	—
Current portion of operating lease liabilities	29,250	—
Warrant liabilities	1,023,294	—
Embedded derivative liability	1,477,880	—
Total current liabilities	4,317,372	996,374

Other liabilities, net of current portion	193,542	—
Operating lease liabilities, net of current portion	97,779	—
Note payable net of financing costs and unearned premium and discount ($3,375,064)	11,624,935	—

TOTAL LIABILITIES	16,233,628	996,374

Commitments and contingencies (Note 11)

STOCKHOLDERS’ EQUITY :
Preferred stock; $0.001 par value; 10,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $0.0001 par value; 800,000,000 shares authorized at March 31, 2022 and June 30, 2021, respectively; 24,984,083 and 22,333,324 shares issued and outstanding at March 31, 2022 and June 30, 2021, respectively	2,496	2,232

Additional paid in capital	252,833,422	229,933,505
Accumulated deficit	(242,881,133)	(224,885,422)
Total stockholders’ equity	9,954,785	5,050,315

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$26,188,413	$6,046,689

See accompanying notes to unaudited condensed financial statements

BioVie Inc.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	March 31 2022	March 31 2021	March 31 2022	March 31 2021

OPERATING EXPENSES:
Amortization	$57,344	$57,344	$172,032	$172,032
Research and development expenses	3,577,142	789,577	11,385,586	2,019,557
Selling, general and administrative expenses	2,114,348	2,154,590	6,403,508	4,260,042
TOTAL OPERATING EXPENSES	5,748,834	3,001,511	17,961,126	6,451,631

LOSS FROM OPERATIONS	(5,748,834)	(3,001,511)	(17,961,126)	(6,451,631)

OTHER (INCOME) EXPENSE:
Change in fair value of derivative liabilities	386,450	—	(1,168,804)	(8,279,919)
Interest expense	918,633	—	1,236,010	559,455
Interest income	(13,273)	(8,643)	(32,621)	(14,408)
TOTAL OTHER EXPENSE (INCOME), NET	1,291,810	(8,643)	34,585	(7,734,872)

NET (LOSS)/INCOME	$(7,040,644)	$(2,992,868)	$(17,995,711)	$1,283,241

Deemed dividends - related party	—	—	—	53,598,320

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(7,040,644)	$(2,992,868)	$(17,995,711)	$(52,315,079)

NET LOSS PER COMMON SHARE
- Basic	$(0.28)	$(0.22)	$(0.73)	$(4.64)
- Diluted	$(0.28)	$(0.22)	$(0.73)	$(4.64)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
- Basic	24,984,083	13,919,933	24,555,382	11,269,212
- Diluted	24,984,083	13,919,933	24,555,382	11,269,212

See accompanying notes to unaudited condensed financial statements

BioVie Inc.

Condensed Statements of Cash Flows

(Unaudited)

	Nine Months Ended	Nine Months Ended
	March 31, 2022	March 31, 2021

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(17,995,711)	$1,283,241
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Amortization of intangible assets	172,032	172,032
Stock based compensation - restricted stock	384,454	—
Stock based compensation expense - stock options	4,004,718	2,340,533
Amortization of financing costs	56,740	—
Accretion of unearned loan discount	533,815	537,275
Accretion of loan premium	94,444	—
Amortization of operating lease, net	(77)	—
Change in fair value of derivative liabilities	(1,168,804)	(8,279,919)
Changes in operating assets and liabilities:
Other assets	(191,480)	332,930
Accounts payable and accrued expenses	209,949	169,228
Other liabilities	774,167	—
Net cash used in operating activities	(13,125,753)	(3,444,680)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	18,511,009	15,628,010
Payment of convertible debenture - related party	—	(1,821,818)
Proceeds from convertible debenture - related party	—	436,000
Proceeds from exercise of warrants	—	516,551
Proceeds from note payable net of financing costs	14,609,915	—
Net cash provided by financing activities	33,120,924	14,758,743

Net increase in cash	19,995,171	11,314,063

Cash, beginning of period	4,511,642	37,195

Cash, end of period	$24,506,813	$11,351,258

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$551,011	$22,180
Cash paid for taxes	$—	$—

SCHEDULE OF NON-CASH FINANCING AND INVESTING ACTIVITIES:
Deemed dividends - related party	$—	$53,598,320
Right of use assets obtained in exchange for lease obligations	$130,039	$—

See accompanying notes to unaudited condensed financial statements

BioVie Inc.

Condensed Statements of Changes in Stockholders’ Equity (Deficit)

For the periods July 1, 2020 though March 31, 2021 and July 1, 2021 through March 31, 2022

(Unaudited)

			Additional		Total
	Common Stock	Common Stock	Paid in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balance, June 30, 2020	5,204,392	$520	$19,538,742	$(41,037,898)	$(21,498,636)

Proceeds from issuance of common stock,net of cost of $2,371,790	1,799,980	180	15,627,830	—	15,628,010

Redemption of warrants - related party	1,549,750	155	13,132,230	—	13,132,385

Deemed dividend for purchase option - related party	5,359,832	536	53,597,784	(53,598,320)	—

Cashless exercise of options	2,210	—	—	—	—

Net income	—	—	—	7,333,916	7,333,916

Balance, September 30, 2020	13,916,164	1,391	101,896,586	(87,302,302)	14,595,675

Stock-based compensation	—	—	1,536,929	—	1,536,929

Net loss	—	—	—	(3,057,807)

Balance, December 31, 2020	13,916,164	1,391	103,433,515	(90,360,109)	13,074,797

Stock based compensation	—	—	803,604	—	803,604

Cashless exercise of warrants	304	—	—	—	—

Proceeds from exercise of warrants	41,324	4	516,547	—	516,551

Net loss	—	—	—	(2,992,868)	(2,992,868)

Balance, March 31, 2021	13,957,792	$1,395	$104,753,666	$(93,352,977)	$11,402,084

Balance June, 30, 2021	22,333,324	$2,232	$229,933,505	$(224,885,422)	$5,050,315

Proceeds from issuance of common stock, net cost of $2,224,992	2,592,000	259	18,510,750	—	18,511,009

Stock based compensation - restricted stock	37,049	3	286,756	—	286,759

Stock option based compensation	—	—	1,926,962	—	1,926,962

Net loss	—	—	—	(5,540,753)	(5,540,753)

Balance, September 30, 2021	24,962,373	2,494	250,657,973	(230,426,175)	20,234,292

Stock based compensation - restricted stock	21,710	2	97,693	—	97,695

Stock option based compensation	—	—	1,147,422	—	1,147,422

Net loss	—	—	—	(5,414,317)	(5,414,317)

Balance, December 31, 2021	24,984,083	2,496	251,903,088	(235,840,489)	16,065,095

Stock option based compensation	—	—	930,334	—	930,334

Net loss	—	—	—	(7,040,644)	(7,040,644)

Balance, March 31, 2022	24,984,083	$2,496	$252,833,422	$(242,881,133)	$9,954,785

See accompanying notes to unaudited condensed financial statements

BIOVIE INC.

Notes to Condensed Financial Statements

March 31, 2022 and 2021

(unaudited)

1.	Background Information

BioVie Inc. (the “Company” or “we” or “our”) is a clinical-stage company developing innovative drug therapies to treat chronic debilitating conditions including liver disease and neurological and neuro-degenerative disorders and certain cancers.

In liver disease, our Orphan Drug candidate BIV201 (continuous infusion terlipressin) is being developed as a future treatment option for patients suffering from ascites and other life-threatening complications of advanced liver cirrhosis caused by NASH, hepatitis, and alcoholism. The initial target for BIV201 therapy is refractory ascites. These patients suffer from frequent life-threatening complications, generate more than $5 billion in annual treatment costs, and have an estimated 50% mortality rate within 6 to 12 months. The US Food and Drug Administration (FDA) has not approved any drug to treat refractory ascites. A Phase 2a clinical trial of BIV201 was completed in 2019, and a multi-center, randomized 30-patient Phase 2b trial is currently underway. As of March 31, 2022, ten of the thirteen planned US study centers had been activated and are actively screening and enrolling patients in the study. Top-line results from this trial are expected in early 2023.

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

On January 20, 2022, the Company initiated a study by treating the first patient, in it’s Phase 2 study assessing NE3107’s safety and tolerability and potential pro-motoric impact in Parkinson’s disease patients. The NM201 study (NCT05083260) is a double-blind, placebo-controlled, safety, tolerability, and pharmacokinetics study in Parkinson’s Disease (PD). Participants will be treated with carbidopa/levodopa and NE3107 or placebo. Forty patients with a defined PD medication “off state” will be randomized 1:1 placebo to: active NE3107 20 mg twice daily for 28 days. Safety assessments will look at standard measures of patient health and potential for drug-drug interactions affecting L-dopa pharmacokinetics and activity. Exploratory efficacy assessments will use the Motor Disease Society Unified Parkinson’s Disease Rating (MDS-UPDRS) parts 1-3, ON/OFF Diary, and Non-Motor Symptom Scale. Topline results are expected for the NM201 study in mid-2022.

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

The Company’s operations are subject to a number of factors that can affect its operating results and financial conditions. Such factors include, but are not limited to: the results of clinical testing and trial activities of the Company’s products, the Company’s ability to obtain regulatory approval to market its products; competition from products manufactured and sold or being developed by other companies; the price of, and demand for, Company products; the Company’s ability to negotiate favorable licensing or other manufacturing and marketing agreements for its products; and the Company’s ability to raise capital. The Company’s financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of March 31, 2022, the Company had working capital of approximately $20.5 million, cash of approximately $24.5 million, stockholders’ equity of approximately $10.0 million, and an accumulated deficit of approximately $242.9 million. In addition, the Company has not generated any revenues to date and no revenues are expected in the foreseeable future. The Company’s future operations are dependent on the success of the Company’s ongoing development and commercialization efforts, as well as its ability to secure additional financing as needed. Although our cash balance could possibly sustain operations over the next 12 months if measures are taken to delay planned expenditures in our research protocols and slow the progress in the Company’s clinical programs, the Company’s current planned operations to meet certain goals and objectives, project cash flows to be depleted within that period of time.

The future viability of the Company is largely dependent upon its ability to raise additional capital to finance its operations. Management expects that future sources of funding may include sales of equity, obtaining loans, or other strategic transactions.

The continual widespread health emergencies or pandemics such as the coronavirus (“COVID-19”) pandemic (and its related variants), has led to continued regional quarantines, business shutdowns, labor shortages, disruptions to supply chains, and overall economic instability. Although some jurisdictions have relaxed these measures, others have not or have reinstated them as COVID-19 cases and its variants continue to emerge. The duration and spread of the COVID-19 pandemic and the long-term impact of COVID-19 and its variants on the financial markets and the overall economy are highly uncertain and cannot be predicted at this time. If the financial markets and/or the overall economy are impacted for an extended period, the Company’s ability to raise funds may be materially adversely affected. In addition, the COVID-19 pandemic has created a widespread labor shortage, including a shortage of medical professionals, and has impacted and may continue to impact the potential patient participation in our studies, which may adversely impact our ability to continue or complete our clinical trials in the planned timeline.

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

Leases

The Company determines whether an arrangement contains a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets, current portion of operating lease liabilities, and net of current portion of operating lease liabilities on our balance sheets. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent an obligation to make lease payments arising from the lease. Lease ROU assets and lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. As the Company’s leases do not provide an implicit rate, an incremental borrowing rate is used based on the information available at the commencement date in determining the present value of lease payments. The Company does not include options to extend or terminate the lease term unless it is reasonably certain that the Company will exercise any such options. Rent expense is recognized under the operating leases on a straight-line basis. The Company does not recognize right of-use assets or lease liabilities for short-term leases, which have a lease term of twelve months or less, and instead will recognize lease payments as expense on a straight-line basis over the lease term

Fair Value of Financial Instruments

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

Net loss per Common Share

Basic net loss per common share is computed by dividing the net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per common share is computed by dividing the net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding and potentially outstanding shares of common stock during the period to reflect the potential dilution that could occur from common shares issuable through stock options, warrants, and convertible debentures. For the three and nine months ended March 31, 2022 and 2021, such amounts were excluded from the diluted loss since their effect was considered anti-dilutive due to the net loss for the period.

The table below shows the number of outstanding stock options and warrants as of March 31, 2022 and 2021:

	March 31, 2022	March 31, 2021
	Number of Shares	Number of Shares
Stock Options	2,438,044	755,200
Warrants	511,463	173,021
Total	2,949,507	928,221

Recent Accounting Pronouncements

The Company considers the applicability and impact of all Accounting Standards Updates (“ASU’s”). There were no recent ASUs that are expected to have a material impact on the Company’s balance sheets or statements of operations.

4.	Intangible Assets

The Company’s intangible assets consist of intellectual property acquired from LAT Pharma, Inc. and are amortized over their estimated useful lives.

The following is a summary of the intangible assets as of March 31, 2022 and June 30, 2021:

	March 31, 2022	June 30, 2021

Intellectual Property	$2,293,770	$2,293,770
Less Accumulated Amortization	(1,369,953)	(1,197,921)
Intellectual Property, Net	$923,817	$1,095,849

Amortization expense was $57,344 in each of the three-month periods ended March 31, 2022 and 2021. Amortization expense for the nine-month period ended March 31, 2022 and 2021 was $172,032 and $172,032 respectively. The Company amortizes intellectual property over the expected original useful lives of 10 years.

Estimated future amortization expense is as follows:

Year ending June 30, 2022 (Remaining three months)	$57,346
2023	229,377
2024	229,377
2025	229,377
2026	178,340
$923,817

5.	Related Party Transactions

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

Equity Transactions with Acuitas

On September 22, 2020, concurrent with the closing of the Company’s registered public offering, approximately $1.8 million was paid to Acuitas satisfying all amounts owed on the Debenture due September 24, 2020 held by the Company’s controlling stockholder, Acuitas.

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

Other liabilities represent retention bonus arrangements with certain employees that was recognized in August 2021 totaling $1,161,000 and included in the accompanying statement of operations for the nine months ended March 31, 2022. The payment terms are equal monthly installments over a 24-month period and began in August 2021. The current portion of the liability was $580,625 and the non-current portion was $193,542 in the accompanying balance sheet at March 31, 2022.

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

The amount of the carrying value of the notes payable were determined by allocating portions of the outstanding principal of the notes to the fair value of the warrants of approximately $1.4 million and the fair value of the embedded conversion option of approximately $2.2 million. Accordingly, the total amount of unearned discount of approximately $3.7 million, the total direct financing cost of approximately $390,000 and premium of $850,000 are recognized on an effective interest method over term of the Loan. The adjusted effective interest rate is 25%. The carrying value of notes payable at March 31, 2022 was approximately $11.6 million, net of unearned discount of approximately $3.1 million, unamortized direct costs of approximately $333,000 and accreted premium of approximately $94,000 in the accompanying balance sheets. The total interest expense of approximately $919,000 and $1.2 million for the three and nine months ended March 31, 2022, respectively; was recognized in the accompanying statements of operations. The amortization of financing costs was approximately $43,000 and $57,000 for the three and nine months ended March 31, 2022, respectively. The accretion of loan premium was approximately $71,000 and $94,000 for the three and nine months ended March 31, 2022, respectively. The accretion of unearned loan discount was approximately $400,000 and $534,000 for the three and nine months ended March 31, 2022, respectively. As of March 31, 2022, the outstanding principal balance of $15 million would be paid in 18 monthly equal installments beginning July 1, 2023; a total of $10 million and $5 million in the fiscal years ended June 30, 2024 and 2025 respectively.

The following is a summary of the Note Payable as of March 31, 2022 and June 30, 2021:

	March 31, 2022	June 30, 2021

Note Payable	$15,000,000	$—
Less debt financing costs	(333,345)
Less unearned discount	(3,136,163)
Plus accretion of loan premium	94,444	—
Note Payable, net of financing costs and premiums	$11,624,935	$—

Estimated future amortization expense and accretion of premium is as follows:

	Unearned Discount	Debt Financing	Loan accretion Premium

Year ending June 30, 2022 (Remaining three months)	$400,361	$42,555	$70,834
2023	1,601,445	170,219	283,333
2024	1,023,145	108,751	283,333
2025	111,212	11,820	118,056
Total	$3,136,163	$333,345	$755,556

8.	Fair Value Measurements

At March 31,2022 and June 30, 2021, the estimated fair value of derivative liabilities measured on a recurring basis are as follows:

	Fair Value Measurements at
	March 31, 2022
	Level 1	Level 2	Level 3	Total

Derivative liability - Warrants	$—	$—	$1,023,294	$1,023,294
Derivative liability -Conversion option on notes payable	—	—	1,477,880	1,477,880
Total derivatives	$—	$—	$2,501,174	$2,501,174

Fair Value Measurements at
June 30, 2021
	Level 1	Level 2	Level 3	Total

Derivative liability - Warrants	$—	$—	$—	$—
Derivative liability -Conversion option on note payable	—	—	—	—
Total derivatives	$—	$—	$—	$—

The following table presents the activity for liabilities measured at fair value unobservable inputs for the nine months ended March 31, 2022:

	Derivative liabilities - Warrants	Derivative liability - Conversion Option on Convertible Debenture

Balance at July 1, 2021	$—	$—
Additions to level 3 liabilities	1,456,512	2,213,466
Change in in fair value of level 3 liability	(433,218)	(735,586)
Transfer in and/or out of Level 3	—	—
Balance at March 31, 2022	$1,023,294	$1,477,880

The following table presents the activity for liabilities measured at fair value unobservable inputs for the nine months ended March 31, 2021:

	Derivative liabilities - Warrants	Derivative liability - Conversion Option on Convertible Debenture

Beginning balance at July 1, 2020	$16,411,504	$5,000,800
Additions to level 3 liabilities	—	—
Change in in fair value of level 3 liability	(6,054,121)	(2,225,798)
Transfer in and/or out of Level 3	(10,357,383)	(2,775,002)
Balance at March 31, 2021	$—	$—

The fair values of derivative liabilities for the warrants and conversion option at March 31, 2022 were approximately $1 million and approximately $1.5 million, respectively. The total change in the fair value of the derivative liabilities totaled approximately $386,000 and $1.2 million for the three and nine months ended March 31, 2022 respectively, and accordingly, was recorded in the accompanying statement of operations. The assumptions used in the Black Scholes model to value the derivative liabilities at March 31, 2022 included the closing stock price of $4.50 per share, and for the warrants the exercise price of $5.82, 5-year term, risk free rate of 1.26% and volatility of 74.796%. and for the embedded derivative liability of the conversion option, the conversion price of $6.98; 3-year term, risk free rate of 0.97% and volatility of 76.15%.

Derivative liability - Warrants

The Company accounts for stock purchase warrants as either equity instruments or derivative liabilities depending on the specific terms of the warrant agreements. Under applicable accounting guidance, stock warrants that are precluded from being indexed to the Company’s own stock because of full-rachet and anti-dilution provisions or adjustments to the strike price due to an occurrence of a future event; are accounted as derivative financial instruments. The warrants issued on November 30, 2021 in connection with the Avenue loan financing were not considered to be indexed to the Company’s own stock, and accordingly, were recorded as a derivative liability at fair value in the accompany balance sheet at March 31, 2022.

The Black Scholes model was used to calculate the fair value of the warrant derivative to bifurcate the warrant derivative amount from the Avenue loan amount funded. The warrants are recorded at their fair values at the date of issuance and remeasured at March 31, 2022. The assumptions used for the fair value calculation at November 30, 2021 follows: the closing stock price of $6.44 per share; the exercise price of $5.82; 5 year term; a risk free rate of 1.14% and volatility of 74.4%.

Embedded derivative liability – Conversion Option

The embedded derivative represents the optional conversion feature of up to $5.0 million of the outstanding Avenue note amounts meets the definition of a derivative and requires bifurcation from the loan amount.

The Black Scholes model was used to calculate the fair value of the embedded derivative to bifurcate the embedded derivative amount representing the conversion option from the Avenue loan amount funded. The assumption used for the fair value calculation at November 30, 2021 follows: the closing stock price of $6.44 per share; the conversion price of $6.98; 3 year term; risk free rate of 0.81% and volatility of 76.85%.

9.	Equity Transactions

Stock Options

The following table summarizes the activity relating to the Company’s stock options for the nine months ended March 31, 2022:

	Options	Weighed- Average Exercise Price	Weighted Remaining Average Contractual Term	Aggregate Intrinsic Value
Outstanding at June 30, 2021	755,200	$4.34	4.4	$2,569,232
Granted	1,763,169	6.69	9.5	—
Options Expired	(7,200)	29.17	0.0
Options Forfeited	(73,125)	(13.91)	—	—
Outstanding at March 31, 2022	2,438,044	$8.63	7.9	$678,545
Exercisable at March 31, 2022	675,825	$10.84	6.2	$18,480

The fair value of each option grant on the date of grant is estimated using the Black-Scholes option. The pricing model reflects the following weighted-average assumptions for the nine months ended March 31, 2022 and 2021:

	March 31, 2022	March 31, 2021
Expected life of options (In years)	5	5
Expected volatility	75.12%	77.05%
Risk free interest rate	1.6%	0.5%
Dividend Yield	0%	0%

Expected volatility is based on the historical volatilities of the daily closing price of the common stock of three comparable companies and the expected life of options is based on historical data with respect to employee exercise periods. The Company accounts for forfeitures as they are incurred.

The Company recorded stock option-based compensation expense of approximately $930,000 and $804,000 for three-month periods ended March 31, 2022 and 2021, respectively; and of approximately $4.0 million and $2.3 million for nine-month periods ended March 31, 2022 and 2021, respectively.

As of March 31, 2022, there was approximately $7.1 million of unrecognized compensation cost related to non-vested stock options granted to Directors and Officers and other employees, which is expected to be recognized over a weighted-average period of approximately 4.1 years.

The following is a summary of stock options listed by exercise price, the number options outstanding and exercisable as of March 31, 2022:

Exercise Price	Outstanding	Weighted Average Contract Life	Exercisable
$2.74	124,167	5.0	—
$2.80	7,200	2.8	7,200
$3.20	248,167	5.0	24,833
$3.24	25,000	5.0	—
$3.75	4,800	1.8	4,800
$6.25	1,600	1.6	1,600
$7.50	25,600	4.0	25,600
$7.74	1,365,835	4.4	273,167
$8.75	1,600	2.0	1,600
$9.54	800	3.5	800
$9.90	800	3.5	800
$12.50	4,000	0.8	4,000
$13.91	618,475	3.7	321,425
$25.00	1,600	0.5	1,600
$26.25	2,000	0.2	2,000
$27.50	—	—	—
$28.75	1,600	0.3	1,600
$31.25	—	—	—
$42.09	4,800	3.8	4,800
	2,438,044		675,825

Stock Warrants

The following table summarizes warrant activity during the nine months ended March 31, 2022:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value
Outstanding and exercisable at June 30, 2021	158,761	$10.37	3.1	$1,765,437
Granted	361,002	5.82	5.0	—
Expired	(8,300)	62.50	—	—
Exercised	—	—	—	—
Outstanding and exercisable at March 31, 2022	511,463	$6.31	4.0	$271,187

Of the above warrants, 1,091 expire in the fiscal year ending June 30, 2022, 4,815 expire in the fiscal year ending June 30, 2023, 2,714 expire in the fiscal year ending June 30, 2025, and 502,843 expire in the fiscal year ending June 30, 2026.

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

Issuance of Shares for Services

On August 20, 2021, the Company awarded 58,759 restricted stock units (“RSUs”) to the President and CEO under the Company’s 2019 Omnibus Incentive Equity Plan (the “2019 Omnibus Plan”) as his salary for the period from April 27, 2021, the date of his appointment, through December 31, 2021. The number of RSUs awarded was based on a prorated annual base salary of $600,000 at a 10% discount to the grant date fair value of $7.74 per share of the Company’s common stock. Each RSU awarded to the CEO entitles him to receive one share of common stock upon vesting. A total of 15,339 RSUs (representing the pro rata portion of the RSU award for the period from April 27, 2021 to June 30, 2021) vested at the grant date, 21,710 vested at September 30, 2021 and 21,710 vested at December 31, 2021. Accordingly, the common stock was issued to the CEO at each of the quarter end vesting dates.

The stock-based compensation expense related to these RSUs totaled $97,695 for the fiscal year ended June 30, 2021 and $384,454 for the nine month period ended March 31, 2022, respectively. There were no stock-based compensation expense related to these RSUs for the three month period ended March 31, 2022 and 2021.

Issuance of Stock Options

On August 20, 2021, the Company granted, under the 2019 Omnibus Plan, stock options to purchase 1,365,835 shares of common stock to the executive management team. Twenty percent (20%) of the shares underlying the options awarded vested on the grant date, and the remaining 80% vest equally over a 5-year period, on the first, second, third, fourth and fifth anniversary of the grant date. The exercise price of the options is $7.74 per share, the grant date fair value of the stock, and the options terminate on the earlier of the tenth anniversary of the grant date or the date as of which the options were fully exercised.

On February 1, 2022, the Company granted stock options to purchase 124,167 shares of common stock to a new employee. Twenty percent (20%) of the shares underlying the options awarded vested on the grant date, and the remaining 80% vest equally over a 5-year period, on the first, second, third, fourth and fifth anniversary of the grant date. The exercise price is $3.20 per share, the grant date fair value, and the options terminate on the tenth anniversary of the grant date.

During the three months ended March 31, 2022, the Company granted, stock options to purchase shares of common stock totaling 273,167 to four new employees.

The exercise prices per share are $3.20; $2.74 and $3.24, which were fair values of the Company’s common stock on the respective grant dates. Twenty percent (20%) of the shares underlying the options awarded vest on the one year anniversary of the grant date, and the remaining 80% vest in equal monthly installments over 48 month. options terminate on the tenth anniversary of the grant date or date as of which the options were fulling exercised.

Forfeiture of Stock Options

On August 27, 2021, the Chief Executive Officer forfeited unvested stock options to purchase up to 73,125 shares of common stock that were previously granted to him as compensation as an independent director of the board.

10.	Leases

Office Leases

From July 1, 2019 to October 31, 2021, the Company paid monthly rent of $1,000 to Acuitas for its headquarter office at 2120 Colorado Avenue Suite 230, Santa Monica, CA 90404. Effective November 1, 2021, the Company relocated its headquarters to Nevada. The Company paid an annual rent of $2,200 for the address at 680 W Nye Lane, Suite 201, Carson City Nevada 897603. The Nevada lease is an annual lease.

On June 1, 2021, the Company assumed a NeurMedix office lease that was extended to February 2022 at 6165 Greenwich Dr Suite 150, San Diego, CA 92122. The lease agreement required monthly payments of $8,782. On February 26, 2022 the Company’s San Diego office relocated to 5090 Shoreham Place, San Diego, CA 92122. (the “New Office”). The New Office lease term for 38 months, commenced on March 1, 2022 with a 2 month rent abatement. The monthly base rate payment of $4,175 begins June 1, with annual increases of three percent.

The operating lease cost recognized in our statement of operations was approximately $23,000 and $76,500 for the three and nine months ended March 31, 2022, and approximately $3,000 and $9,000 for the three and nine months ended March 31, 2021.

The following table provides balance sheet information related to leases as of March 31, 2022 and June 30, 2021:

	March 31, 2022	June 30, 2021
Assets
Operating lease, right-of-use asset, net	$127,105	$—

Liabilities
Current portion of operating lease liabilities	$29,250	$—
Operating lease liabilities, net of current portion	97,779	—
Total operating lease liabilities	$127,029	$—

At March 31, 2022, the future estimated minimum lease payments under non-cancelable operating leases are as follows:

Year ending June 30:
2022 (remaining 3 months)	$4,175
2023	50,600
2024	52,156
2025	44,636
Total minimum lease payments	151,567
Less amount representing interest	(24,538)
Present value of future minimum lease payments	127,029
Less current portion of operating lease liabilities	(29,250)
Operating lease liabilities, net of current portion	$97,779

The weighted average remaining lease term and discount rate as of March 31, 2022 and 2021 were as follows:

	March 31, 2022	June 30, 2021

Weighted average remaining lease term (Years)
Operating leases	3.1	—
Weighted average discount rate
Operating leases	10.75%	—

11.	Commitments and Contingencies

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

12.	Employee Benefit Plan

On August 1, 2021, the Company began sponsoring an employee benefit plan subject to Section 401(K) of the Internal Revenue Service Code (the “401K Plan”) pursuant to which, all employees meeting eligibility requirements are able to participate.

Subject to certain limitations in the Internal Revenue Code, eligible employees are permitted to make contributions to the 401K Plan on a pre-tax salary reduction basis and the Company will match 5% of the first 5% of an employee’s contributions to the 401K Plan. For the three and nine months ended March 31, 2022, the Company’s contributions to the 401K Plan totaled approximately $28,700 and $75,100, respectively.

13.	Subsequent Events

On April 5, 2022, the Company granted stock options to purchase 755,000 shares of common stock to the independent directors of the board as compensation for services at an exercise price of $5.04 per share, the grant date fair value. Twenty-five percent (25%) of the shares underlying the options awarded vested on the grant date, and the remaining 75% vest ratably over three years on the first, second, and third anniversary of the grant date. The options terminate on the earlier of the fifth anniversary of the grant date or the date as of which the options are fully exercised.

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

In liver disease, our Orphan Drug candidate BIV201 (continuous infusion terlipressin) is being developed as a future treatment option for patients suffering from ascites and other life-threatening complications of advanced liver cirrhosis caused by NASH, hepatitis, and alcoholism. The initial target for BIV201 therapy is refractory ascites. These patients suffer from frequent life-threatening complications, generate more than $5 billion in annual treatment costs, and have an estimated 50% mortality rate within 6 to 12 months. The US Food and Drug Administration (FDA) has not approved any drug to treat refractory ascites. A Phase 2a clinical trial of BIV201 was completed in 2019, and a multi-center, randomized and controlled Phase 2b trial is currently underway at ten of thirteen planned US medical centers including Vanderbilt University, the Mayo Clinic, and the University of Pennsylvania (NCT04112199). Top-line results from this trial are expected in early 2023, to be followed by a proposed single pivotal Phase 3 clinical trial, subject to favorable FDA review.

In neurodegenerative disease, BioVie acquired the biopharmaceutical assets of NeurMedix, Inc., a privately held clinical-stage pharmaceutical company and related party affiliate, in June 2021. The acquired assets include NE3107, a potentially selective inhibitor of inflammatory ERK signaling that, based on animal studies, is believed to reduce neuroinflammation. NE3107is a novel orally administered small molecule that is thought to inhibit inflammation-driven insulin resistance and major pathological inflammatory cascades with a novel mechanism of action. There is emerging scientific consensus that both inflammation and insulin resistance may play fundamental roles in the development of Alzheimer’s and Parkinson’s Disease, and NE3107 could, if approved, represent an entirely new medical approach to treating these devastating conditions affecting an estimated 6 million Americans suffering from Alzheimer’s and 1 million from Parkinson’s. The FDA has authorized a potentially pivotal Phase 3 randomized, double-blind, placebo-controlled, parallel group, multicenter study to evaluate NE3107 in subjects who have mild to moderate Alzheimer’s disease (NCT04669028). We initiated this trial on August 5, 2021 and are targeting primary completion in the first half of 2023.

In addition to Alzheimer’s disease, the FDA has authorized a Phase 2 study assessing NE3107’s potential pro-motoric impact in Parkinson’s disease patients, and to assess its safety and tolerability. The NM201 study (NCT05083260) Initiated by the Company on January 20, 2022; is a double-blind, placebo-controlled, safety, tolerability, and pharmacokinetics study in Parkinson’s Disease (PD). Participants will be treated with carbidopa/levodopa and NE3107 or placebo. Forty (40) patients with a defined L-dopa “off state” will be randomized 1:1placebo: active 20 mg twice daily for 28 days. Safety assessments will look at standard measures of patient health and potential for drug-drug interactions affecting L-dopa PK and activity. Efficacy assessments will use the Motor Disease Society Unified Parkinson’s Disease Rating (MDS-UPDRS) parts 1-4, Hauser ON/OFF Diary, and Non-Motor Symptom Scale. The study was initiated on January 20, 2022 and topline results are expected in mid 2022. Inflammation-driven insulin resistance is believed to be implicated in a broad range of serious diseases, including multiple myeloma and prostate cancer, and we plan to begin exploring these opportunities in the coming months using NE3107 or related compounds acquired in the NeurMedix asset purchase.

Comparison of the three months ended March 31, 2022 to the three months ended March 31, 2021

Net loss

The net loss for the three months ended March 31, 2022, was approximately $7.0 million as compared to net loss of $3.0 million for the three months ended March 31, 2021. The net loss increase of $4.0 million for the three month period ended March 31, 2022 resulted from an increased loss from operations of $2.7 million primarily attributed to increased research and development activities, $919,000 increase in interest expense related to the new debt financing that funded on November 30, 2021, and $ 386,000 increase in change in fair value of the derivative liabilities.

Total operating expenses for the three months ended March 31, 2022 and 2021 were approximately $5.7 million and $3.0 million respectively. The net increase of approximately $2.7 million during the three months ended March 31, 2022 was comprised of a net increase in research and development expenses of approximately $2.8 million and net decrease in selling general and administration of approximately $40,000. Approximately $1.0 million in selling, general and administration included expense related to the neuroscience operations and development of the biopharmaceutical assets purchased in June 2021. The increase in research and development related to the Alzheimer pivotal Phase 3 clinical trial that was initiated in August 2021, the initiation of the Phase 2 Parkinson study in January 2022, and the continuation of our Orphan Drug candidate BIV201’s Phase 2b clinical trial, which was initiated in the 2021 calendar year.

Research and Development Expenses

Research and development expenses were approximately $3.6 million and $790,000 for the three months ended March 31, 2022 and 2021, respectively. The net increase of approximately $2.8 million, for the three months period ended March 31, 2022 was comprised of Neuroscience operational expenses of approximately $1.7 million attributed to increased activity in the Alzheimer pivotal Phase 3 clinical trial and the initiation of the Parkinson’s Phase 2 clinical trial in January 2022; an increase of $300,000 related to the continuation of Orphan Drug candidate BIV201’s Phase 2b clinical trial initiated in June 2021; and increases in salary and employee benefit expenses of $522,000 and stock-based compensation expense of $258,000. The Company expanded clinical team personnel by the hiring of the neuroscience personnel to oversee the development of the biopharmaceutical assets purchased in June 2021, our CMO who came on board on November 1, 2021 and other related clinical personnel during the three months ended March 31, 2022.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were approximately $2.1 million and $2.2 million for the three month periods ended March 31, 2022 and 2021, respectively. The components of the approximate $100,000 net decrease was comprised of increases in salary and employee benefit expenses of $250,000 and stock-based compensation expense of $364,000; an increase in investor relations and advisory fees of $527,000, and an increase in legal and other consultants, office and insurance expenses totaling $347,000; offset by $518,000 of directors’ stock-based compensation decline from 2021 and approximately $1 million related to the purchase of Neuroscience biopharmaceutical assets which closed on June 10, 2021 recognized in the three months ended March 31, 2021.

Other Income/Expense

Other expense, net for the three months ended March 31, 2022 was $1.3 million compared to approximately $35,000 for the three months ended March 31, 2021. The increase for the three months ended March 31, 2022, was comprised of the change in fair value of the derivative liabilities of approximately $386,000 and interest expense of approximately $918,000. In the three month period ended March 31, 2021 there were no derivative liabilities or debt outstanding.

Comparison of the nine months ended March 31, 2022 to the nine months ended March 31, 2021

Net (loss)/Income

The net loss for the nine months ended March 31, 2022 was approximately $18.0 million as compared to net income of $1.3 million for the nine months ended March 31, 2021. The decline from net income to net loss of approximately $19.3 million was attributed to an increase in the loss from operations of approximately $11.5 million and the change in the fair value of derivative liabilities of $7.1 million and an increase in interest expense of approximately $677,000.

Total operating expenses for the nine months ended March 31, 2022 were approximately $18 million as compared to $6.5 million for the nine months ended March 31, 2021.  The net increase of approximately $11.5 million during the nine months ended March 31, 2022 was primarily attributed to the expanded operations of the Company from the purchase of the Neuroscience pharmaceutical assets that was completed in June 2021. The net increase was comprised of increased research and development expenses of approximately $9.4 million, attributed to the Alzheimer pivotal Phase 3 clinical trial that was initiated in August 2021 and the continuation of our Orphan Drug candidate BIV201’s Phase 2b clinical trial, which was initiated earlier in the 2021 calendar year, and an increase in selling, general and administrative expenses of $2.1 million.

Research and Development Expenses

Research and development expenses were approximately $11.4 million and $2.0 million for the nine months ended March 31, 2022, and 2021, respectively. The net increase of approximately $9.4 million, was comprised of the Neuroscience clinical operations of approximately $4.9 million for the activities in the Alzheimer pivotal Phase 3 clinical trial and the preparations for the initiation of the Parkinson’s Phase 2 clinical that launched in January 2022; an increase of approximately $1.3 million for the ongoing Orphan Drug candidate BIV201’s Phase 2b clinical trial; and increases in salary and employee benefit expenses of $2.1 million and stock based compensation expense of $1.0 million. The Company expanded the clinical team personnel by the hiring of the neuroscience personnel to oversee the development of the biopharmaceutical assets purchased in June 2021, our CMO who came on board on November 1, 2021 and other related clinical personnel during the three months ended March 31, 2022.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were approximately $6.4 million and $4.3 million for the nine months ended March 31, 2022 and 2021, respectively. The net increase of approximately $2.1 million was primarily comprised of increased salary and employee benefit expenses of approximately $546,000, stock based compensation expense of $2.0 million ; increased legal expense of $620,000; investor relations and advisory of $729,000; and approximately $442,000 of increased expenses related to other consulting fees, insurance premiums, office and website development expenses, as the Company operations were expanded during the nine months ended March 31, 2022 with the addition of Neuroscience operations in June 2021. These increases were offset by $1.1 million of directors’ stock-based compensation and $1.1 million related to the purchase of Neuroscience biopharmaceutical assets which closed on June 10, 2021.

Other Expense/(Income)

Other expense, net for the nine months ended March 31, 2022 was a nominal amount and comprised of net interest expense of $1.2 million offset by the change in fair valued of the derivative liabilities of $1.2 million compared to other income, net of $7.7 million for the nine months ended March 31, 2021 which was comprised of net interest expense of $545,000 offset by the change in fair value of $8.3 million. The increase in net interest expense and change in fair value of the derivative liabilities is related to debt financing that was funded in November 30, 2021.

Capital Resources and Liquidity

As of March 31, 2022, the Company had working capital of approximately $20.5 million, cash of approximately $24.5 million, stockholders’ equity of approximately $10.0 million, and an accumulated deficit of approximately $242.9 million. In addition, the Company has not generated any revenues to date and no revenues are expected in the foreseeable future. The Company’s future operations are dependent on the success of the Company’s ongoing development and commercialization efforts, as well as its ability to secure additional financing as needed.

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

The continual widespread health emergencies or pandemics such as the coronavirus (“COVID-19”) pandemic (and its related variants), has lead to continued regional quarantines, business shutdowns, labor shortages, disruptions to supply chains, and overall economic instability. Although some jurisdictions have relaxed these measures, others have not or have reinstated them as COVID-19 cases and its variants continue to emerge The duration and spread of the COVID-19 pandemic and the long-term impact of COVID-19 and its variants on the financial markets and the overall economy, are highly uncertain and cannot be predicted at this time. If the financial markets and/or the overall economy are impacted for an extended period, the Company’s ability to raise funds may be materially adversely affected. In addition, the COVID-19 pandemic has created a widespread labor shortage, including a shortage of medical professionals, and may possibly impact the potential patient participation in our studies of which may adversely impact our ability to continue or complete our clinical trials in the planned timeline.

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

Critical Accounting Policies and Estimates

For the three-month and nine month periods ended March 31, 2022, there were no significant changes to the Company’s critical accounting policies as identified in the Annual Report Form 10-K for the fiscal year ended June 30, 2021.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15f and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

We face business disruption and related risks resulting from the outbreak of the novel coronavirus 2019 (COVID-19) pandemic, which could have a material adverse effect on our business plan.

The continual widespread health emergencies or pandemics such as the coronavirus (“COVID-19”) pandemic (and its related variants), has led to continued regional quarantines, business shutdowns, labor shortages, disruptions to supply chains, and overall economic instability, which could materially adversely affect the clinical trials, supply chain, financial condition and financial performance of our company. Although some jurisdictions have relaxed these measures, others have not or have reinstated them as COVID-19 cases surge and its variants continue to emerge. The duration and spread of the COVID-19 pandemic and the long-term impact of COVID-19 and its variants on the financial markets and the overall economy are highly uncertain and cannot be predicted at this time. If the financial markets and/or the overall economy are impacted for an extended period, the Company’s ability to raise funds may be materially adversely affected. In addition, the COVID-19 pandemic has created a widespread labor shortage, including a shortage of medical professionals, and has impacted and may continue to impact the potential patient participation in our studies of which may adversely impact our ability to continue or complete our clinical trials in the planned timeline.

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

In addition, as of March 31, 2022, there were warrants outstanding to purchase an aggregate of 511,463 shares of common stock at exercise prices ranging from $1.88 to $75.00 per share and 2,438,044 shares issuable upon exercise of outstanding options at exercise prices ranging from $2.74 to $42.09 per share. Our Loan Agreement entered into on November 30, 2021, contains a conversion feature whereby at the option of lender, up to $5 million of the outstanding loan amount maybe converted to shares of common stock at a conversion price of $6.98 per share. We may grant additional options, warrants or stock awards. To the extent such shares are issued, the interest of holders of our common stock will be diluted.

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

BioVie Inc.,

Signature	Titles	Date

/s/ Cuong V Do
Cuong V Do	Chairman and Chief Executive Officer (Principal Executive Officer)	May 11, 2022

/s/ Joanne Wendy Kim
Joanne Wendy Kim	Chief Financial Officer (Principal Financial and Accounting Officer)	May 11, 2022