Form 10-K
period 2022-06-30
BIOVIE INC.
filed 2022-09-27
CIK 1580149

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE FISCAL YEAR ENDED JUNE 30, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________to _____________

Commission File Number: 001-39015

BIOVIE INC.

(Exact name of registrant as specified in its charter)

Nevada	46-2510769
(State or other jurisdiction of	(I.R.S. Employer Identification Number)
incorporation or organization)

680 W Nye Lane Suite 204
Carson City, NV 89703
(Address of principal executive offices, Zip Code)

(775)-888-3162
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

Yes ☐                                          No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $23,348,687.

There were 30,165,319 shares of the Registrant's $0.0001 par value Class A common stock outstanding as of September 13, 2022.

 DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement relating to its 2022 annual meeting of stockholders (the “2022 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The 2022 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

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

In liver disease, our Orphan Drug candidate BIV201 (continuous infusion terlipressin) is being developed as a future treatment option for patients suffering from ascites and other life-threatening complications of advanced liver cirrhosis caused by NASH, hepatitis, and alcoholism. The initial target for BIV201 therapy is refractory ascites. These patients suffer from frequent life-threatening complications, generate more than $5 billion in annual treatment costs, and have an estimated 50% mortality rate within 6 to 12 months. The US Food and Drug Administration (FDA) has not approved any drug to treat refractory ascites. A Phase 2a clinical trial of BIV201 was completed in 2019, and a multi-center, randomized 30-patient Phase 2b trial is currently underway. As of June 30, 2022, eleven US study centers had been activated and are actively screening and enrolling patients in the study. Top-line results from this trial are expected in mid calendar year 2023.

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

In neurodegenerative disease, BioVie acquired the biopharmaceutical assets of NeurMedix, Inc., a related party privately held clinical-stage pharmaceutical company and related party affiliate, in June 2021. The acquired assets include NE3107, a potentially selective inhibitor of inflammatory ERK signaling that, based on animal studies, is believed to reduce neuroinflammation. NE3107is a novel orally administered small molecule that is thought to inhibit inflammation-driven insulin resistance and major pathological inflammatory cascades with a novel mechanism of action. There is emerging scientific consensus that both inflammation and insulin resistance may play fundamental roles in the development of Alzheimer’s and Parkinson’s Disease, and NE3107 could, if approved, represent an entirely new medical approach to treating these devastating conditions affecting an estimated 6 million Americans suffering from Alzheimer’s and 1 million from Parkinson’s. The FDA has authorized a potentially pivotal Phase 3 randomized, double-blind, placebo-controlled, parallel group, multicenter study to evaluate NE3107 in subjects who have mild to moderate Alzheimer’s disease (NCT04669028). We initiated this trial on August 5, 2021 and are targeting primary completion in mid calendar year 2023.

On January 20, 2022, the Company initiated a study by treating the first patient, in its Phase 2 study assessing NE3107’s safety and tolerability and potential pro-motoric impact in Parkinson’s disease patients. The NM201 study (NCT05083260) is a double-blind, placebo-controlled, safety, tolerability, and pharmacokinetics study in Parkinson’s Disease (PD). Participants will be treated with carbidopa/levodopa and NE3107 or placebo. Forty patients with a defined PD medication “off state” will be randomized 1:1 placebo to active NE3107 20 mg twice daily for 28 days. Safety assessments will look at standard measures of patient health and potential for drug-drug interactions affecting L-dopa pharmacokinetics and activity. Exploratory efficacy assessments will use the Motor Disease Society Unified Parkinson’s Disease Rating (MDS-UPDRS) parts 1-3, ON/OFF Diary, and Non-Motor Symptom Scale. Topline results are expected for the NM201 study by the end of the calendar year 2022.

Investigator-Initiated Trial in MCI and Mild Alzheimer’s Disease, NCT05227820

The Company provided the financial support and the use of our NE3107 formulated drug product to The Regenesis Project of Dr Sheldon Jordan in  an open-label phase 2 study in Dr. Sheldon’s patients with Alzheimer’s disease related dementias. The study received FDA authorization on December 12, 2021and was designed to measure NE3107’s effect on cognition, cerebral spinal fluid (“CSF”) and blood biomarkers, and neuro-imagining endpoints. The study seeks to measure changes in cognition through verbal and visual test procedures and changes in biomarkers of Alzheimer's disease and inflammatory and metabolic parameters that can be measured in the central nervous system with advanced neuroimaging techniques in patients before and after treatment with 20 mg of NE3107 twice daily for 3 months following three months of treatment.  Data analysis for the study is expected to be in completed in second half of the calendar year 2022.

Inflammation-driven insulin resistance is believed to be implicated in a broad range of serious diseases, including multiple myeloma and prostate cancer, and we plan to begin exploring these opportunities in the coming months using NE3107 or related compounds acquired in the NeurMedix asset purchase. NE3107 is patented in the United States, Australia, Canada, Europe and South Korea.

Liver Cirrhosis Program

BioVie’s orphan drug candidate BIV201 (continuous infusion terlipressin) represents a novel approach to the treatment of ascites due to chronic liver cirrhosis. BIV201 is based on a drug that is approved in about 40 countries to treat related complications of liver cirrhosis (part of the same disease pathway as ascites), but not yet available in the United States. The active agent in BIV201, terlipressin, is a potent vasoconstrictor and is marketed in multiple foreign countries. The goal of BIV201 therapy is to interrupt the ascites disease pathway, thereby halting the cycle of accelerated fluid generation in ascites patients.

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

In June 2019, we met with representatives of the FDA for a Type C Guidance Meeting to plan our next clinical study in ascites. We discussed our clinical development program with the FDA and proposed safety and efficacy endpoints required for future marketing approval. In September 2019, the FDA granted our Type B meeting request and committed to providing feedback in early 2020 for our proposed clinical trial design. In April 2020, we received the FDA’s written response to our Type B meeting questions which required changes to our clinical trial design. Subsequently we received further guidance from the FDA. Based on this guidance, the Company finalized the clinical trial protocol and prepared for a randomized 30-patient Phase 2b study. The IND for this study was submitted and has become effective. The Phase 2b study was initiated in June 2021. As of July 2022, eleven planned US study centers have been activated. We plan to follow this study with a larger potentially pivotal Phase 3 clinical trial expected to begin in 2023. The FDA communicated that pending positive Phase 2 study results, a sufficiently large and well-controlled Phase 3 trial, with supportive trend data from the Phase 2b (statistical significance not required), could potentially yield the clinical data needed to apply for BIV201 marketing approval. The Phase 2b clinical trial protocol is summarized on www.clinicaltrials.gov, trial identifier NCT04112199.

We have invented a proprietary novel liquid formulation of terlipressin which is currently being studied in the above clinical studies intended to improve convenience for outpatient administration and avoid potential formulation errors when pharmacists reconstitute the powder version. In May 2020, we received CMC division clearance to use the new BIV201 prefilled terlipressin syringe in the current Phase 2b trial subject to conducting certain additional standard analytical testing which has been successfully completed. To date analytical testing results have confirmed room temperature stability of the prefilled syringe in storage for 18 months, with the potential for up two years stability. Room temperature storage presents a key product differentiation versus terlipressin products in countries where the drug is approved. To the best of the Company’s knowledge, all other terlipressin products sold globally must be stored under refrigeration and there is no prefilled syringe format of terlipressin available for treating patients in these countries. BioVie has also filed a Patent Cooperation Treaty (“PCT”) application covering our novel liquid formulations of terlipressin (international patent application PCT/US2020/034269, published as WO2020/237170) and we plan to seek patent protection in at least the United States, Europe, China and Japan.

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

The BIV201 development program began at LAT Pharma LLC. On April 11, 2016, we acquired LAT Pharma LLC and the rights to its BIV201 development program and currently own all development and marketing rights to the product candidate. We and PharmaIN, LAT Pharma’s former partner focused on the development of new modified product candidates in the same therapeutic field but not including BIV201, have agreed to pay royalties equal to less than 1% of future net sales of each company’s ascites drug development programs, or if such program is licensed to a third party, less than 5% of each company’s net license revenues. On December 24, 2018, we returned our partial ownership rights to the PharmaIN modified terlipressin development program and simultaneously paid the remaining balance due on a related debt. PharmaIN’s rights to our program remain unchanged. Our pending U.S patent (a continuation application related to the ’945 Patent) for the use of BIV201 as a monotherapy for the treatment of patients diagnosed with ascites due to liver cirrhosis in the outpatient setting using ambulatory pump infusion, issued on June 21, 2022 (U.S 11,364,277). Corresponding patent applications are pending in Japan, Europe, China and Hong Kong.

About Ascites and Liver Cirrhosis

Cirrhosis is a leading cause of death in the US. The condition results primarily from hepatitis, alcoholism, and fatty liver disease linked to obesity. Ascites is a common complication of advanced liver cirrhosis, involving kidney dysfunction and the accumulation of large amounts of fluid in the abdominal cavity.

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

●	Bleeding Esophageal Varices (BEV): The bursting of blood vessels lining the esophagus due to high blood pressure (“portal hypertension”) in the vein which supplies blood to the liver resulting as a result of advanced liver cirrhosis. This situation requires emergency treatment to avoid blood loss and death.

●	Hepatorenal Syndrome-Acute Kidney Injury (HR/S-AKI): As liver cirrhosis and ascites progress, the patients’ kidneys may begin to fail, and this deadly condition may set in. It often occurs once a patient no longer responds to (off-label) drugs used to control ascites. Treatment of HRS-AKI requires hospitalization as multiple organ failure and death may occur, typically within 2-4 weeks absent liver transplant. We obtained Orphan Drug designation for BIV201 in the U.S. for the treatment of HRS on November 21, 2018. In May 2021, BioVie submitted a Type B Meeting Package to the FDA seeking to conduct a single pivotal US Phase 3 clinical trial in the treatment of HRS-AKI. In June 2021, we received FDA feedback on the proposed trial design. Agreement was reached on the key elements of a Phase 3 trial in the Preliminary Meeting Comments received from the FDA on April 15, 2022 in response to a subsequent Type C meeting request.

Neurodegenerative Disease Program

BioVie acquired the biopharmaceutical assets of NeurMedix, Inc., a privately held clinical-stage pharmaceutical company and related party affiliate, in June 2021. The acquired assets include NE3107, a potentially selective inhibitor of inflammatory ERK signaling that, based on animal studies, is believed to reduce neuroinflammation. NE3107 is a novel orally administered small molecule that is thought to inhibit inflammation-driven insulin resistance and major pathological inflammatory cascades with a novel mechanism of action. There is emerging scientific consensus that both inflammation and insulin resistance may play fundamental roles in the development of Alzheimer’s and Parkinson’s Disease, and NE3107 could, if approved, represent an entirely new medical approach to treating these devastating conditions affecting an estimated 6 million Americans suffering from Alzheimer’s and 1 million from Parkinson’s. The FDA has authorized a potentially pivotal Phase 3 randomized, double-blind, placebo-controlled, parallel group, multicenter study to evaluate NE3107 in subjects who have mild to moderate Alzheimer’s disease (NCT04669028). We initiated this trial on August 5, 2021 and are targeting primary completion in mid calendar year of 2023.

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

The multifactorial influence of insulin signaling on neuron survival and cognition suggests that correction of insulin signaling deficits with NE3107 in the target population may provide significant benefits on both cognition and disease progression. Additional rationale for targeting metabolic dysregulation with NE3107 has come from recent work showing peripheral insulin resistance promotes insulin resistance and senescence in the CNS.

There is also an extensive literature on the complex role of adipose tissue inflammation in systemic inflammation, insulin resistance, hypothalamus-pituitary-adrenal axis (HPA) dysregulation and chronic cortisol excess in cognitive impairment in AD. Obesity and inflammation are closely linked in expanding adipose tissue, where the production of inflammatory cytokines and increased cortisol are driven though up-regulation of 11β-hydroxysteroid dehydrogenase type 1 and adipocyte mineralocorticoid receptor activation. Inflamed adipose tissue interacts with the HPA axis and hippocampus to increase systemic cortisol, and promote hippocampal inflammation through chronically elevated cortisol, which freely penetrates the blood-brain barrier. Hyperglycemia (secondary to insulin resistance) exacerbates adrenal cortisol production and promotes forward feeding of inflammation and HPA-hippocampal dysregulation.

Systemic inflammation from inflamed adipose and associated mononuclear cells, promotes CNS inflammation with associated cognitive decline and neurodegeneration. NE3107’s anti-inflammatory activity against systemic/adipose inflammation and factors that dysregulate cortisol secretion, such as hyperglycemia, has the potential to decrease cognitive impairment and neurodegenerative mechanisms that have been linked to cortisol excess.

Parkinson’s Disease

The Company initiated a study by treating the first patient, in its Phase 2 study assessing NE3107’s safety and tolerability and potential pro-motoric impact in Parkinson’s disease patients on January 20, 2022. The NM201 study (NCT05083260) is a double-blind, placebo-controlled, safety, tolerability, and pharmacokinetics study in Parkinson’s Disease (PD). Participants will be treated with carbidopa/levodopa and NE3107 or placebo. Forty patients with a defined PD medication “off state” will be randomized 1:1 placebo to active NE3107 20 mg twice daily for 28 days. Safety assessments will look at standard measures of patient health and potential for drug-drug interactions affecting L-dopa pharmacokinetics and activity. Exploratory efficacy assessments will use the Motor Disease Society Unified Parkinson’s Disease Rating (MDS-UPDRS) parts 1-3, ON/OFF Diary, and Non-Motor Symptom Scale.

Neuroinflammation and activation of brain microglia, leading to increased proinflammatory cytokines (particularly TNF) which play a pivotal role in Parkinson’s Disease (PD), which affects an estimated 1 million Americans. Daily administration of levodopa (converted to dopamine in the brain) is the current standard of care treatment for this movement disorder, but prolonged daily administration leads to side effects of uncontrolled movements called levodopa-induced dyskinesia, commonly referred to as LID. Recent evidence demonstrates that daily administration of levodopa further increases neuroinflammation, microglia activation, and TNF inflammatory damage in neurons.

We have shown in a mouse model that PD NE3107 decreases inflammation and TNF in the brain and increases neuron survival (Nicoletti, 2012 Parkinson’s Disease 969418.) In this neurotoxin induced model, NE3107 decreased clinical signs of disease and neuronal death compared to placebo treated mice.

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

If approved as a promotoric agent, NE3107 would provide a non-dopaminergic alternative to Parkinson’s patients, and an opportunity to significantly delay the need to start levodopa therapy. This could represent a first step toward supplanting levodopa as the primary PD therapy, and in addition to delaying the emergence of LID, could also imply a slowing of disease progression, the most important and still unmet objective of PD drug development.

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

BIV201 was awarded Orphan Drug Designations in the U.S. for the treatment of hepatorenal syndrome (received November 21, 2018) and treatment of ascites due to all etiologies except cancer (received September 8, 2016). We also filed a PCT application covering our novel liquid formulations of terlipressin (international patent application PCT/US2020/034269, published as WO2020/237170) and are seeking patent protection in at least the United States, Europe, China, Japan and other jurisdictions. Also, we own U.S. Patent 11,364,277, which is directed to a method of treating ascites with BIV201, and we are pursuing similar patent coverage in Japan, Europe, and China.

As of August 22, 2022, we have fifteen (15) issued U.S. patents, one (1) pending U.S. patent application, one (1) pending U.S. PCT application and six (6) issued foreign patents directed to protecting NE3107 and related compounds and methods of making and using thereof. The U.S. patents and pending patent applications and their projected expiration dates are provided below.

Title	Patent Application Number	Patent Number	Expiration Date
Steroids Having 7-Oxygen and 17-Heteroaryl Substitution	13/095,528 14/027,825 14/027,842	8,569,275 9,102,702 9,115,168	2/14/2024 3/28/2024 3/28/2024
Unsaturated Steroid Compounds	13/030,326	8,586,770	6/2/2026
Solid State Forms of a Pharmaceutical	12/418,559	8,252,947*	4/18/2030
Crystalline Anhydrate Forms of a Pharmaceutical	14/459,528 15/348,107 16/598,694 17/240,728	9,555,046 9,850,271 10,995,112 pending	4/3/2029 4/3/2029 4/3/2029 —
Pharmaceutical Solid State Forms	12/370,510	8,518,922	9/24/2031
Methods of Preparing Pharmaceutical Solid State Forms	13/919,593	9,314,471	6/28/2029
Steroid Tetrol Solid State Forms	12/272,767	8,486,926	1/10/2030
Drug Identification and Treatment Method	11/941,936	8,354,396	7/7/2031
Method For Preparing Substituted 3,7-Dihydroxy Steroids	13/664,304 14/886,738	9,163,059** 9,994,608	6/5/2029 6/5/2029
Treatment Methods Using Pharmaceutical Solid State Forms	14/459,493	9,877,972	4/3/2029
Compositions for Treatment of Neurodegenerative Conditions	PCT/US2022/027294	pending	—

*	Foreign counterparts issued in Australia, Canada, Europe and South Korea expire 4/3/2029.

**	Foreign counterparts issued in Europe and Japan expire 6/5/2029.

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

United States Drug Development Process

In the United States, the FDA regulates drugs under the Federal Food, Drug and Cosmetic Act, or FDCA, and implements regulations. Drugs are also subject to other federal, state and local statutes and regulations. Biologics are subject to regulation by the FDA under the FDCA, the Public Health Service Act, or the PHSA, and related regulations, and other federal, state and local statutes and regulations. Biological products include, among other things, viruses, therapeutic serums, vaccines and most protein products. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources. Failure to comply with the applicable United States requirements at any time during the product development process, approval process or after approval, may subject an applicant to administrative or judicial sanctions. FDA sanctions could include refusal to approve pending applications, withdrawal of an approval, a clinical hold, warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement or civil or criminal penalties. Any agency or judicial enforcement action could have a material adverse effect on us.

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

Employees

Our business is managed by our officers who consist of Mr. Cuong Do, Chief Executive Officer & President; Dr Joseph M Columbo, Chief Medical Officer, who joined the Company on November 1, 2021; and Wendy Kim, our Chief Financial Officer and Corporate Secretary; along with Penelope Markham, PhD, Executive Vice President - Liver Cirrhosis R&D; Chris Reading, PhD, Executive Vice President - Neuroscience R&D; and Clarence Ahlem, Executive Vice President - Neuroscience Product Development. These individuals devote their full-time efforts to the Company activities. The company has 13 employees which are all full time. We also rely on a team of highly experienced scientific, medical, and regulatory consultants to conduct its product development activities.

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

We have obtained Orphan Drug Designation for BIV201 (terlipressin) in the U.S. for the treatment of hepatorenal syndrome (received November 21, 2018) and treatment of ascites due to all etiologies except cancer (received September 8, 2016). Under the Orphan Drug Act, the FDA may designate a product as an Orphan Drug if it is a drug intended to treat a rare disease or condition, defined, in part, as a patient population of fewer than 200,000 in the U.S. In the EU, Orphan Drug designation may be granted to drugs intended to treat, diagnose or prevent a life-threatening or chronically debilitating disease having a prevalence of no more than five in 10,000 people in the EU, and which meet other specified criteria. The company that first obtains FDA approval for a designated Orphan Drug for the associated rare disease may receive a seven year period of marketing exclusivity during which time FDA may not approve another application for the same drug for the same orphan disease or condition. Orphan Drug Exclusivity does not prevent FDA approval of another application for the same drug for a different disease or condition, or of an application for a different drug for the same rare disease or condition. Orphan Drug exclusive marketing rights may be lost under several circumstances, including a later determination by the FDA that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug. Similar regulations are available in the EU with a ten-year period of market exclusivity.

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

In addition, other companies have received Orphan Drug designations for terlipressin. Mallinckrodt Hospital Products IP Limited received Orphan Drug designation in 2004 for terlipressin for the treatment of Hepatorenal Syndrome. Mallinckrodt has already filed an NDA for its product, and the FDA convened an advisory committee meeting to discuss that application in 2020. FDA then issued a complete response letter declining to approve the NDA as filed based on safety concerns. Mallinckrodt resubmitted the NDA in November 2021 with additional analysis and received a CRL in February 2022 for a packaging and labelling issue. In their press release Mallinckrodt stated there were no safety or efficacy issues cited in the CRL. In a press release on June 13, 2022 Mallinckrodt announce resubmission of the NDA. PharmaIN Corporation received Orphan Drug Designation in 2012 for PGC-C12E-terlipressin for treatment of ascites due to all etiologies except cancer. In addition, Ferring Pharmaceuticals Inc. received Orphan Drug designation in 1986 for terlipressin for the treatment of bleeding esophageal varices. If one of those or any other company with Orphan Drug Designation for the same drug as ours for the same proposed disease or condition receives FDA approval and Orphan Drug Exclusivity before our product is approved, approval of our drug(s) for the orphan indication may be blocked for seven years by the other company’s Orphan Exclusivity and they may obtain a competitive advantage even after the exclusivity period expires associated with being the first to market.

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

Our lead product candidate, BIV201 (continuous infusion terlipressin), has been cleared by the FDA to undergo testing in a mid-stage (Phase 2b) clinical trial for treatment of ascites. On June 24, 2021, we announced that the first patient has been enrolled in this study. If our Phase 2b study in ascites fails to generate sufficient evidence of effectiveness, or shows significant safety risks, we may not be able to continue development of the product for that proposed use. As reflected by the FDA’s complete response letter to Malllinckrodt’s new drug application (NDA) for terlipressin dosed as an intermittent IV bolus (1 or 2 mg every 6 hours) to treat hepatorenal syndrome (HRS), terlipressin may cause significant toxicity when administered this way. We believe that our continuous infusion approach to terlipressin treatment may overcome some of those safety concerns, but there can be no assurance that we will be able to demonstrate acceptable safety for BIV201 to the FDA’s satisfaction. On June 23, 2021, we announced that FDA has provided guidance on our planned Phase 3 clinical trial of BIV201 in hepatorenal syndrome-acute kidney syndrome and have since reached agreement on the key elements of the trial design. On April, 15, 2022, we received FDA comments in respons to a subsequent Type C meeting request. We may fail to obtain FDA clearance to proceed with the study in our proposed form.

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

The continual widespread health emergencies or pandemics such as the coronavirus (“COVID-19”) pandemic (and its related variants), has led to continued regional quarantines, business shutdowns, labor shortages, disruptions to supply chains, and overall economic instability, which could materially and adversely affect the clinical trials, supply chain, financial condition and financial performance of our company. Although some jurisdictions have relaxed these measures, others have not or have reinstated them as COVID-19 cases surge and its variants continue to emerge. The duration and spread of the COVID-19 pandemic and the long-term impact of COVID-19 and its variants on the financial markets and the overall economy are highly uncertain and cannot be predicted at this time. If the financial markets and/or the overall economy are impacted for an extended period, the Company’s ability to raise funds may be materially adversely affected. In addition, the COVID-19 pandemic has created a widespread labor shortage, including a shortage of medical professionals, and has impacted and may continue to impact the potential patient participation in our studies which may adversely impact our ability to continue or complete our clinical trials in the planned timeline.

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

The business plan we have developed for the next twenty-four months for the liver disease program is to complete the Phase 2b clinical development program for our lead new product candidate BIV201 for treatment of ascites, conduct a single pivotal Phase 3 trial of BIV201 for ascites, and commence a pivotal Phase 3 trial required for new drug approval of BIV201 for the treatment of hepatorenal syndrome-acute kidney injury (HRS-AKI), and to pursue other key milestones such as additional patent issuances. For NE3107, we have commenced a potentially pivotal 18-month Phase 3 trial in Alzheimer’s Disease, commenced a Phase 2 study of NE3017 in Parkinson’s Disease. Due to our financial constraints, we do not have the resources necessary to complete all of these clinical studies. Subject to FDA guidance, we plan to commence additional Phase 2 and potentially Phase 3 clinical trials upon receipt of a successful capital raise. There is no guarantee the FDA will approve the commencement of a Phase 3 trial for BIV201, and even if they do our financial constraints may prevent us from undertaking clinical trials.

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

We currently depend upon the efforts and abilities of our executive management team of Cuong Do, our Chief Executive Officer & President; Wendy Kim, our Chief Financial Officer; Dr Joseph Palumbo, our Chief Medical Officer; Penelope Markham, Executive Vice President – Cirrhosis R&D; Chris Reading, our Executive Vice President of Neuroscience R&D and Mr. Clarence Ahlem, our Executive Vice President Product Development who all serve the Company the full-time. The loss or unavailability of the services of any of these individuals for any significant period of time could have a material adverse effect on our business, prospects, financial condition and results of operations which may cause you to lose all of your investment. We have not obtained, do not own, nor are we the beneficiary of key-person life insurance.

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

In order to raise additional capital, we may in the future offer additional shares of our common stock or other securities convertible into or exchangeable for our common stock, including under the Sales Agreement (as defined below). We may sell shares or other securities in any other offering at a price per share that is less than the current market price of our securities, and investors purchasing shares or other securities in the future could have rights superior to existing stockholders. The sale of additional shares of common stock or other securities convertible into or exchangeable for our common stock would dilute all of our stockholders, and if such sales of convertible securities into or exchangeable into our common stock occur at a deemed issuance price that is lower than the current exercise price of our outstanding warrants sold to Acuitas in August 2022, the exercise price for those warrants would adjust downward to the deemed issuance price pursuant to price adjustment protection contained within those warrants.

In addition, as of June 30, 2022, there were warrants outstanding to purchase an aggregate of 510,372 shares of common stock at exercise prices ranging from $1.88 to $75.00 per share and 3,398,764 shares issuable upon exercise of outstanding options at exercise prices ranging from $1.69 to $42.09 per share. Our Loan Agreement entered into on November 30, 2021, contains a conversion feature whereby at the option of lender, up to $5 million of the outstanding loan amount maybe converted to shares of common stock at a conversion price of $6.98 per share. We may grant additional options, warrants or stock awards. To the extent such shares are issued, the interest of holders of our common stock will be diluted.

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

As of September 13, 2022 our directors and executive officers currently own an aggregate 23,431,826 shares of our common stock, which currently constitutes 81.8% of our issued and outstanding common stock. As a result, directors and executive officers may have a significant influence on our affairs and management, as well as on all matters requiring member approval, including electing and removing members of our Board of Directors, causing us to engage in transactions with affiliated entities, causing or restricting our sale or merger, and certain other matters. Our Chairman, Mr. Terren Peizer, may be deemed to beneficially own the shares held by Acuitas. Such concentration of ownership and control could have the effect of delaying, deferring or preventing a change in control of us even when such a change of control would be in the best interests of our stockholders.

 We may, in the future, issue additional common stock, which would reduce investors’ percent of ownership and may dilute our share value.

As of September 13, 2022, our Articles of Incorporation, as amended, authorize the issuance of 800,000,000 shares of common stock, and we had 30,165,319 shares of common stock outstanding. Accordingly, we may issue up to an additional 758,532,203 shares of common stock. The future issuance of common stock may result in substantial dilution in the percentage of our common stock held by our then existing shareholders. We may value any common stock in the future on an arbitrary basis. The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors, might have an adverse effect on any trading market for our common stock and could impair our ability to raise capital in the future through the sale of equity securities.

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

As of September 13, 2022, we had 30,165,319 shares of common stock issued and outstanding, of which 6,733,493 shares are held by non-affiliates and 23,431,826 are owned by affiliates of the Company, consisting of our officers and directors or entities controlled by them. The majority of our common stock, including all of the affiliates’ securities are deemed “restricted securities” within the meaning of Rule 144 as promulgated under the Securities Act.

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

From July 1, 2018 to October 31, 2021, the Company paid monthly rent of $1,000 to Acuitas for its headquarter office at 2120 Colorado Avenue Suite 230, Santa Monica, CA 90404. Effective November 1, 2021, the Company relocated its headquarters to 680 W. Nye Lane, Suite 201, Carson City Nevada 897603. The Company paid annual rent of $2,200 for a 12 month lease term that began November 1, 2021.

On June 1, 2021, the Company assumed a NeurMedix office lease at 6165 Greenwich Drive Suite 150, San Diego, CA 92122 for monthly rent of $8,782 which ended on February 28, 2022. On February 26, 2022 the Company relocated its’ office to 5090 Shoreham Place, Suite 212, San Diego, CA 92122 and entered into a 38 months lease that commenced on March 1, 2022 with a 2 month rent abatement. The monthly base rate payment of $4,175 begins June 1, 2022 with annual three percent increases.

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

Unregistered Sales of Securities

All sales of unregistered securities during the year ended June 30, 2022 were previously disclosed in a Quarterly Report on Form 10-Q or Current report on Form 8-K.

Issuer Purchases of Common Stock

During the year ended June 30, 2022, there were no issuer repurchases of shares of common stock.

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

In liver disease, our Orphan Drug candidate BIV201 (continuous infusion terlipressin) is being developed as a future treatment option for patients suffering from ascites and other life-threatening complications of advanced liver cirrhosis caused by NASH, hepatitis, and alcoholism. The initial target for BIV201 therapy is refractory ascites. These patients suffer from frequent life-threatening complications, generate more than $5 billion in annual treatment costs, and have an estimated 50% mortality rate within 6 to 12 months. The US Food and Drug Administration (FDA) has not approved any drug to treat refractory ascites. A Phase 2a clinical trial of BIV201 was completed in 2019, and a multi-center, randomized 30-patient Phase 2b trial is currently underway. As of June 30, 2022, eleven US study centers had been activated and are actively screening and enrolling patients in the study. Top-line results from this trial are expected in mid calendar year 2023.

In neurodegenerative disease, BioVie acquired the biopharmaceutical assets of NeurMedix, Inc., a privately held clinical-stage pharmaceutical company and related party affiliate, in June 2021. The acquired assets include NE3107, a potentially selective inhibitor of inflammatory ERK signaling that, based on animal studies, is believed to reduce neuroinflammation. NE3107is a novel orally administered small molecule that is thought to inhibit inflammation-driven insulin resistance and major pathological inflammatory cascades with a novel mechanism of action. There is emerging scientific consensus that both inflammation and insulin resistance may play fundamental roles in the development of Alzheimer’s and Parkinson’s Disease, and NE3107 could, if approved, represent an entirely new medical approach to treating these devastating conditions affecting an estimated 6 million Americans suffering from Alzheimer’s and 1 million from Parkinson’s. The FDA has authorized a potentially pivotal Phase 3 randomized, double-blind, placebo-controlled, parallel group, multicenter study to evaluate NE3107 in subjects who have mild to moderate Alzheimer’s disease (NCT04669028). We initiated this trial on August 5, 2021 and are targeting primary completion in mid calendar year 2023.

On January 20, 2022, the Company initiated a study by treating the first patient, in its Phase 2 study assessing NE3107’s safety and tolerability and potential pro-motoric impact in Parkinson’s disease patients. The NM201 study (NCT05083260) is a double-blind, placebo-controlled, safety, tolerability, and pharmacokinetics study in Parkinson’s Disease (PD). Participants will be treated with carbidopa/levodopa and NE3107 or placebo. Forty patients with a defined PD medication “off state” will be randomized 1:1 placebo to active NE3107 20 mg twice daily for 28 days. Safety assessments will look at standard measures of patient health and potential for drug-drug interactions affecting L-dopa pharmacokinetics and activity. Exploratory efficacy assessments will use the Motor Disease Society Unified Parkinson’s Disease Rating (MDS-UPDRS) parts 1-3, ON/OFF Diary, and Non-Motor Symptom Scale. Topline results are expected for the NM201 study by the end of calendar year 2022.

Investigator-Initiated Trial in MCI and Mild Alzheimer’s Disease, NCT05227820

The Company provided the financial support and the use of our NE3107 formulated drug product to The Regenesis Project of Dr Sheldon Jordan in an open-label phase 2 study in Dr. Sheldon’s patients with Alzheimer’s disease related dementias. The Study which received FDA authorization on December 12, 2021; was designed to measure NE3107 effected on cognition, cerebral spinal fluid (“CSF”) and blood biomarkers, and neuro-imagining endpoints. The study seeks to measure changes in cognition through verbal and visual test procedures and changes in biomarkers of Alzheimer's disease and inflammatory and metabolic parameters that can be measured in the central nervous system with advanced neuroimaging techniques in patients before and after treatment with 20 mg of NE3107 twice daily for 3 months following three months of treatment.  Data analysis for the study is expected be in completed in the second half of the calendar year 2022.

Results of Operations

Comparison of the Year Ended June 30, 2022 to the Year Ended June 30, 2021

Net loss

The net loss for the year ended June, 2022 was approximately $26.1 million as compared to net loss of $130.2 million for the year ended June 30, 2021. The net decline in net loss of approximately $104.1 million was primarily attributed to the In process research and development (“IPR&D”) purchased in June 2021 of $130.6 million offset by an increase in research and development (“R&D”) expenses and selling, general and administrative (“SG&A”) expenses totaling approximately $19.8 million and the decline in other income, net of approximately $6.6 million.

Total operating expenses for the year ended June 30, 2022 were approximately $27.3 million as compared to $138.1 million for the year ended June 30, 2021.  The net decrease of approximately $110.8 million was primarily attributed to the IPR&D purchased in June 2021 of $130.6 million offset by an increase in R&D expenses of approximately $14.7 million and SG&A expenses of approximately $5.1 million.

Research and Development Expenses

Research and development expenses were approximately $17.3 and $2.5 million for the years ended June 30, 2022 and 2021, respectively. The net increase of approximately $14.8 million, was comprised of the Neuroscience clinical operations of approximately $8.1 million for the activities in the Alzheimer pivotal Phase 3 clinical trial, the initiation of the Parkinson’s Phase 2 clinical that launched in January 2022, financial support to the investigator initiated study in MCI and Mild Alzheimer, and other research projects and R&D; approximately $1.7 million of the increase relates to the ongoing Orphan Drug candidate BIV201’s Phase 2b clinical trial and increased expenses for the expanded clinical team for employee compensation and benefit expenses and supporting clinical consultant roles of approximately $4.9 million which included stock based compensation expense of $1.3 million. The Company expanded the clinical team personnel during the fiscal year ended June 30, 2022 and hired our Chief Medical Officer; VP of Clinical Operations, VP Head of CMC, VP Head of Q&A and other clinical team members, increasing the clinical team head count in to eight full-time employees.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were approximately $9.8 million and $4.6 million for the years ended June 30, 2022 and 2021, respectively. The net increase of approximately $5.2 million was primarily comprised of increased employee compensation and benefit expenses of approximately $3.2 million which included stock based compensation expense of approximately $2.4 million ; increased legal expense of approximately $804,000; increased investor relations and advisory fees totaling approximately $1.0 million and increased expenses related to other consulting fees, accounting and audit, insurance premiums, office and website development expenses totaling approximately $673,000 and offset by approximately $617,000 of directors stock based compensation. The overall increased SG&A was attributed to the expanded operations of the company, the addition of Neuroscience operations which began in June 2021; the hiring of the new CEO who came on board effective April 27, 2021, the addition of a Chief Social Impact Officer and two administrative staff during the fiscal year ended June 30, 2022.

Other income, net

Other income, net; for the year ended June 30, 2022 was approximately $1.2 million compared to $7.8 million for the year ended June 30, 2021. The net decline of approximately $6.6 million was attributed to the change in the fair value of the derivative liabilities of approximately $5.0 million and the increase in interest expense of approximately $1.6 million.

Capital Resources and Liquidity

As of June 30, 2022 the Company had working capital of approximately $14.6 million, cash of approximately $18.6 million, stockholders’ equity of approximately $3.7 million, and an accumulated deficit of approximately $251 million. In addition, the Company has not generated any revenues to date and no revenues are expected in the foreseeable future. The Company’s future operations are dependent on the success of the Company’s ongoing development and commercialization efforts, as well as its ability to secure additional financing as needed.

On August 31, 2022, the Company entered into a Controlled Equity Offering Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. and B. Riley Securities, Inc. (collectively, the “Agents”), pursuant to which the Company may issue and sell from time to time shares of Company’s Class A common stock, par value $0.0001 per share, through the Agents, subject to the terms and conditions of the Sales Agreement.

As of September 12, 2022, the Company has issued 1,544,872 shares under the Sales Agreement for a total net proceeds of $5.9 million after commissions and expenses of approximately $400,000.

On July 15, 2022, the Company, entered into a securities purchase agreement (the “Purchase Agreement”) with Acuitas. pursuant to which Acuitas agreed to purchase from the Company, in a private placement (the “Private Placement”), (i) an aggregate of 3,636,364 shares of the Company’s Class A common stock, par value $0.0001 per share at a price of $1.65 per share, and (ii) a warrant to purchase 7,272,728 shares of Common Stock, at an exercise price of $1.82, with a term of exercise of five years; (collectively, the “Securities”). The aggregate purchase price for the Securities sold in the Private Placement was approximately $6 million. The Private Placement closed on August 15, 2022.

Additionally in November 2021, the Company closed a debt financing, pursuant to which it received a loan in the aggregate principal amount of $15 million and incurred direct financing costs of approximately $390,000.

Although the resulting increase in the Company’s cash balance from the capital raise and debt financing could possibly sustain operations over the next 12 months if measures are taken to delay planned expenditures in our research protocols and slow the progress in the Company’s clinical programs, given the Company’s current planned operations to meet certain goals and objectives, we expect projected cash flows to be depleted within that period of time.

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

Leases

The Company determines whether an arrangement contains a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets, current portion of operating lease liabilities, and net of current portion of operating lease liabilities on our balance sheets. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent an obligation to make lease payments arising from the lease. Lease ROU assets and lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. As the Company’s leases do not provide an implicit rate, an incremental borrowing rate is used based on the information available at the commencement date in determining the present value of lease payments. The Company does not include options to extend or terminate the lease term unless it is reasonably certain that the Company will exercise any such options. Rent expense is recognized under the operating leases on a straight-line basis. The Company does not recognize right of-use assets or lease liabilities for short-term leases, which have a lease term of twelve months or less, and instead will recognize lease payments as expense on a straight-line basis over the lease term.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of the effectiveness of internal control to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.  Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2022 using the criteria established in Internal Control Integrated Framework (“2013 Framework”) issued by the Committee of Sponsoring Organization of the Treadway Commission (“COSO”). Based on our evaluation using those criteria, our management has concluded that, as of June 30, 2022, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles for the reasons discussed above.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during quarter ended June 30, 2022, that materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth certain information regarding our Board of Directors, our executive officers, and some of our key employees, as of September 13, 2022.

Name	Age	Director Since	Position
Cuong Do	56	2016	CEO & President and Director
Terren Peizer	63	2018	Chairman
Joanne Wendy Kim	67	--	Chief Financial Officer
Joseph M. Palumbo, MD	62	--	Chief Medical Officer
Penelope Markham, PhD	56	--	EVP - Liver Cirrhosis R&D
Chris Readings, PhD	75	--	EVP - Neuroscience R&D
Clarence Ahlem	67	--	EVP - Neuroscience Product Development
Jim Lang	57	2016	Director
Michael Sherman	63	2017	Director
Richard J. Berman	80	2019	Director
Steve Gorlin	85	2020	Director
Robert Hariri, MD, PhD	63	2020	Director
Sigmund Rogich	78	2020	Director

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

There are no familial relationships among any of our directors or officers. Mr. Terren Peizer, Chairman of the Board of Directors, is also the founder of Catasys, Inc. a U.S. reporting company listed on Nasdaq on whose board Mr. Sherman also serves. Additionally, Jim Lang currently serves as a director at OptimizeRX, a U.S. reporting company that is listed on the Nasdaq stock exchange. None of our other directors or officers is or has been a Director or has held any form of directorship in any other U.S. reporting companies. None of our directors or officers has been affiliated with any Company that has filed for bankruptcy within the last five years. We are not aware of any proceedings to which any of our officers or directors, or any associate of any such officer or director, is a party that are adverse to the Company. We are also not aware of any material interest of any of our officers or directors that is adverse to our own interests.

Biographical Information

Mr. Cuong Do, has served on the Company’s board of directors since 2016 and effective April 27, 2021 was appointed the Company’s CEO and President. He served as the President, Global Strategy Group, at Samsung from February 2015 to December 2020. Mr. Do helped set the strategic direction for Samsung Group’s diverse business portfolio. He was previously the Chief Strategy Officer for Merck from October 2011 to March 2014, and Tyco Electronics from June 2009 to October 2011, and Lenovo from December 2007 to March 2009. Mr. Do is a former senior partner at McKinsey & Company, where he spent 17 years and helped build the healthcare, high tech and corporate finance practices. He holds a BA from Dartmouth College, and an MBA from the Tuck School of Business at Dartmouth.

We believe Mr. Do’s qualifications to serve on our Board of Directors and as the CEO are primarily based on his decades of experience as an executive in the pharma, biotech, and other high technology industries and his extensive experience in strategy, corporate finance practice and the development of companies in all stages.

Mr. Terren Peizer, Chairman of the Board of Directors, since July 2018, is an entrepreneur, investor, and financier with a particular interest in healthcare, having founded and successfully commercialized several healthcare companies. Mr. Peizer was the founder of Ontrak (Formerly known as Catasys, Inc.), a leader in behavioral and mental health management services, having served as the Chairman of the Board of Directors since Ontrak’s inception in 2003 through April 11, 2021. Effective April 12, 2021, Mr. Peizer was appointed to serve as Ontrak’s Executive Chairman. He was the founder, Chairman and CEO of NeurMedix, Inc., a biotechnology company with a focus on inflammatory, neurological and neuro-degenerative diseases. Mr. Peizer is also Executive Chairman of Verde, Inc., a company producing 100% plant-based, compostable, and biodegradable plastic. He is the Executive Chairman of the mobility delivery company ZipMo, Inc. He also is the Executive Chairman of the blockchain company, Casper Labs, Inc. Mr. Peizer owns Acuitas Group Holdings, LLC, (Acuitas) his personal holding company that owns his portfolio Company interests. Through Acuitas , Mr. Peizer owns, Acuitas Capital, LLC, an industry leader in investing in micro and small capitalization equities, having invested over $1.5 billion directly into portfolio companies. Mr. Peizer has been the largest beneficial shareholder of, and has held various senior executive positions with several other publicly traded growth companies. He served as Chairman of Cray, Inc., a supercomputer company recently sold to Hewlet Packard, Inc. Mr. Peizer has a background in venture capital, investing, mergers and acquisitions, corporate finance, and previously held senior executive positions with the investment banking firms Goldman Sachs, First Boston, and Drexel Burnham Lambert. He received his B.S.E. in finance from The Wharton School of Finance and Commerce.

We believe Mr. Peizer’s qualifications to serve on our board of directors include his role as an investor and executive positions in several private and public companies, including numerous companies in the healthcare field. He has extensive knowledge and experience in the financial and healthcare industries and provides extensive insight and experience with capital markets and publicly traded companies at all stages of development.

Ms. Joanne Wendy Kim has served as the Company’s Chief Financial Officer since October 2018. Ms. Kim previously served as CFO for several companies throughout her career, previously with Landmark Education Enterprises, and prior to that; other public entities in the entertainment and financial services industry sectors. She provided interim CFO services to various organizations through Group JWK from 2016 to 2018. In her various roles, Ms. Kim oversaw corporate finance and operational groups, closed eight acquisitions, secured bank financings, developed and implemented new business strategies, managed risk and implemented new financial policies and procedures. As a CPA professional, she advised on accounting transactions, SEC reporting matters and other regulatory matters to clients serving as a Director at BDO USA, LLP’s National Office SEC Department and sat the US desk in London for BDO LLP UK Firm in 2008-2016 and as a Senior Manager at KPMG in earlier part of her career. She brings more than 35 years of accounting and finance experience to this position. Ms. Kim earned her BSA in accounting and finance at California State University, Long Beach.

Wendy Kim’s qualifications to serve as our Chief Financial Officer are primarily based on her 35 years of accounting and finance experience both as a CFO and as a CPA in major global accounting and consultancy firms.

Dr. Joseph M. Palumbo has served as our Chief Medical Officer since November 2021. Formerly he served as the CMO at Zynerba Pharmaceuticals from July 2019 to October 2021, responsible for clinical operations, development, regulatory, and medical affairs. Prior to his time at Zynerba, Dr. Palumbo held senior worldwide governance roles at Mitsubishi Tanabe Pharma in both the United States and Japan from April 2012 to June 2019, where he led medical science and translational research across multiple therapeutic areas, and guided successful registrational programs for Radicava® (edaravone) for the treatment of Amyotrophic Lateral Sclerosis. From April 2003 to March 2012, Dr. Palumbo was Global Head and Franchise Medical Leader for Psychiatry, and the Interim Head of Global Neuroscience at Johnson & Johnson, where he led the medical teams who achieved successful global registrations for Risperdal® (risperidone); Concerta® (methylphenidate HCL); and Invega® (paliperidone). He was Head of Psychiatry and Neurology at Pharmanet for from April 2002 to April 2003. Dr Palumbo previously held industry positions in European Pharma with Sanofi-Synthelabo from April 1999 to April 2002, Biotech at Cephalon, from April 1997 to April 1998, and from July 1989 to April 2002, he held senior leadership and hospital administration roles at prestigious academic research institutions including Yale, Cornell, and the University of Pennsylvania. He holds a Bachelor of Arts at the University of Pennsylvania and received his Doctor of Medicine at the George Washington University School of Medicine. He was a Biological Sciences Training Program Fellow of the National Institutes of Health and Chief Resident for the Abraham Ribicoff Clinical Neuroscience Research Unit at Yale University. Dr Palumbo has received Board Certification in Psychiatry and Addiction Psychiatry.

Dr. Palumbo’s qualifications to serve as our Chief Medical Officer is based on the decades and depth of experiences in the roles he has served in his medical profession and commercial experience in the healthcare industry and biopharma industries.

Dr. Penelope Markham currently serves as our Executive Vice President of Liver Cirrhosis Research and Development. Formerly she served as the Company’s Chief Scientific Officer from November 2018 to June 30, 2021. Dr. Markham served as a Technical Consultant at LAT Pharma for 7 years prior to our acquisition of LAT Pharma. She has spent 15 years in immunology, infectious disease, bacteriology and drug discovery research. Dr. Markham was a co-founder and Research Director for Influx, Inc. involved in antibiotic drug discovery. She has been a member of NIH grant review panels and consulted for several pharmaceutical companies in a variety of therapeutic areas including Orphan Drug development. Dr. Markham has more than 20 publications in peer-reviewed journals and three patents. She holds a BS in Biochemistry from the University College Cork, Ireland, a Masters from Strathclyde University, Scotland, and a PhD from Rush University, Chicago.

Dr. Markham’s qualifications to serve as our EVP-Liver Cirhossis – Research and Development scientist are primarily based on her years of experience with LAT Pharma, as well as having been a member of NIH grant review panels and consulted for several pharmaceutical companies in a variety of therapeutic areas including Orphan Drug development.

Dr. Chris Reading joined the Company on July 1, 2021 and serves as our Executive Vice President of Neuroscience-Research and Development. Formerly, he served as the Chief Scientific Officer, Hollis-Eden Pharmaceuticals and its successor companies from 2000 to 2021. Previously, served as the VP of Product and Process Development for SyStemix/Novartis from 1993 to 1999 From there, he moved to San Diego where he has spent over 20 years on the NE3107 platform development. He received his Ph.D. in Biochemistry from UC Berkeley, performed post-doctoral studies in cancer biology at UC Irvine, and joined MD Anderson Cancer Center and the University of Texas, Graduate School of Biomedical Sciences in Houston for 13 years, where he became Associate Professor of Medicine in the Department of Developmental Therapeutics with a joint appointment in the Department of Tumor Biology.

Dr Reading’s qualifications to serve as our EVP of Neuroscience Research and Development are based on his over 40 years of research and drug development experience, and over 130 peer-reviewed scientific publications, he has also authored numerous patents in the areas of monoclonal antibodies, cell separation technologies, stem cell transplantation, and sterol drug development.

Mr. Clarence Ahlem joined the Company on July 1, 2021 and serves as our Executive Vice President- Product Development. Previously he served as the Vice President of Product Development of Hollis-Eden Pharmaceuticals and successor companies Harbor Biosciences and Harbor Therapeutics from 2000 to 2014, where he led the development effort for NE3107 for its initial clinical application, type 2 diabetes. He previously served as the manager of bioorganic chemistry at Systemix, Inc. in Palo Alto CA from June 1991 to June 1995. He began his career in industry with a six-year term in the Therapeutics Division at Hybritch developing synthetic bifunctional antibodies and their clinical applications. Prior to that worked four years in academic research on the enzymology of DNA replication at the University of California San Diego. He received his MS in microbiology at SDSU in 1981.

Mr. Ahlem’s qualifications to serve as our EVP of Product Development are based on more than 35 years of product-oriented research and product development experience that include protein and cell-based biopharmaceutical development, and responsibility for pharmacological characterization, manufacturing, and regulatory submissions to support pharmaceutical development of novel derivatives of the dehydroepiandrosterone metabolome, including NE3107.

Mr. Jim Lang has served as the Company’s director since 2016.  He is currently CEO of EVERSANA, the leading commercialization services company for the life sciences industry. In five years since he founded EVERSANA, it is now over $1B in revenue, with >7000 employees across 40 global locations.   He formerly served as the CEO of Decision Resources Group (DRG), which he transformed into a leading healthcare data and analytics firm. Prior to that, Jim was CEO of IHS Cambridge Energy Research Associates (IHS CERA), a recognized leader in energy industry subscription information products, and formerly the President of Strategic Decisions Group (SDG), a leading global strategy consultancy. Mr. Lang holds a BS summa cum laude in electrical and computer engineering from the University of New Hampshire and an MBA with Distinction from the Tuck School of Business. Jim Lang currently also serves as a Director at OptimizeRX (OPRX), a Nasdaq listed Company.

Jim Lang’s qualifications to serve on our Board of Directors are primarily based on his decades of experience as a strategy consultant, broad industry expertise, and senior-level management experience running several healthcare and information technology companies.

Mr. Michael Sherman JD has served as the Company director since 2017. He retired from his position as a Managing Director at Barclays Plc in 2018, where he had worked since 2008. Previously he was a Managing Director at Lehman Brothers, Inc. He has worked in investment banking for 30 years. Mr. Sherman has significant experience in healthcare finance, most recently assisting on a $450 million convertible transaction for Neurocrine Biosciences. He has worked on successful financial transactions for Teva Pharmaceutical Industries, Amgen Inc., Cubist Pharmaceuticals, Merck & Co., and Cardinal Health, among other companies. After graduating from the University of Pennsylvania, Michael Sherman received his JD, cum laude, from the Harvard Law School.

Michael Sherman’s qualifications to serve on our Board of Directors are primarily based on his decades of finance industry experience and investment banking. Mr. Sherman has significant experience in healthcare finance including having worked on successful financial transactions for several pharmaceutical and healthcare focused companies.

Mr. Richard J. Berman has served as the Company’s director since June 2019. Mr. Berman has over 35 years of venture capital, senior management, and merger & acquisitions experience. He currently is a director of four public companies including; Cryoport Inc., Genius Group, Context Therapeutics, and over the last decade served on the boards of six companies that reached a market capitalization over one billion including Cryoport, Advaxis, EXIDE, Internet Commerce Corporation, Kapitus and Ontrak. From 1998-2000, he was employed by Internet Commerce Corporation (now Easylink Services) as Chairman and CEO and was a director from 1998-2012. Previously, Mr. Berman was Senior Vice President of Bankers Trust Company, where he started the M&A and Leveraged Buyout Departments; created the largest battery company in the world in the 1980’s by merging Prestolite, General Battery and Exide and advised on over $4 billion of M&A transactions (completed over 300 deals). He is a past Director of the Stern School of Business of NYU where he obtained his BS and MBA. He also has US and foreign law degrees from Boston College and The Hague Academy of International Law, respectively.

We believe Richard J. Berman’s qualifications to serve on our board of directors include his experience in the healthcare industry, and his current and past experience in numerous private and publicly traded companies.

Mr. Steven Gorlin has served as the Company’s director since June 2020. He has founded many biopharma companies including Hycor Biomedical, Theragenics, Medicis Pharmaceutical, EntreMed, MRI Interventions, DARA BioSciences, MiMedx, Medivation (sold to Pfizer for $14 billion) and NantKwest. Mr. Gorlin served for many years on the Business Advisory Council to the Johns Hopkins School of Medicine and on The Johns Hopkins BioMedical Engineering Advisory Board. He is currently a member of the Research Institute Advisory Committee (RIAC) of Massachusetts General Hospital. He started The Touch Foundation, a nonprofit organization for the blind, and was a principal contributor to Camp Kudzu for diabetic children.

Steve Gorlin’s qualifications to serve on our Board of Directors are primarily based on his over 45 years of experience in founding and investing in several biopharma companies, leading multiple NASDAQ AND NYSE companies to their success.

Dr. Robert Hariri MD, PhD, has served as the Company’s director since June 2020. Dr Hariri is the Chairman, founder, and CEO of Celularity, Inc., a leading cellular therapeutics company. He was the founder and CEO of Anthrogenesis Corporation, and after its acquisition served as CEO of Celgene Cellular Therapeutics. Dr. Hariri co-founded the genomic health intelligence company, Human Longevity, Inc. Dr. Hariri pioneered the use of stem cells to treat a range of life-threatening human diseases. He is widely acknowledged for his discovery of pluripotent stem cells and for assisting with discovering the physiological activities of tumor necrosis factor (TNF). He holds over 170 issued and pending patents.

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

Mr. Sigmund (Sig) Rogich has served as the Company’s director since June 2020. Sig is the CEO and President of The Rogich Communications Group and serves on the Board of Keep Memory Alive, a philanthropic organization which raises awareness about brain disorders and Alzheimer's disease. Keep Memory Alive funds clinical trials to advance new treatments for patients with Alzheimer’s, Huntington’s and Parkinson’s disease, as well as multiple sclerosis. Mr. Rogich was formerly the US Ambassador to Iceland. He has served as a senior consultant to Presidents Ronald Reagan and George H.W. Bush. Mr. Rogich serves on multiple boards of directors for charitable causes.

We believe Mr. Rogich’s qualifications to serve on our Board of Directors are based on his experience in the Communications sector and philanthropic organization raising awareness about brain disorders. His experience in service as a senior consultant to candidates of the highest office.

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934, as amended (Exchange Act), requires our directors and executive officers, and persons who own more than 10% of our outstanding common stock, to file with the SEC, initial reports of ownership and reports of changes in ownership of our equity securities. Such persons are required by SEC regulations to furnish us with copies of all such reports they file.

To our knowledge, based solely on a review of the copies of such reports furnished to us regarding the filing of required reports, we believe that, except for the reports filed by Jonathan Adams (Form 4s filed on September 16, 2021, October 29, 2021 and February 16, 2022), Clarence Ahlem (Form 3 and Form 4 filed on September 28, 2021), Richard J. Berman (Form 3 and Form 4 filed on September 29, 2021 and Form 4 filed on April 20, 2022), Cuong Do (Form 4s filed on September 16, 2021, January 25, 2022 and July 7, 2022), Steve Gorlin (Form 4 filed on April 20, 2022), Robert J. Hariri (Form 3 and Form 4 filed on September 28, 2021 and Form 4 filed on April 20, 2022), Wendy Kim (Form 4 filed on September 16, 2021), James Lang (Form 4 filed on April 25, 2022), Penelope Markham (Form 4 filed on September 16, 2022), Joseph M Palumbo (Form 4 filed on February 17, 2022), Terren Peizer (Form 3 filed on August 16, 2022 and Form 4 filed on August 26, 2022), Christopher Reading (Form 3 filed on October 8, 2021 and Form 4 filed on October 8, 2021), Sigmund Rogich (Form 4 filed on April 21, 2022) and Michael Sherman (Form 4 filed on April 20, 2022), all Section 16(a) reports applicable to our directors, executive officers and greater-than-ten-percent beneficial owners with respect to fiscal 2022 were timely filed.

Independence of the Board of Directors

Our common stock is traded on the Nasdaq Capital Market. The Board of Directors has determined that six of the members of the Board of Directors qualify as “independent,” as defined by the listing standards of the Nasdaq. Consistent with these considerations, after review of all relevant transactions and relationships between each director, or any of the director's family members, and the Company, its senior management and its independent auditors, the Board has determined further that Messrs. Lang, Sherman, Berman, Gorlin, Hariri and Rogich are independent under the listing standards of Nasdaq. In making this determination, the Board of Directors considered that there were no new transactions or relationships between its current independent directors and the Company, its senior management and its independent auditors since last making this determination.

2022 Meetings and Attendance

During fiscal year 2021, the Board held four Board of Directors meetings, four Audit Committee meetings, five Compensation Committee meetings and one Nominating and Corporate Governance Committee meeting. All Directors attended at least 75% or more of the aggregate number of meetings of the Board and Board Committees on which they served.

Committees of the Board of Directors

Our Board of Directors has three standing committees: an audit committee, a compensation committee and a nominating and corporate governance committee. Both our audit committee and our compensation committee will be composed solely of independent directors. The audit committee is comprised solely of independent directors, and the compensation committee and the nominating and corporate governance committee are comprised solely of independent directors. Each committee operates under a charter approved by our Board of Directors and have the composition and responsibilities described below. The charter of each committee is available on our website.

Audit Committee

We have established an audit committee of the Board of Directors. The members of our audit committee are Richard Berman, Michael Sherman, Jim Lang and Sigmund Rogich each of which is an independent director within the meaning of the Nasdaq rules. Mr. Berman has served as chairman of the audit committee since October 2020 and qualifies as an “audit committee financial expert” as defined by Item 401(h)(2) of Regulation S-K.

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

Compensation Committee

We have established a compensation committee of the Board of Directors. The members of our Compensation Committee are Richard Berman, Michael Sherman and Steve Gorlin. Mr. Sherman has served as chairman of the compensation committee since October 2020.

We have adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

•	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;

•	reviewing and making recommendations to our Board of Directors with respect to the compensation, and any incentive-compensation and equity-based plans that are subject to board approval of all of our other officers;

•	reviewing our executive compensation policies and plans;

•	implementing and administering our incentive compensation equity-based remuneration plans; assisting management in complying with our proxy statement and annual report disclosure requirements;

•	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees; and

•	producing a report on executive compensation to be included in our annual proxy statement; and reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

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

Nominating and Corporate Governance Committee

We have established a nominating and corporate governance committee of the Board of Directors. The members of our nominating and corporate governance committee are, Jim Lang, Michael Sherman and Robert Hariri. Mr. Lang has served as chair of the nominating and corporate governance committee since August 2021.

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

Set forth below is information concerning the gender and demographic background of each of our current directors, as self-identified and reported by each director. This information is being provided in accordance with Nasdaq’s board diversity rules.

Board Diversity Matrix (As of September 13, 2022)
Total Number of Directors:	8
	Female	Male	Non- Binary	Did Not Disclose Gender
Part I: Gender Identity
Directors	0	8	0	0
Part II: Demographic Background
African American or Black	-	-	-	-
Alaskan Native or Native American	-	-	-	-
Asian	-	1	-	-
Hispanic or Latinx	-	-	-	-
Native Hawaiian or Pacific Islander	-	-	-	-
White	-	4	-	-
Two or More Races or Ethnicities	-	-	-	-
LGBTQ+	-	-	-	-
Did Not Disclose Demographic Background	-	3	-	-

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

Anti-Hedging Policy

We have adopted an insider trading policy that includes a provision restricting trading of any interest or provision relating to the future price of our securities, such as a put, call or short sale.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the total compensation paid during the last two fiscal years ended June 30, 2022 and 2021 to the following executive officers of the Company, who are referred to as our “named executive officers”:

●	Cuong Do, our President and Chief Executive Officer

●	Joanne Wendy Kim, our Chief Financial Officer and Corporate Secretary

●	Joseph Palumbo, our Chief Medical Officer

●	Jonathan Adams, our former President and Chief Operating Officer

Name and Principal Position	Year	Salary	Bonus	Stock Awards (1)	Option Awards (1)	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Cuong Do (2)
Chief Executive Officer and President	2022	$300,000	$400,000	$210,439	$3,632,382	$—	$—	$—	$4,542,821
	2021	$—	$—	$454,794	$—	$—	$—	$—	$454,794

Joanne Wendy Kim (3)
Chief Financial Officer, Treasurer and Corporate Secretary	2022	$235,000	$127,656	$—	$582,343	$—	$—	$—	$944,999
	2021	$120,625	$—	$—	$4,706	$—	$—	$—	$125,331

Joseph Palumbo (4)
Chief Medical officer	2022	$333,333	$239,167	$—	$244,465	$—	$—	$—	$816,965

Jonathan Adams (5)
Former President and Chief Operating Officer	2021	$250,000	$—	$—	$20,721	$—	$—	$—	$270,721

(1)	The aggregate grant date fair value of such awards were computed in accordance with Financial Accounting Standards Board ASC Topic 718, Stock Compensation (ASC Topic 718), and do not take into account estimated forfeitures related to service-based vesting conditions, if any. The valuation assumptions used in calculating these values are discussed in Note 9 of our Notes to Financial Statements included in our Annual Report on Form 10-K for the year ended June 30, 2022. These amounts do not represent actual amounts paid or to be realized. Amounts shown are not necessarily indicative of values to be achieved, which may be more or less than the amounts shown as awards may subject to time-based vesting. The Stock Awards and Stock Option Awards were awarded pursuant to the 2019 Omnibus Incentive Plan, (the “2019 Plan”).

(2)	Mr. Do’s salary from April 27, 2021 (date of his appointment as CEO) through December 31, 2021 was paid through a restricted stock unit awards ("RSUs”). The aggregate grant date fair value of the award was $454,794 and the total 58,759 RSUs awarded allows Mr. Do to receive one shares of common stock for each restricted stock unit.

(3)	Ms. Kim served as the Chief Financial Officer and Corporate Secretary and Treasure on a full time basis effective July 1, 2021.

(4)	Dr. Palumbo joined the Company on November 1, 2021 and served as the Chief Medical Officer.

(5)	Mr. Adams served as President and Chief Operating Officer from July 2018 to April 27, 2021.

Narrative Disclosures to Summary of Compensation Table

Employment Agreements

All employment arrangements are “at will” agreements.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth all outstanding equity awards held by our named executive officers as of June 30, 2022:

	Option awards					Stock awards
Name	Grant Date	Number of Securities underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Options Exercise Price	Option Expiration Date	Number of shares or units of stock that have not vested	Market Value of shares or units of stock that have not vested	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested	Equity incentive plan award: market or payout value of unearned shares, units or other rights that have not vested

Cuong Do	12/18/16	800	—	$26.25	12/18/21	—	—	—	—
	1/19/18	800	—	$12.50	1/19/23	—	—	—	—
	1/19/19	800	—	$3.75	1/19/24	—	—	—	—
	1/19/20	800	—	$2.80	1/29/20	—	—	—	—
	12/18/20	24,375	—	$13.91	12/18/25	—	—	—	—
	8/20/21	149,000	596,000	$7.74	8/20/31	—	—	—	—
	6/21/22	—	124,520	$1.69	6/21/27	124,520	$180,554	—	—

Joanne Wendy Kim	10/01/18	800	—	$8.75	10/01/23	—	—	—	—
	10/01/19	800	—	$8.75	10/01/24	—	—	—	—
	10/01/20	800	—	$9.54	10/01/25	—	—	—	—
	8/20/21	24,833	99,334	$7.74	8/20/31	—	—	—	—

Joseph M Palumbo, MD	2/01/22	24,833	99,334	$3.20	2/01/32	—	—	—	—

There were a total 1,117,854 of stock options outstanding to named officers of as of June 30, 2022, with an aggregate grant date fair value of $4,459,190 the last of which vest in 2026.

Potential Payments Upon Termination or Change-In-Control

There are no arrangements with the named executive officers or our equity incentive plan or individual award agreements thereunder providing for certain payments to our named executive officers at or following or in connection with a termination of their employment or a change of control of the Company.

Director Compensation

There are no arrangements pursuant to which our directors are or will be compensated in the future for any services provided to the Company.

The following table provides information regarding compensation that was earned or paid to the individuals who served as non-employee directors during the year ended June 30, 2022. Except as set forth in the table, during the fiscal year 2022, directors did not earn nor receive cash compensation or compensation in the form of stock awards, options awards or any other form:

Directors’ Compensation Table

Name	Stock awards	Option awards(1)	Non-equity incentive plan compensation	Change in pension value and nonqualified deferred compensation	All other compensation	Total

Terren Peizer (2)	$—	$—	$—	$—	$—	$—

Cuong Do (3)	$—	$—	$—	$—	$—	$—

Jim Lang	$—	$417,907	$—	$—	$—	$417,906.86

Michael Sherman	$—	$425,259	$—	$—	$—	$425,258.62

Richard Berman	$—	$421,664	$—	$—	$—	$421,664.42

Steve Gorlin	$—	$399,446	$—	$—	$—	$399,445.76

Robert Hariri MD, Phd	$—	$399,446	$—	$—	$—	$399,445.76

Sigmund Rogich	$—	$403,203	$—	$—	$—	$403,203.33

(1)	The aggregate grant date fair value of such awards were computed in accordance with Financial Accounting Standards Board ASC Topic 718, Stock Compensation (ASC Topic 718), and do not take into account estimated forfeitures related to service-based vesting conditions, if any. The valuation assumptions used in calculating these values are discussed in Note 9 of our Notes to Financial Statements included in our Annual Report on Form 10-K for the year ended June 30, 2022. These amounts do not represent actual amounts paid or to be realized. Amounts shown are not necessarily indicative of values to be achieved, which may be more or less than the amounts shown as awards may subject to time-based vesting.

(2)	Mr. Peizer became our Chief Executive Officer and Chairman in July 2018 and served as the CEO to April 27, 2021 at which time Mr. Do was appointed the Company’s CEO. Mr Peizer did not earn nor was he paid any non-employee director's compensation.

(3)	Mr. Do was appointed CEO and President effective April 27, 2021. Mr. Do did not earn nor was he paid any director’s compensation since his appointment as CEO.

Our directors are eligible to participate in our equity incentive plans, which are administered by our Compensation Committee under authority delegated by our board of directors. The terms and conditions of option grants to our non-employee directors under our equity incentive plans are and will be determined in the discretion of our Compensation Committee, consistent with the terms of the applicable plan. 2022 compensation to existing board members were granted $7,767,256 worth of the Company’s stock options, and $11,109 for each member of the Audit Committee and $22,219 for the Chairman and $7,351 for each member of the Compensation Committee and $14,703 for the Chairman and $7,351 for each member of the Nominations and Governance Committee and $14,703 for the Chairman, using the Black-Scholes model with the price struck on the date of grant and vested 25% on the grant date and the remaining 75% vest over a 3-year period, on the first, second, and third anniversary of the grant date.

Outstanding equity awards held by non-employee directors as of June 30, 2022 were as follows:

Name	Grant Date	Number of securities underlying Unexercised options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Options Exercise Price	Option Expiration Date

Jim Lang	12/18/16	800		26.25	12/18/21
	01/19/18	800		12.50	01/19/23
	01/19/19	800		3.75	01/19/24
	01/19/20	800		2.80	01/29/25
	12/18/20	49,500	49,500	13.91	12/18/25
	04/05/22	31,975	95,925	5.04	04/05/27

Michael Sherman	10/13/17	800		25.00	10/13/22
	10/13/18	800		6.25	10/23/23
	10/13/19	800		7.50	01/13/24
	10/13/20	800		9.90	01/13/25
	12/18/20	51,550	51,550	13.91	12/18/25
	04/05/22	32,538	97,613	5.04	04/05/27

Richard J. Berman	01/19/20	800		2.80	10/19/25
	12/18/20	51,250	51,250	13.91	12/18/25
	04/05/22	32,263	96,788	5.04	04/05/27

Steve Gorlin	12/18/20	48,150	48,150	13.91	12/18/25
	04/05/22	30,563	91,688	5.04	04/05/27

Robert Hariri	12/18/20	47,950	47,950	13.91	12/18/25
	04/05/22	30,563	91,688	5.04	04/05/27

Sigmund Rogich	12/18/20	48,650	48,650	13.91	12/18/25
	04/05/22	30,850	92,550	5.04	04/05/27

There was a total of 1,349,100 stock options outstanding to directors as of June 30, 2022, with an aggregate grant date fair value of $12,858,693 million, the last of which vest in 2025.

Long-Term Incentive Plans and Awards

Other than the options granted as described above, we do not currently have any long-term incentive plans that provide compensation intended to serve as incentive for performance. Since prior to such grants, no individual grants or agreements regarding future payouts under non-stock price-based plans had been made to any executive officer or any director or any employee or consultant since our inception, no future payouts under non-stock price-based plans or agreements had been granted or entered into or exercised by our officer or director or employees or consultants.

2019 Omnibus Equity Incentive Plan

On April 20, 2019, our Board of Directors and our stockholders approved and adopted the 2019 Plan. The 2019 Plan allows us, under the direction of our Board of Directors or a committee thereof, to make grants of stock options, restricted and unrestricted stock and other stock-based awards to employees, including our executive officers, consultants and directors. The 2019 Plan allows for the issuance of up to 6,540,000 shares of common pursuant to new awards granted under the 2019 Plan and as of June 30, 2022, there were 3,705,157 shares of common stock available for new awards granted under the 2019 Plan.

Equity Compensation Plan Information[1]

The following table provides certain aggregate information with respect to all of the Company’s equity compensation plans in effect as of June 30, 2022:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and right	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	3,467,684	$7.15	3,763,916
Equity compensation plans not approved by security holders	—	—	—
Total	3,467,684		3,763,916

___________

(1) We adopted our 2019 Omnibus Equity Incentive Plan (the “2019 Plan”) in 2019.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Based solely upon information made available to us, the following table sets forth information as of September 13, 2022 regarding the beneficial ownership of our common stock by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

●	each of our named executive officers and directors; and

●	all our executive officers and directors as a group.

The percentage ownership information shown in the table is based upon 30,165,319 shares of common stock outstanding as of September 13, 2022.

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

The address of each holder listed below, except as otherwise indicated, is c/o BioVie Inc., 680 W Nye Lane, Suite 201, Carson City, Nevada 89703.

Name and Address of Beneficial Owner	Number of Common Shares of Beneficial Ownership	Percentage of Beneficial Ownership

Terren Peizer (1)	30,438,938	81.3%
Cuong Do (2)	521,241	1.7%
Joanne Wendy Kim (3)	49,100	*
Joseph Palumbo (4)	24,883	*
Penny Markham (5)	58,593	*
Chris Reading (6)	44,700	*
Clarence Ahlem (6\)	44,700	*
Richard Berman (7)	85,913	*
Steve Gorlin (8)	128,713	*
Robert Hariri (9)	78,513	*
James Lang (10)	126,252	*
Sigmund Rogich (11)	79,500	*
Michael Sherman (12)	121,299	*
All directors and executive officers as a group (13)	31,802,345	82.5%

___________

*Less than 1%

(1)	Includes warrants to purchase 7,272,728 shares of Common Stock. All shares held of record by Acuitas Group Holdings, LLC, a limited liability company 100% owned by Terren Peizer, and as to which, Mr. Peizer may be deemed to beneficially own or control. Mr. Peizer disclaims beneficial ownership of any such securities.
(2)	Includes warrants to purchase 70,667 shares of Common Stock and options to purchase 294,975 shares of Common Stock, all of which are exercisable within 60 days of September 13, 2022. 167,607 shares of Common Stock, warrants are held of record by Do & Rickles Investments, LLC, a limited liability company 100% owned by Cuong Do and his wife, and as such, Mr. Do may be deemed to beneficially own or control.
(3)	Includes options to purchase 47,100 shares of Common Stock exercisable within 60 days of September 13, 2022.
(4)	Represents options to purchase 24,833 shares of Common Stock exercisable within 60 days of September 13, 2022.
(5)	Includes options to purchase 47,900 shares of Common Stock exercisable within 60 days of September 13, 2022.
(6)	Represents options to purchase 47,700 shares of Common Stock exercisable within 60 days of September 13, 2022.
(7)	Includes options to purchase 84,313 shares of Common Stock, which are exercisable within 60 days of September 13, 2022.
(8)	Includes options to purchase 78,713 shares of common stock, all of which are exercisable within 60 days of September 13, 2022. Common Stock is held by Mr Gorlin’s wife.
(9)	Represents options to purchase 78,513 shares of common stock, all of which are exercisable within 60 days September 13, 2022.
(10)	Includes warrants to purchase 17,333 shares of Common Stock and options to purchase 83,875 shares of Common Stock, all of which are exercisable within 60 days of September 13, 2022.
(11)	Represents options to purchase 79,5005 shares of common stock, all of which are exercisable within 60 days of September 13, 2022.
(12)	Includes warrants to purchase 13,333 shares of Common Stock and options to purchase 87,288 shares of Common Stock, all of which are exercisable within 60 days of September 13, 2022. Common Stock held by Michael Sherman includes 13,333 shares of the Common Stock held of record by Sherman Children’s Trust Brian Krisber, Trustee. All shares of Common Stock, warrants and options are deemed to be beneficially owned or controlled by Michael Sherman.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The following includes a summary of transactions since June 30, 2021, to which we have been a party in which the amount involved exceeded or will exceed the lesser of (i) $120,000 and (ii) one percent (1%) of the average of our total assets at year-end for the prior two fiscal years, and in which any of our directors, executive officers or beneficial owners of more than 5% of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest.

On July 15, 2022, the Company, entered into a securities purchase agreement (the “Purchase Agreement”) with Acuitas, pursuant to which Acuitas agreed to purchase from the Company, in a private placement (the “Private Placement”), (i) an aggregate of 3,636,364 shares of the Company’s Class A common stock, par value $0.0001 per share at a price of $1.65 per share, and (ii) a warrant to purchase 7,272,728 shares of Common Stock, at an exercise price of $1.82, with a term of exercise of five years; (collectively, the “Securities”). The aggregate purchase price for the Securities sold in the Private Placement was $6 million. The Private Placement closed on August 15, 2022.

Review and Approval of Transactions with Related Persons

Either the audit committee or the Board of Directors approves all related party transactions. The procedure for the review, approval or ratification of related party transactions involves discussing the proposed transaction with management, discussing the proposed transaction with the external auditors, reviewing financial statements and related disclosures, and reviewing the details of major deals and transactions to ensure that they do not involve related party transactions. Members of management have been informed and understand that they are to bring related party transactions to the audit committee or the Board of Directors for pre-approval. These policies and procedures are evidenced in the audit committee charter and our code of ethics.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table shows what the auditor billed for the audit and other services for the years ended June 30, 2022 and 2021.

	2022	2021

Audit Fees	$223,102	$191,970
Audit - Related Fees	—	—
Tax Fees	—	—
All other Fees	—	—

Total	$223,102	$191,970

Audit Fees—This category includes the audit of the Company’s annual financial statements, review of financial statements included in the Company’s Form 10-Q Quarterly Reports and services that are normally provided by the independent auditors in connection with engagements for those years.

Audit-Related Fees —N/A

Tax Fees—N/A

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-audit Services of Independent Public Accountant

Consistent with SEC policies regarding auditor independence, the Audit Committee has responsibility for appointing, setting compensation and overseeing the work of our independent registered public accounting firm. In recognition of this responsibility, the Audit Committee has established a policy to pre-approve all audit and permissible non-audit services provided by our independent registered public accounting firm.

Prior to engagement of an independent registered public accounting firm for the next year’s audit, management will submit an aggregate of services expected to be rendered during that year for each of four categories of services to the Audit Committee for approval.

1.	Audit services include audit work performed in the preparation of financial statements, as well as work that generally only an independent registered public accounting firm can reasonably be expected to provide, including comfort letters, statutory audits, and attest services and consultation regarding financial accounting and/or reporting standards.
2.	Audit-Related services are for assurance and related services that are traditionally performed by an independent registered public accounting firm, including due diligence related to mergers and acquisitions, employee benefit plan audits, and special procedures required to meet certain regulatory requirements.
3.	Tax services include all services performed by an independent registered public accounting firm’s tax personnel except those services specifically related to the audit of the financial statements, and includes fees in the areas of tax compliance, tax planning, and tax advice.
4.	Other Fees are those associated with services not captured in the other categories. The Company generally does not request such services from our independent registered public accounting firm.

Prior to engagement, the Audit Committee pre-approves these services by category of service. The fees are budgeted and the Audit Committee requires our independent registered public accounting firm and management to report actual fees versus the budget periodically throughout the year by category of service. During the year, circumstances may arise when it may become necessary to engage our independent registered public accounting firm for additional services not contemplated in the original pre-approval. In those instances, the Audit Committee requires specific pre-approval before engaging our independent registered public accounting firm.

The Audit Committee may delegate pre-approval authority to one or more of its members. The member to whom such authority is delegated must report, for informational purposes only, any pre-approval decisions to the Audit Committee at its next scheduled meeting.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1),(2) Financial Statements

The Financial Statements listed on page F-1 of this document are filed as part of this filing.

(a)(3) Exhibits

The following is a list of exhibits filed as a part of this report:

Exhibit Number	Description of Document
2.1	Agreement and Plan of Merger, dated April 11, 2016, among the Company, LAT Acquisition Corp and LAT Pharma, LLC (incorporated by reference to Exhibit 2.1 the Company’s Current Report on Form 8-K filed on April 15, 2016).
3.1	Articles of Incorporation of the Company as filed with the Secretary of State of Nevada (incorporated by reference to Exhibit 3.1 to the Company’s registration statement on Form S-1 filed on August 15, 2013, File No. 333-190635).
3.2	Certificate of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on July 22, 2016).
3.3	Certificate of Amendment to Articles of Incorporation (incorporated by reference to Appendix A to the Company’s Information Statement on Schedule 14C filed on July 13, 2018).
3.4	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on July 3, 2018).
3.5	Certificate of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.6 to the Company’s registration statement on Form S-1 filed on November 22, 2019, File No. 333-231136).
3.6	Amended and Restated Bylaws of the Company, dated June 16, 2020 (incorporated by reference to Exhibit 3.5 to the Company’s Quarterly Report on Form 10-Q filed on November 10, 2021).
4.1	Specimen Certificate representing shares of Class A Common Stock (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 filed on April 26, 2019, File No. 333-231136).
4.2	Form of Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on September 25, 2019).
4.3	Form of 10% OID Convertible Delayed Draw Debenture (incorporated by reference to Exhibit 4.1 the Company’s Current Report on Form 8-K filed on September 25, 2019).
4.4	Description of Securities (incorporated by reference to Exhibit 4.4 to the Company’s Annual Report on Form 10-K filed on August 30, 2021).
4.5	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K/A filed on July 18, 2022).
4.6	Form of Warrant to Purchase Shares of Class A Common Stock of the Company (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on December 1, 2021).
10.1#	BioVie Inc. 2019 Omnibus Equity Incentive Plan (incorporated by reference to Appendix D to the Definitive Information Statement on Schedule 14C, filed on May 8, 2019).

10.2	Asset Purchase Agreement by and Among BioVie, Inc., as Buyer, Neurmedix, Inc., as Seller and Acuitas Group Holdings, LLC as Guarantor of April 27, 2021 (incorporated by reference to Exhibit 2.1 to Form 8-K filed on April 27, 2021).
10.3	Amendment No. 1 of the Asset Purchase Agreement dated May 9, 2021 (incorporated by reference to Exhibit 2.2 to the Company’s Form 8-K filed on May 10, 2021).
10.4	Underwriting Agreement between the Company and ThinkEquity, a division of Fordham Financial Management, Inc., as representatives of the several Underwriters, dated August 8, 2021 (incorporated by reference to Exhibit 1.1 to the Company’s Form 8-K filed on August 11, 2021).
10.5#	Employment Offer & Agreement Chris Reading and the Company, dated June 18, 2021 (incorporated by reference to Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q filed on November 10, 2021).
10.6#	Employment Offer & Agreement Clarence Ahlem and the Company, dated June 18, 2021 (incorporated by reference to Exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q filed on November 10, 2021).
10.7#	Employment Offer & Agreement Joanne Wendy Kim and the Company, dated June 26, 2021 (incorporated by reference to Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q filed on November 10, 2021).
10.8#	Employment Offer & Agreement Jonathan Adams and the Company, dated August 26, 2021 (incorporated by reference to Exhibit 10.17 to the Company’s Quarterly Report on Form 10-Q filed on November 10, 2021).
10.9#	Employment Offer & Agreement Penelope Markham and the Company, dated September 7, 2021 (incorporated by reference to Exhibit 10.18 to the Company’s Quarterly Report on Form 10-Q filed on November 10, 2021).
10.10#	Employment Offer & Agreement Joseph Palumbo and the Company, dated September 3, 2021 (incorporated by reference to Exhibit 10.19 to the Company’s Quarterly Report on Form 10-Q filed on November 10, 2021).
10.11	Loan and Security Agreement, dated November 30, 2021, among the Company, Avenue Venture Opportunities Fund II, L.P. and Avenue Venture Opportunities Fund, L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on December 1, 2021).
10.12	Supplement to Loan and Security Agreement, dated November 30, 2021, among the Company, Avenue Venture Opportunities Fund II, L.P. and Avenue Venture Opportunities Fund, L.P. (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on December 1, 2021).
10.13	Securities Purchase Agreement, dated July 15, 2022 by and between the Company and Acuitas Group Holdings, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K/A filed on July 18, 2022).
10.14	Controlled Equity OfferingSM Sales Agreement, dated August 31, 2022, by and among BioVie Inc. Cantor Fitzgerald & Co. and B. Riley Securities, Inc. (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on August 31, 2022).
14.1	Code of Conduct and Ethics of BioVie Inc. (incorporated by reference to Exhibit 14.1 to the Company’s Registration Statement on Form S-1, File No. 333-231136).
21.1	Subsidiaries of BioVie Inc.
23.1	Consent of Independent Registered Public Accounting Firm - EisnerAmper LLP
31.1	Rule 13a-14(a) Certification

31.2	Rule 13a-14(a) Certification
32.1	Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

# Indicates a management contract or compensatory plan or arrangement

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

Person	Capacity	Date

/s/ Cuong Do	Chief Executive Officer	September 27, 2022
Cuong Do	(Principal Executive Officer)

/s/ Joanne Wendy Kim	Chief Financial Officer	September 27, 2022
Joanne Wendy Kim	(Principal Financial Officer)

/s/ Terren Piezer	Chairman	September 27, 2022
Terren Piezer

/s/ Jim Lang	Director	September 27, 2022
Jim Lang

/s/ Michael Sherman	Director	September 27, 2022
Michael Sherman

/s/ Richard J. Berman	Director	September 27, 2022
Richard J. Berman

/s/ Steve Gorlin	Director	September 27, 2022
Steve Gorlin

/s/ Robert Hariri	Director	September 27, 2022
Robert Hariri

/s/ Sigmund Rogich	Director	September 27, 2022
Sigmund Rogich

BioVie, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

BioVie, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of BioVie, Inc. (the “Company”) as of June 30, 2022 and 2021, and the related statements of operations, changes in stockholders’ equity (deficit), and cash flows for each of the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2022 and 2021, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Notes Payable

As described in Note 7 to the accompanying financial statements, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) by issuing notes payable to the lender. The Loan Agreement included a conversion option which allows the lender to convert up to $5,000,000 of the principal amount of the notes payable into the Company’s Class A common stock and required the issuance of warrants to purchase 361,002 shares of the Company’s class A common stock by the lender. The carrying value of the notes payable was determined by allocating portions of the outstanding principal of the notes to the fair value of the warrants and the embedded conversion option. The fair values of the warrants and the conversion option of $194,531 and $188,030, respectively as of June 30, 2022, and the change in their fair values for the year ended June 30, 2022 of $3,287,418 were determined using a Black Scholes model which uses inputs such as the closing price of the stock, the option’s exercise price, the term of the option, a risk free interest rate and the volatility of the stock to arrive at the values.

We identified the valuation and the accounting for the notes payable and the related derivative liabilities to be a critical audit matter due to the complexity of their accounting and the subjective judgment required by management in selecting the inputs and assumptions used in determining fair value. This in turn led to a high degree of auditor judgment, subjectivity and effort in applying the procedures related to the accounting and those assumptions.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. These procedures include obtaining an understanding and evaluating the design of controls relating the accounting and valuation of these instruments. Our procedures included, among others: reading the terms of the Loan Agreement; reviewing the valuation assumptions used by management; obtaining the valuation calculations from the Company and agreeing the inputs to the source information used by management; determining the mathematical accuracy of the calculations; reviewing the recording of the notes payable and related derivative liabilities; testing the amortization of the discount arising from the derivative liabilities through the end of the year; and confirming the notes payable balances with the lender at the end of the year.

/s/ EisnerAmper LLP

We have served as the Company’s auditor since 2019.

EISNERAMPER LLP

Iselin, New Jersey

September 27, 2022

BioVie Inc.

Balance Sheets

	June 30	June 30,
	2022	2021
ASSETS

CURRENT ASSETS:
Cash	$18,641,716	$4,511,642
Prepaids and other assets	137,879	93,487
Total current assets	18,779,595	4,605,129

OTHER ASSETS:
Operating lease right-of-use assets	118,254	—
Intangible assets, net	866,472	1,095,849
Goodwill	345,711	345,711
Other assets, non-current	4,562	—
Total other assets	1,334,999	1,441,560

TOTAL ASSETS	$20,114,594	$6,046,689

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$2,442,804	$996,374
Current portion of other liabilities	1,304,925	—
Current portion of operating lease liabilities	38,884	—
Warrant liabilities	194,531	—
Embedded derivative liability	188,030	—
Total current liabilities	4,169,174	996,374

Other liabilities, net of current portion	48,385	—
Operating lease liabilities, net of current portion	87,414	—
Note payable net of financing costs and unearned premium and discount ($2,861,314)	12,138,686	—

TOTAL LIABILITIES	16,443,659	996,374

Commitments and contingencies (Note 11)

STOCKHOLDERS' EQUITY :

Preferred stock; $0.001 par value; 10,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $0.0001 par value; 800,000,000 shares authorized at June 30, 2022 and June 30, 2021, respectively; 24,984,083 and 22,333,324 shares issued and outstanding at June 30, 2022 and June 30, 2021, respectively	2,496	2,232

Additional paid in capital	254,638,329	229,933,505
Accumulated deficit	(250,969,890)	(224,885,422)
Total stockholders' equity	3,670,935	5,050,315

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$20,114,594	$6,046,689

The accompanying notes are an integral part of the financial statements.

BioVie Inc.

Statements of Operations

	Year ended	Year ended
	June 30, 2022	June 30, 2021

OPERATING EXPENSES:
Amortization	$229,377	$229,377
Research and development expenses	17,258,341	2,544,648
In process research and development expenses	—	130,642,858
Selling, general and administrative expenses	9,765,259	4,637,256
TOTAL OPERATING EXPENSES	27,252,977	138,054,139

LOSS FROM OPERATIONS	(27,252,977)	(138,054,139)

OTHER (INCOME) EXPENSE:
Change in fair value of derivative liabilities	(3,287,418)	(8,279,919)
Gain on extinguishment of debt	—	(62,500)
Interest expense	2,162,989	559,455
Interest income	(44,080)	(21,971)
TOTAL OTHER INCOME, NET	(1,168,509)	(7,804,935)

NET LOSS	$(26,084,468)	$(130,249,204)

Deemed dividends - related party	—	53,598,320

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(26,084,468)	$(183,847,524)

NET LOSS PER COMMON SHARE
- Basic	$(1.06)	$(14.82)
- Diluted	$(1.06)	$(14.82)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
- Basic	24,662,557	12,403,159
- Diluted	24,662,557	12,403,159

The accompanying notes are an integral part of the financial statements.

BioVie Inc.

Statements of Changes in Stockholders’ Equity (Deficit)
For the Years Ended June 30, 2022 and 2021

					Total
	Common Stock	Common Stock	Additional Paid in	Accumulated	Stockholders' Equity
	Shares	Amount	Capital	Deficit	(Deficit)

Balance, June 30, 2020	5,204,392	$520	$19,538,742	$(41,037,898)	$(21,498,636)

Proceeds from issuance of common stock, net of costs of $2,371,790	1,799,980	180	15,627,830	—	15,628,010

Redemption of warrants - related party	1,549,750	155	13,132,230	—	13,132,385

Deemed dividend for purchase option - related party	5,359,832	536	53,597,784	(53,598,320)	—

Cashless exercise of options	3,238	—	—	—	—

Stock-based compensation	—	—	3,019,809	—	3,019,809

Proceeds from exercise of warrants	54,824	5	685,297	—	685,302

Issuance of shares for purchase of in process research and development expenses - related party	8,361,308	836	124,331,813	—	124,332,649

Net loss	—	—	—	(130,249,204)	(130,249,204)

Balance, June 30, 2021	22,333,324	$2,232	$229,933,505	$(224,885,422)	$5,050,315

Stock-based compensation	—	—	$5,807,871	—	5,807,871

Proceeds from issuance of common stock, net costs of $2,224,992	2,592,000	259	$18,510,750	—	18,511,009

Stock based compensation - restricted stock	58,759	5	$386,203	—	386,208

Net loss	—	—	$—	(26,084,468)	(26,084,468)

Balance, June 30, 2022	24,984,083	$2,496	$254,638,329	$(250,969,890)	$3,670,935

The accompanying notes are an integral part of the financial statements.

BioVie Inc.

Statements of Cash Flows

	Year ended	Year ended
	June 30, 2022	June 30, 2021

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(26,084,468)	$(130,249,204)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of intangible assets	229,377	229,377
Stock based compensation - restricted stock	386,208	—
Stock based compensation expense - stock options	5,807,871	3,019,809
Common shares issued for asset acquisition	—	124,332,649
Gain on extinguishment of loan payable	—	(62,500)
Amortization of financing costs	99,295	—
Accretion of unearned loan discount	934,177	537,275
Accretion of loan premium	165,278	—
Amortization of operating lease, net	8,044	—
Change in fair value of derivative liability	(3,287,418)	(8,279,919)
Changes in operating assets and liabilities:
Other assets	(48,954)	282,298
Accounts payable and accrued expenses	1,446,430	(262,832)
Other liabilities	1,353,310	—
Net cash used in operating activities	(18,990,850)	(10,453,047)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	18,511,009	15,628,010
Payment of convertible debenture - related party	—	(1,821,818)
Proceeds from convertible debenture - related party	—	436,000
Proceeds from exercise of warrants	—	685,302
Proceeds from note payable net of financing costs	14,609,915	—
Net cash provided by financing activities	33,120,924	14,927,494

Net increase in cash	14,130,074	4,474,447

Cash, beginning of period	4,511,642	37,195

Cash, end of period	$18,641,716	$4,511,642

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$964,241	$22,180
Cash paid for taxes	$—	$—

SCHEDULE OF NON-CASH FINANCING AND INVESTING ACTIVITIES:
Deemed dividends - related party	$—	$53,598,320
Right of use assets obtained in exchange for lease obligations	$130,039	$—

The accompanying notes are an integral part of the financial statements.

BioVie Inc.

Notes to Financial Statements

For the Years Ended June 30, 2022 and 2021

1.	Background Information

BioVie Inc. (the “Company” or “we” or “our”) is a clinical-stage company developing innovative drug therapies to treat chronic debilitating conditions including liver disease and neurological and neuro-degenerative disorders and certain cancers.

In liver disease, our Orphan Drug candidate BIV201 (continuous infusion terlipressin) is being developed as a future treatment option for patients suffering from ascites and other life-threatening complications of advanced liver cirrhosis caused by NASH, hepatitis, and alcoholism. The initial target for BIV201 therapy is refractory ascites. These patients suffer from frequent life-threatening complications, generate more than $5 billion in annual treatment costs, and have an estimated 50% mortality rate within 6 to 12 months. The US Food and Drug Administration (FDA) has not approved any drug to treat refractory ascites. A Phase 2a clinical trial of BIV201 was completed in 2019, and a multi-center, randomized 30-patient Phase 2b trial is currently underway. As of June 30 2022, ten US study centers had been activated and are actively screening and enrolling patients in the study. Top-line results from this trial are expected in mid calendar year 2023.

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

In neurodegenerative disease, BioVie acquired the biopharmaceutical assets of NeurMedix, Inc. (“NeurMedix”), a privately held clinical-stage pharmaceutical company, in June 2021 (See Note 5 Related Party Transactions). The acquired assets included NE3107, a potentially selective inhibitor of inflammatory extracellular single-regulated kinase(“ERK”) signaling that, based on animal studies, is believed to reduce neuroinflammation. NE3107 is a novel orally administered small molecule that is thought to inhibit inflammation-driven insulin resistance and major pathological inflammatory cascades with a novel mechanism of action. There is emerging scientific consensus that both inflammation and insulin resistance may play fundamental roles in the development of Alzheimer’s and Parkinson’s Disease, and NE3107 could, if approved represent an entirely new medical approach to treating these devastating conditions affecting an estimated 6 million Americans suffering from Alzheimer’s and 1 million from Parkinson’s. The FDA has authorized a potentially pivotal Phase 3 randomized, double-blind, placebo-controlled, parallel group, multicenter study to evaluate NE3107 in subjects who have mild to moderate Alzheimer’s disease (NCT04669028). In August 2021, the study was initiated and the Company is anticipating top line results in mid calendar year 2023.

On January 20, 2022, the Company initiated a study by treating the first patient, in it’s Phase 2 study assessing NE3107’s safety and tolerability and potential pro-motoric impact in Parkinson’s disease patients. The NM201 study (NCT05083260) is a double-blind, placebo-controlled, safety, tolerability, and pharmacokinetics study in Parkinson’s Disease (PD). Participants will be treated with carbidopa/levodopa and NE3107 or placebo. Forty patients with a defined PD medication “off state” will be randomized 1:1 placebo to: active NE3107 20 mg twice daily for 28 days. Safety assessments will look at standard measures of patient health and potential for drug-drug interactions affecting L-dopa pharmacokinetics and activity. Exploratory efficacy assessments will use the Motor Disease Society Unified Parkinson’s Disease Rating (MDS-UPDRS) parts 1-3, ON/OFF Diary, and Non-Motor Symptom Scale. Topline results are expected for the NM201 study by the end of the calendar year 2022.

Inflammation-driven insulin resistance is believed to be implicated in a broad range of serious diseases, including multiple myeloma and prostate cancer, and we plan to begin exploring these opportunities in the coming months using NE3107 or related compounds acquired in the NeurMedix asset purchase. NE3107 is patented in the United States, Australia, Canada, Europe and South Korea.

BioVie Inc.

Notes to Financial Statements

For the Years Ended June 30, 2022 and 2021

2.	Liquidity and Going Concern

The Company’s operations are subject to a number of factors that can affect its operating results and financial conditions. Such factors include, but are not limited to: the results of clinical testing and trial activities of the Company’s products, the Company’s ability to obtain regulatory approval to market its products; competition from products manufactured and sold or being developed by other companies; the price of, and demand for, Company products; the Company’s ability to negotiate favorable licensing or other manufacturing and marketing agreements for its products; and the Company’s ability to raise capital. The Company’s financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of June 30, 2022, the Company had working capital of approximately $14.6 million, cash of approximately $18.6 million, stockholders’ equity of approximately $3.7 million, and an accumulated deficit of approximately $251 million. In addition, the Company has not generated any revenues to date and no revenues are expected in the foreseeable future. The Company’s future operations are dependent on the success of the Company’s ongoing development and commercialization efforts, as well as its ability to secure additional financing as needed. Although our cash balance may possibly sustain operations over the next 12 months to 15 months from the balance sheet date if measures are taken to delay planned expenditures in our research protocols and slow the progress in the Company’s clinical programs, the Company’s current planned operations to meet certain goals and objectives, project cash flows to be depleted within that period of time.

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

For the Years Ended June 30, 2022 and 2021

3.	Significant Accounting Policies

Basis of Presentation

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and include all adjustments necessary for the fair presentation of the Company’s financial position for the periods presented.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The Company bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances. The amounts of assets and liabilities reported in the Company’s balance sheet and the amounts of expenses reported for each of the periods presented are affected by estimates and assumptions, which are used for, but not limited to, accounting for share-based compensation and other equity instruments, accounting for derivatives and accounting for income taxes. Actual results could differ from those estimates.

Reclassifications

Certain prior period amounts have been reclassified for consistency to conform with the current year’s presentation.

Cash

The Company considers all highly liquid instruments with original maturities of three months or less to be cash equivalents. Cash is maintained at two financial institutions, and, at times, balances may exceed federally insured limits. The Company has never experienced any losses related to these balances.

Prepaid and other Assets

Prepaid and other assets consist of prepayments of certain expenses and direct costs related to capital raise which will offset proceeds upon the close.

Other Assets, non-current

Other assets consist of security deposit for the office lease.

Leases

The Company determines whether an arrangement contains a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets, current portion of operating lease liabilities, and operating lease liabilities, net of current portion on our balance sheets. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent an obligation to make lease payments arising from the lease. Lease ROU assets and lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. As the Company’s leases do not provide an implicit rate, an incremental borrowing rate is used based on the information available at the commencement date in determining the present value of lease payments. The Company does not include options to extend or terminate the lease term in its calculation unless it is reasonably certain that the Company will exercise any such options. Rent expense is recognized under the operating leases on a straight-line basis. The Company does not recognize right of-use assets or lease liabilities for short-term leases, which have a lease term of twelve months or less, and instead will recognize lease payments as expense on a straight-line basis over the lease term.

BioVie Inc.

Notes to Financial Statements

For the Years Ended June 30, 2022 and 2021

3.	Significant Accounting Policies (continued)

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

The Company’s financial instruments include cash, accounts payable, the carrying value of the operating lease liabilities and notes payable. The carrying amounts of cash and accounts payable approximate their fair value, due to the short-term nature of these items. The carrying amounts of notes payable and operating lease liabilities approximate their fair values since they bear interest at rates which approximate market rates for similar debt instruments.

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

The Company recognizes uncertainty in income taxes in the financial statements using a recognition threshold and measurement attribute of a tax position taken or expected to be taken in a tax return. The Company applies the “more-likely-than-not” recognition threshold to all tax positions, commencing at the adoption date of the applicable accounting guidance, which resulted in no unrecognized tax benefits as of such date. Additionally, there have been no unrecognized tax benefits subsequent to adoption. The Company has opted to classify interest and penalties that would accrue, if any, according to the provisions of relevant tax law as general and administrative expenses, in the Statements of Operations. For the years ended June 30, 2022 and 2021, there was no such interest or penalty.

BioVie Inc.

Notes to Financial Statements

For the Years Ended June 30, 2022 and 2021

3.	Significant Accounting Policies (continued)

Net Loss per Common Share

Basic net loss per common share is computed by dividing the net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per common share is computed by dividing the net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding and potentially outstanding shares of common stock during the period to reflect the potential dilution that could occur from common shares issuable through stock options, warrants, and convertible debentures. For the year ended June 30, 2022 and 2021, such amounts were excluded from the diluted loss since their effect was considered anti-dilutive due to the net loss for the period.

The table below shows the number of outstanding stock options and warrants as of June 30 2022 and 2021:

	June 30, 2022	June 30, 2021
	Number of Shares	Number of Shares
Stock Options	3,398,764	755,200
Warrants	510,372	158,761
Total	3,909,136	913,961

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

Goodwill

Goodwill is recorded when the purchase price paid for an acquisition exceeds the fair value of net identified tangible and intangible assets acquired. The Company performs an annual impairment test of goodwill and further periodic tests to the extent indicators of impairment develop between annual impairment tests. The Company’s impairment review process compares the fair value of the reporting unit to its carrying value, including the goodwill related to the reporting unit. To determine the fair value of the reporting unit, the Company may use various approaches including an asset or cost approach, market approach or income approach or any combination thereof. These approaches may require the Company to make certain estimates and assumptions including future cash flows, revenue and expenses. These estimates and assumptions are reviewed each time the Company tests goodwill for impairment and are typically developed as part of the Company’s routine business planning and forecasting process. While the Company believes its estimates and assumptions are reasonable, variations from those estimates could produce materially different results. The Company did not recognize any goodwill impairments for the years ended June 30, 2022 and 2021.

BioVie Inc.

Notes to Financial Statements

For the Years Ended June 30, 2022 and 2021

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

The Company’s intangible assets consist of intellectual property acquired from LAT Pharma, Inc. and are amortized over their estimated useful lives. The following is a summary of the intangible assets as of June 30, 2022 and 2021:

	June 30, 2022	June 30, 2021

Intellectual Property	$2,293,770	$2,293,770
Less Accumulated Amortization	(1,427,298)	(1,197,921)
Intellectual Property, Net	$866,472	$1,095,849

Amortization expense amounted to $229,377 for each of the years ended June 30, 2022 and 2021, respectively. The Company amortizes intellectual property over the expected original useful lives of 10 years.

Estimated future amortization expense is as follows:

Year ending June 30,
2023	$ 229,377
2024	229,377
2025	229,377
2026	178,341
$ 866,472

BioVie Inc.

Notes to Financial Statements

For the Years Ended June 30, 2022 and 2021

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

On June 10, 2021, and pursuant to the Asset Purchase Agreement, the Company issued to Acuitas (as NeurMedix’s assignee) 8,361,308 shares of the Company’s common stock and made a cash payment of approximately $2.3 million, representing NeurMedix’s direct and documented cash expenditures to advance certain programs from March 1, 2021 through the closing date and cash payments to other third parties for expenses totaling approximately $4.0 million for due diligence, legal fees, transaction fees and the fairness opinion. Since the transaction was between entities under common control, there were no fair value adjustments of the purchased assets and the historical cost basis of the purchased assets was zero. The total consideration paid was expensed as in process research and development expense in the accompanying statement of operations for the year ended June 30, 2021.

Equity Transactions with Acuitas

On September 22, 2020, concurrent with the closing of the Company’s registered public offering, (“the Offering’), approximately $1.8 million was paid to Acuitas satisfying all amounts owed on the Debenture due September 24, 2020 held by the Company’s controlling stockholder, Acuitas.

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

BioVie Inc.

Notes to Financial Statements

For the Years Ended June 30, 2022 and 2021

5.	Related Party Transactions (continued)

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

Acuitas is controlled by our Chairman and Chief Executive Officer, Terren Peizer and the Purchasers included James Lang, Cuong Do and Michael Sherman, who are members of our Board; and Jonathan Adam, a former Board member.

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

For the Years Ended June 30, 2022 and 2021

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

BioVie Inc.

Notes to Financial Statements

For the Years Ended June 30, 2022 and 2021

5.	Related Party Transactions (continued)

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

For the Years Ended June 30, 2022 and 2021

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

BioVie Inc.

Notes to Financial Statements

For the Years Ended June 30, 2022 and 2021

6.	Other Liabilities

Other liabilities at June 30, 2022 of $1,304,925 represented accrued annual performance bonuses $724,330 for the fiscal year ended June 30, 2022 and the current portion of the retention bonus arrangements with certain employees that were recognized in August 2021 totaling $1,161,000. Total bonuses of approximately $1.9 million was recognized and included in the accompanying statement of operations for the year ended June 30, 2022. The payment terms of the retention bonus arrangement are equal monthly installments over a 24-month period and began in August 2021. The non-current portion of the retention bonus was $48,385 in the accompanying balance sheet at June 30, 2022.

7.	Notes Payable

On November 30, 2021, (the “Closing Date”) the Company entered into a Loan and Security Agreement and the Supplement to the Loan and Security Agreement and Promissory Notes (together, the “Loan Agreement”) with Avenue Venture Opportunities Fund, L.P. (“AVOPI” and Avenue Venture Opportunities Fund II, L.P. (“AVOPII”) together (“Avenue”) for growth capital loans in an aggregate commitment amount of up to $20 million (the “Loan”). On the closing date, $15 million funded (“Tranche 1”) and up to $5 million will be made available to the Company on or prior to September 15, 2022, subject to the Company’s achievement of certain milestones with respect to certain of its ongoing clinical trials (“Tranche 2”). The Loan bears interest at an annual rate equal to the greater of (a) the sum of 7.00% plus the prime rate as reported in The Wall Street Journal and (b) 10.75%. The prime rate at June 30, 2022 was 11.75%. The Loan is secured by a lien upon and security interest in all of the Company’s assets, including intellectual property, subject to agreed exceptions. The maturity date of the Loan is December 1, 2024. An additional growth capital loan in an amount equal to $5 million may be available (i) upon the Company’s achievement of additional milestones with respect to certain of its ongoing clinical trials (ii) upon the mutual written agreement of the Company and the Lenders each acting in its sole discretion, and (iii) subject to execution and delivery by the Company and the Lenders of amendments to the loan documents and the Warrant (as defined below) to reflect such additional loan and approval of each Lender’s investment committee (“Tranche 3”).

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

The Loan Agreement includes a conversion option to convert up to $5.0 million of the principal amount of the Loan outstanding at the option of the Lenders, into shares of the Company’s Class A common stock at a conversion price of $6.98 per share.

On the Closing Date, the Company issued to the Lenders warrants to purchase 361,002 shares of Class A common stock of the Company (the “Warrants”) at an exercise price per share equal to $5.82, the stock purchase price. The warrants are exercisable until November 30, 2026, the expiration date.

 BioVie Inc.

Notes to Financial Statements

For the Years Ended June 30, 2022 and 2021

7.	Notes Payable (continued)

The amount of the carrying value of the notes payable were determined by allocating portions of the outstanding principal of the notes to the fair value of the warrants of approximately $1.4 million and the fair value of the embedded conversion option of approximately $2.2 million. Accordingly, the total amount of unearned discount of approximately $3.7 million, the total direct financing cost of approximately $390,000 and premium of $850,000 are recognized on an effective interest method over term of the Loan. The adjusted effective interest rate is 25%. The total interest expense of approximately $2.2 million for the year ended June 30, 2022; was recognized in the accompanying statements of operations and included the interest only payments totaling approximately $952,000, the amortization of financing costs of approximately $99,000, unearned discount of approximately $934,000 and the accretion of loan premium totaled of approximately $165,000. As of June 30, 2022, the outstanding principal balance of $15 million would be paid in 18 monthly equal installments beginning July 1, 2023; a total of $10.0 million and $5.0 million in the fiscal years ended June 30, 2024 and 2025 respectively.

The following is a summary of the Note Payable as of June 30, 2022 and June 30, 2021:

	June 30, 2022	June 30, 2021

Note Payable	$15,000,000	$—
Less debt financing costs	(290,790)
Less unearned discount	(2,735,802)
Plus accretion of loan premium	165,278	—
Note Payable, net of financing costs, unearned premiums and discount	$12,138,686	$—

Estimated future amortization expense and accretion of premium is as follows:

	Unearned Discount	Debt Financing Costs	Loan accretion Premium

Year ending June 30,
2023	$1,601,445	$170,219	$283,333
2024	1,023,145	108,751	283,333
2025	111,212	11,820	118,056
Total	$2,735,802	$290,790	$684,722

BioVie Inc.

Notes to Financial Statements

For the Years Ended June 30, 2022 and 2021

8.	Fair Value Measurements

At June 30, 2022 and 2021, the estimated fair value of derivative liabilities measured on a recurring basis are as follows:

	Fair Value Measurements at
	June 30, 2022
	Level 1	Level 2	Level 3	Total

Derivative liability - Warrants	$—	$—	$194,531	$194,531
Derivative liability -Conversion option on notes payable	—	—	188,030	188,030
Total derivatives	$—	$—	$382,561	$382,561

Fair Value Measurements at
June 30, 2021
	Level 1	Level 2	Level 3	Total

Derivative liability - Warrants	$—	$—	$—	$—
Derivative liability -Conversion option on note payable	—	—	—	—
Total derivatives	$—	$—	$—	$—

The following table presents the activity for liabilities measured at fair value using unobservable inputs for the year ended June 30, 2022 and 2021:

	Derivative liabilities - Warrants	Derivative liability - Conversion Option on Convertible Debenture

Beginning balance at July 1, 2020	$16,411,504	$5,000,800
Additions to level 3 liabilities	—	—
Change in fair value of level 3 liability	(6,054,121)	(2,225,798)
Transfer in and/or out of Level 3	(10,357,383)	(2,775,002)
Balance at June 30, 2021	$—	$—
Additions to level 3 liabilities	1,456,513	2,213,466
Change in fair value of level 3 liability	(1,261,982)	(2,025,436)
Transfer in and/or out of Level 3	—	—
Balance at June 30, 2022	$194,531	$188,030

BioVie Inc.

Notes to Financial Statements

For the Years Ended June 30, 2022 and 2021

8.	Fair Value Measurements (continued)

On September 22, 2020, concurrent with the closing of the Offering; the warrants related to derivative liabilities were automatically exercised in full and the convertible Debenture was paid off in cash expiring the conversion option. The fair value of the derivative liabilities – warrants and derivative liability – conversion option on convertible Debenture prior to redemption at September 22, 2020 was $13.1 million, and the change in the fair value of $8.3 million from June 30, 2020 was recorded in the accompanying Statements of Operations for the year ended June 30, 2021. At September 22, 2020, the derivative liabilities, both the warrants and expired conversion option totaling $ 13.1 million were then recorded as additional paid in capital upon automatic exercise of the warrants and payoff of the Debenture.

The fair values of derivative liabilities for the warrants and conversion option at June 30, 2022 in the accompanying balance sheet, were approximately $195,000 and approximately $188,000, respectively. The total change in the fair value of the derivative liabilities totaled approximately $3.3 million for the year ended June 30, 2022, and accordingly, was recorded in the accompanying statement of operations. The assumptions used in the Black Scholes model to value the derivative liabilities at June 30, 2022 included the closing stock price of $1.45 per share, and for the warrants the exercise price of $5.82, 5-year term, risk free rate of 3.01% and volatility of 79.6%. and for the embedded derivative liability of the conversion option, the conversion price of $6.98; 3-year term, risk free rate of 2.99% and volatility of 84.36%.

Derivative liability – Warrants

The Company accounts for stock purchase warrants as either equity instruments or derivative liabilities depending on the specific terms of the warrant agreements. Under applicable accounting guidance, stock warrants that are precluded from being indexed to the Company’s own stock because of full-rachet and anti-dilution provisions or adjustments to the strike price due to an occurrence of a future event; are accounted as derivative financial instruments. The warrants issued on November 30, 2021 in connection with the Avenue loan financing were not considered to be indexed to the Company’s own stock, and accordingly, were recorded as a derivative liability at fair value in the accompany balance sheet at June 30, 2022.

The Black Scholes model was used to calculate the fair value of the warrant derivative to bifurcate the warrant derivative amount from the Avenue loan amount funded. The warrants are recorded at their fair values at the date of issuance and remeasured at June 30, 2022. The assumptions used for the fair value calculation at November 30, 2021 follows: the closing stock price of $6.44 per share; the exercise price of $5.82; 5 year term; a risk free rate of 1.14% and volatility of 74.4%.

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

BioVie Inc.

Notes to Financial Statements

For the Years Ended June 30, 2022 and 2021

9.	Equity Transactions

Stock Options

The following table summarizes the activity relating to the Company’s stock options for the years ended June 30, 2022 and 2021:

	Options	Weighted-Average Exercise Price	Weighted Remaining Average Contractual Term	Aggregate Intrinsic Value
Outstanding at June 30, 2020	60,400	$11.06	4.2	$352,000
Granted	698,000	15.03	4.5	2,114,032
Options Exercised or Forfeited	(3,200)	4.76	—	—
Outstanding at June 30, 2021	755,200	4.34	4.4	2,569,232
Granted	2,724,689	5.86	7.7	—
Options Expired	(8,000)	29.17	—	—
Options Forfeited	(73,125)	(13.91)	—	—
Outstanding at June 30, 2022	3,398,764	$7.42	5.5	$—
Exercisable at June 30, 2022	865,775	$9.54	5.7	$—

The fair value of each option grant on the date of grant is estimated using the Black-Scholes Option – Pricing model reflecting the following weighted-average assumptions:

	June 30, 2022	June 30, 2021
Expected life of options (In years)	5	5
Expected volatility	76.47%	77.29%
Risk free interest rate	1.56%	0.39%
Dividend yield	0%	0%

BioVie Inc.

Notes to Financial Statements

For the Years Ended June 30, 2022 and 2021

9.	Equity Transactions (continued)

Expected volatility is based on the historical volatilities of three comparable companies of the daily closing price of their respective common stock and the expected life of options is based on historical data with respect to employee exercise periods. The Company accounts for forfeitures as they are incurred.

The Company recorded stock-based compensation expense of approximately $5.8 million and $3.0 million for the years ended June 30, 2022 and 2021, respectively.

The following is a summary of stock options outstanding and exercisable by exercise price as of June 30, 2022:

Exercise Price	Outstanding	Weighted Average Contract Life	Exercisable
$1.69	124,520	5.0	—
$1.81	10,000	4.9	—
$1.98	72,000	4.9	2,000
$2.74	124,167	9.6	—
$2.80	7,200	2.6	7,200
$3.20	248,167	9.6	24,833
$3.24	25,000	9.7	—
$3.75	4,800	1.6	4,800
$5.04	755,000	4.8	188,750
$6.25	1,600	1.3	1,600
$7.50	25,600	3.6	25,600
$7.74	1,365,835	9.1	273,167
$8.75	1,600	1.8	1,600
$9.54	800	3.3	800
$9.90	800	3.3	800
$12.50	4,000	0.6	4,000
$13.91	618,475	3.5	321,425
$25.00	1,600	0.3	1,600
$26.25	2,000	0.3	2,000
$28.75	800	0.4	800
$42.09	4,800	3.6	4,800
	3,398,764		865,775

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

BioVie Inc.

Notes to Financial Statements

For the Years Ended June 30, 2022 and 2021

9.	Equity Transactions (continued)

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

The stock-based compensation expense related to these RSUs totaled $384,454 for the fiscal year ended June 30, 2022.

On June 21, 2022, the Company awarded 124,520 RSUs to the President and CEO under the Company’s 2019 Omnibus. Each RSU awarded to the CEO entitles him to receive one share of common stock upon vesting. The RSUs vest in equal installments over three years on the anniversary Grant date. The grant date fair value was $1.69 per share of the Company’s common stock.

The stock-based compensation expense related to these RSUs totaled $1,754 for the fiscal year ended June 30, 2022.

Issuance of Stock Options

On October 1, 2020, the Company granted stock options to purchase 800 shares of common stock at each grant date to the Chief Financial Officer as part of her compensation. The exercise prices of the stock options are $9.54 and are exercisable at any time and expire in 5 years from the date of issuance.

BioVie Inc.

Notes to Financial Statements

For the Years Ended June 30, 2022 and 2021

9.	Equity Transactions (continued)

On October 13, 2020, the Company granted stock options to purchase 800 shares of common stock, at each grant date; to a director as part of his annual director’s compensation. The exercise price of the stock options is $9.90 and are exercisable at any time and expire in 5 years from the date of grant.

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

On February 1, 2022, the Company granted stock options to purchase 124,000 shares of common stock to two new employee. Twenty percent (20%) of the shares underlying the options awarded vested on the first grant anniversary date, and the remaining 80% vest in equal monthly installments over 48 months. The exercise price is $3.20 per share, the grant date fair value, and the options terminate on the tenth anniversary of the grant date.

On February 8, 2022, the Company granted stock options to purchase 124,167 shares of common stock to a new employee. Twenty percent (20%) of the shares underlying the options awarded vest on the one-year anniversary of the grant date, and the remaining 80% vest in equal monthly installments over 48 month. The exercise price is $2.74 per share, the grant date fair value, and the options terminate on the tenth anniversary of the grant date.

On March 1, 2022, the Company granted stock options to purchase 25,000 shares of common stock to a new employee. Twenty percent (20%) of the shares underlying the options awarded vest on the one-year anniversary of the grant date, and the remaining 80% vest in equal monthly installments over 48 month. options terminate on the tenth anniversary of the grant date or date as of which the options were fulling exercised. The exercise price is $3.24 per share, the grant date fair value, and the options terminate on the tenth anniversary of the grant date.

 BioVie Inc.

Notes to Financial Statements

For the Years Ended June 30, 2022 and 2021

9.	Equity Transactions (continued)

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

On June 3, 2022, the Company granted stock options to purchase 10,000 shares of common stock to a new employee. Twenty percent (20%) of the shares underlying the options awarded vested on the grant date, and the remaining 80% vest equally over a 5-year period, on the first, second, third, fourth and fifth anniversary of the grant date. The exercise price is $1.98 per share, the grant date fair value, and the options terminate on the tenth anniversary of the grant date.

On June 3, 2022, the Company granted stock options to purchase 62,000 shares of common stock to a new employee. Twenty percent (20%) of the shares underlying the options awarded vest on the one-year anniversary of the grant date, and the remaining 80% vest in equal monthly installments over 48 month. The exercise price is $1.98 per share, the grant date fair value, and the options terminate on the tenth anniversary of the grant date.

On June 6, 2022, the Company granted stock options to purchase 10,000 shares of common stock to a new employee. Twenty percent (20%) of the shares underlying the options awarded vest on the one year anniversary of the grant date, and the remaining 80% vest in equal monthly installments over 48 month. The exercise price is $1.81 per share, the grant date fair value, and the options terminate on the tenth anniversary of the grant date.

On June 21, 2022, the Company granted stock options to purchase 124,520 shares of common stock to the CEO. The options vest in equal annual installments over three years on the anniversary grant date. The exercise price is $1.69 per share, the grant date fair value, and the options terminate on the tenth anniversary of the grant date.

Pursuant to a former employee Separation Agreement, dated April 11, 2022; the Company modified a former employee’s stock option award granted on August 20, 2021 pursuant to the 2019 Omnibus Plan (“2021 Options Grant”). Pursuant to the terms of the Separation Agreement, effective on July 8, 2022, (“the Separation Date”) of the employee; the modification accelerated the vesting of options to purchase 74,500 shares of common stock as deemed vested, (“Accelerated Options”) and after giving effect to the Accelerated Options, extended the exercise period of the total vested outstanding and unexercised options of the 2021 Options Grant as of July 8, 2022 to one year following the Separation Date. The modification was remeasured as of the July 8, 2022 and the incremental difference totaled $181,154, net credit; due to the original exercise price of $7.74 is greater than the stock price of $1.80 on the remeasurement date and accordingly was recognized on July 8, 2022.

Forfeiture of Stock Options

On August 27, 2021, the Chief Executive Officer forfeited unvested stock options to purchase up to 73,125 shares of common stock that were previously granted to him as compensation as an independent director of the board.

BioVie Inc.

Notes to Financial Statements

For the Years Ended June 30, 2022 and 2021

9.	Equity Transactions (continued)

Stock Warrants

The following table summarizes the warrants activity during the years ended June 30, 2022 and 2021:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value
Outstanding and exercisable at June 30, 2020	1,374,667	$7.72	4.2	$13,799,331
Granted	293,248	6.61	4.8	—
Exercised	(55,904)	12.29	4.0	—
Exercised - Acuitas	(1,453,250)	4.00	4.0	—
Outstanding and exercisable at June 30, 2021	158,761	$10.37	3.1	$1,765,437
Granted	361,002	5.82	5.0	—
Expired	(9,391)	62.50	—	—
Exercised	—	—	—	—
Outstanding and exercisable at June 30, 2022	510,372	$6.17	3.8	$—

Of the above warrants, 4,815 expire in the fiscal year ending June 30, 2023, 2,714 expire in the fiscal year ending June 30, 2025, and 502,843 expire in the fiscal year ending June 30, 2026.

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

BioVie Inc.

Notes to Financial Statements

For the Years Ended June 30, 2022 and 2021

10.	Leases

Office Leases

From July 1, 2018 to October 31, 2021, the Company paid monthly rent of $1,000 to Acuitas for its headquarter office at 2120 Colorado Avenue Suite 230, Santa Monica, CA 90404. Effective November 1, 2021, the Company relocated its headquarters to Nevada. The Company paid an annual rent of $2,200 for the address at 680 W Nye Lane, Suite 201, Carson City Nevada 897603. The rental agreement is for a one year term.

On June 1, 2021, the Company assumed a NeurMedix office lease that was extended to February 2022 at 6165 Greenwich Dr Suite 150, San Diego, CA 92122. The lease agreement required monthly payments of $8,782. On February 26, 2022 the Company’s San Diego office relocated to 5090 Shoreham Place, San Diego, CA 92122. (the “New Office”). The New Office lease term for 38 months, commenced on March 1, 2022. The monthly base rate of $4,175 begins June 1, 2022 with annual increases of three percent.

The operating lease cost recognized in in our statement of operations was approximately $89,400 and $10,000 for the fiscal years ended June 30, 2022 and 2021, respectively.

The following table provides balance sheet information related to leases as of June 30, 2022 and June 30, 2021:

	June 30, 2022	June 30, 2021
Assets
Operating lease, right-of-use asset, net	$118,254	$—

Liabilities
Current portion of operating lease liabilities	$38,884	$—
Operating lease liabilities, net of current portion	87,414	—
Total operating lease liabilities	$126,298	$—

At June 30, 2022, the future estimated minimum lease payments under non-cancelable operating leases are as follows:

Year ending June 30:
2023	$50,600
2024	52,156
2025	44,636
Total minimum lease payments	147,392
Less amount representing interest	(21,094)
Present value of future minimum lease payments	126,298
Less current portion of operating lease liabilities	(38,884)
Operating lease liabilities, net of current portion	$87,414

The weighted average remaining lease term and discount rate as of June 30, 2022 and 2021 were as follows:

	June 30, 2022	June 30, 2021

Weighted average remaining lease term (Years)
Operating leases	2.8	—
Weighted average discount rate
Operating leases	10.75%	—

BioVie Inc.

Notes to Financial Statements

For the Years Ended June 30, 2022 and 2021

11.	Commitments and Contingencies

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

Subject to certain limitations in the Internal Revenue Code, eligible employees are permitted to make contributions to the 401K Plan on a pre-tax salary reduction basis and the Company will match 5% of the first 5% of an employee’s contributions to the 401K Plan. For the year ended June 30, 2022, the Company’s contributions to the 401K Plan totaled approximately $121,000.

BioVie Inc.

Notes to Financial Statements

For the Years Ended June 30, 2022 and 2021

13.	Income Taxes

Significant components of the Company’s deferred tax assets (liabilities) are as follows:

	June 30, 2022	June 30, 2021
Deferred tax assets (liabilities):
Tax loss carryforward	$6,410,653	$1,454,837
Intangible assets	(258,209)	(327,001)
Stock based compensation	1,845,836	901,111
Valuation Allowance	(7,998,280)	(2,028,947)
Net deferred tax assets	$—	$—

At June 30, 2022 and 2021, the Company has recorded a full valuation against its net deferred tax assets of $7,999,280 and $2,028,947, respectively, since in the judgement of management, these assets are not more than likely than not to be realized. The increase in the valuation allowance during the years ended June 30, 2022 and 2021 were $5,969,333 and $291,741, respectively.

At June 30, 2022, the Company had a Net Operating Loss (“NOL”) carryforward of approximately $23,600,000. NOL’s generated prior to 2018 will expire during the years ranging from 2032 to 2037.

The Company has no current tax expense due to its losses.

Reconciliation of the differences between income tax benefit computed at the federal and state statutory tax rates and the provision for income tax benefit for the years ended June 30, 2022 and 2021 is as follows:

	2022	2021

Income tax expense at federal statutory rate	21%	21%
State taxes, net of federal benefit	9%	9%
Change in valuation allowance	-30%	-30%
Effective tax rate	—	—

14.	Subsequent Events

Company, entered into a securities purchase agreement (the “Purchase Agreement”) with Acuitas, pursuant to which Acuitas agreed to purchase from the Company, in a private placement (the “Private Placement”), (i) an aggregate of 3,636,364 shares of the Company’s Class A common stock, par value $0.0001 per share at a price of $1.65 per share, and (ii) a warrant to purchase 7,272,728 shares of Common Stock, at an exercise price of $1.82, with a term of exercise of five years; (collectively, the “Securities”). The warrant has a down round feature that reduces the exercise price if the Company sells stock for lower price. The aggregate purchase price for the Securities sold in the Private Placement was $6 million. The Private Placement closed on August 15, 2022.

On August 31, 2022, the Company entered into a Controlled Equity Offering Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. and B. Riley Securities, Inc. (collectively, the “Agents”), pursuant to which the Company may issue and sell from time to time shares of Company’s Class A common stock, par value $0.0001 per share, through the Agents, subject to the terms and conditions of the Sales Agreement.

As of September 12, 2022, the Company has issued 1,544,872 shares under the Sales Agreement for a total net proceeds of $ 5.9 million after commissions and expenses of approximately $400,000.