Form 10-Q
period 2022-09-30
BIOVIE INC.
filed 2022-11-04
CIK 1580149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2022

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

Yes ☐                                          No ☒

There were 30,532,830 shares of the Registrant’s $0.0001 par value Class A common stock outstanding as of November 3, 2022.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

BioVie Inc.

Condensed Balance Sheets

	September 30	June 30,
	2022	2022
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$21,230,918	$18,641,716
Prepaids and other assets	359,123	137,879
Total current assets	21,590,041	18,779,595

OTHER ASSETS:
Operating lease right-of-use assets	109,271	118,254
Intangible assets, net	809,128	866,472
Goodwill	345,711	345,711
Other assets, non-current	4,562	4,562
Total other assets	1,268,672	1,334,999

TOTAL ASSETS	$22,858,713	$20,114,594

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$2,622,334	$2,442,804
Current portion of other liabilities	483,854	1,304,925
Current portion of operating lease liabilities	40,317	38,884
Warrant liabilities	442,592	194,531
Embedded derivative liability	506,511	188,030
Total current liabilities	4,095,608	4,169,174

Other liabilities, net of current portion	-	48,385
Operating lease liabilities, net of current portion	76,768	87,414
Note payable net of financing costs and unearned premium and discount ($2,274,586 and $2,861,314 as of September 30, 2022 and June 30, 2022, respectively)	12,725,414	12,138,686

TOTAL LIABILITIES	$16,897,790	16,443,659

Commitments and contingencies (Note 11)

STOCKHOLDERS’ EQUITY:

Preferred stock; $0.001 par value; 10,000,000 shares authorized; 0 shares issued and outstanding	$-	$-
Common stock, $0.0001 par value; 800,000,000 shares authorized at September 30, 2022 and June 30, 2022, respectively; 30,165,319 and 24,984,083 shares issued and outstanding at September 30, 2022 and June 30, 2022, respectively	3,015	2,496
Additional paid in capital	267,343,509	254,638,329
Accumulated deficit	(261,385,601)	(250,969,890)
Total stockholders’ equity	5,960,923	3,670,935

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$22,858,713	$20,114,594

See accompanying notes to unaudited condensed financial statements

BioVie Inc.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended	Three Months Ended
	September 30, 2022	September 30, 2021

OPERATING EXPENSES:
Amortization	$57,344	$57,344
Research and development expenses	6,769,932	3,094,778
Selling, general and administrative expenses	2,007,062	2,395,162
TOTAL OPERATING EXPENSES	8,834,338	5,547,284

LOSS FROM OPERATIONS	(8,834,338)	(5,547,284)

OTHER EXPENSE (INCOME):
Change in fair value of derivative liabilities	566,542	-
Interest expense	1,056,416	1,114
Interest income	(41,585)	(7,645)
TOTAL OTHER EXPENSE (INCOME), NET	1,581,373	(6,531)

NET LOSS	$(10,415,711)	$(5,540,753)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(10,415,711)	$(5,540,753)

NET LOSS PER COMMON SHARE
- Basic	$(0.38)	$(0.23)
- Diluted	$(0.38)	$(0.23)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
- Basic	27,212,445	23,719,927
- Diluted	27,212,445	23,719,927

See accompanying notes to unaudited condensed financial statements

BioVie Inc.

Condensed Statements of Cash Flows

(Unaudited)

	Three Months Ended	Three Months Ended
	September 30, 2022	September 30, 2021

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,415,711)	$(5,540,753)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of intangible assets	57,344	57,344
Stock based compensation - restricted stock	17,537	286,759
Stock based compensation expense - stock options	878,640	1,926,962
Amortization of financing costs	42,554	-
Accretion of unearned loan discount	400,361	-
Accretion of loan premium	143,813	-
Amortization of operating lease right-of-use assets	8,983	-
Change in fair value of derivative liability	566,542	-
Changes in operating assets and liabilities:
Other assets	(221,244)	(12,436)
Accounts payable and accrued expenses	179,530	(316,981)
Operating lease liabilities	(9,213)	-
Other liabilities	(869,456)	1,064,479
Net cash used in operating activities	(9,220,320)	(2,534,626)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	5,903,682	18,511,009
Net proceeds from issuance of common stock - Related Party	5,905,840	-
Net cash provided by financing activities	11,809,522	18,511,009

Net increase in cash	2,589,202	15,976,383

Cash, beginning of period	18,641,716	4,511,642

Cash, end of period	$21,230,918	$20,488,025

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$469,687	$1,114

See accompanying notes to unaudited condensed financial statements

BioVie Inc.

Condensed Statements of Changes in Stockholders’ Equity

For the Three Months Ended September 30, 2022 and September 30, 2021

(Unaudited)

	Common Stock	Common Stock	Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balance, June 30, 2021	22,333,324	$2,232	$229,933,505	$(224,885,422)	$5,050,315

Proceeds from issuance of common stock, net of cost of $2,224,992	2,592,000	259	18,510,750	-	18,511,009

Stock-based compensation - restricted stock	37,049	3	286,756	-	286,759

Stock option based compensation	-	-	1,926,962	-	1,926,962

Net Loss	-	-	-	(5,540,753)	(5,540,753)

Balance, September 30, 2021	24,962,373	$2,494	$250,657,973	$(230,426,175)	$20,234,292

Balance, June 30, 2022	24,984,083	$2,496	$254,638,329	$(250,969,890)	$3,670,935

Stock option based compensation	-	-	878,640	-	878,640

Stock-based compensation - restricted stock	-	-	17,537	-	17,537

Proceeds from issuance of common stock, net of costs of $368,370	1,544,872	155	5,903,527	-	5,903,682

Proceeds from issuance of common stock, net of costs of $94,160 - Related Party	3,636,364	364	5,905,476	-	5,905,840

Net loss	-	-	-	(10,415,711)	(10,415,711)

Balance, September 30, 2022	30,165,319	$3,015	$267,343,509	$(261,385,601)	$5,960,923

See accompanying notes to unaudited condensed financial statements

BIOVIE INC.

Notes to Condensed Financial Statements

For the Three Months Ended September 30, 2022 and 2021

(unaudited)

1.	Background Information

BioVie Inc. (the “Company” or “we” or “our”) is a clinical-stage company developing innovative drug therapies to treat chronic debilitating conditions including neurological and neuro-degenerative disorders and liver disease.

In neurodegenerative disease, BioVie acquired the biopharmaceutical assets of NeurMedix, Inc. (“NeurMedix”), a privately held clinical-stage pharmaceutical company, in June 2021 (See Note 5 Related Party Transactions). The acquired assets included NE3107, a potentially selective inhibitor of inflammatory extracellular single-regulated kinase(“ERK”) signaling that, based on animal studies, is believed to reduce neuroinflammation. NE3107 is a novel orally administered small molecule that is thought to inhibit inflammation-driven insulin resistance and major pathological inflammatory cascades with a novel mechanism of action. There is emerging scientific consensus that both inflammation and insulin resistance may play fundamental roles in the development of Alzheimer’s and Parkinson’s Disease, and NE3107 could, if approved represent an entirely new medical approach to treating these devastating conditions affecting an estimated 6 million Americans suffering from Alzheimer’s and 1 million from Parkinson’s. The FDA has authorized a potentially pivotal Phase 3 randomized, double-blind, placebo-controlled, parallel group, multicenter study to evaluate NE3107 in subjects who have mild to moderate Alzheimer’s disease (NCT04669028). In August 2021, the study was initiated and the Company is anticipating top line results in mid-calendar year 2023.

On January 20, 2022, the Company initiated a study by treating the first patient, in it’s Phase 2 study assessing NE3107’s safety and tolerability and potential pro-motoric impact in Parkinson’s disease patients. The NM201 study (NCT05083260) is a double-blind, placebo-controlled, safety, tolerability, and pharmacokinetics study in Parkinson’s Disease (PD). Participants will be treated with carbidopa/levodopa and NE3107 or placebo. Forty patients with a defined PD medication “off state” will be randomized 1:1 placebo to: active NE3107 20 mg twice daily for 28 days. Safety assessments will look at standard measures of patient health and potential for drug-drug interactions affecting L-dopa pharmacokinetics and activity. Exploratory efficacy assessments will use the Motor Disease Society Unified Parkinson’s Disease Rating (MDS-UPDRS) parts 1-3, ON/OFF Diary, and Non-Motor Symptom Scale. Topline results are expected for the NM201 study in December 2022.

Inflammation-driven insulin resistance is believed to be implicated in a broad range of serious diseases, including multiple myeloma and prostate cancer, and we plan to begin exploring these opportunities in the coming months using NE3107 or related compounds acquired in the NeurMedix asset purchase. NE3107 is patented in the United States, Australia, Canada, Europe and South Korea.

In liver disease, our Orphan Drug candidate BIV201 (continuous infusion terlipressin) is being developed as a future treatment option for patients suffering from ascites and other life-threatening complications of advanced liver cirrhosis caused by NASH, hepatitis, and alcoholism. The initial target for BIV201 therapy is refractory ascites. These patients suffer from frequent life-threatening complications, generate more than $5 billion in annual treatment costs, and have an estimated 50% mortality rate within 6 to 12 months. The US Food and Drug Administration (FDA) has not approved any drug to treat refractory ascites. A Phase 2a clinical trial of BIV201 was completed in 2019, and a multi-center, randomized 30-patient Phase 2b trial is currently underway. Top-line results from this trial are expected in mid-calendar year 2023.

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

The Company’s operations are subject to a number of factors that can affect its operating results and financial conditions. Such factors include, but are not limited to: the results of clinical testing and trial activities of the Company’s products, the Company’s ability to obtain regulatory approval to market its products; competition from products manufactured and sold or being developed by other companies; the price of, and demand for, Company products; the Company’s ability to negotiate favorable licensing or other manufacturing and marketing agreements for its products; and the Company’s ability to raise capital. The Company’s financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of September 30, 2022, the Company had working capital of approximately $17.5 million, cash of approximately $21.2 million, stockholders’ equity of approximately $6.0 million, and an accumulated deficit of approximately $261.4 million. In addition, the Company has not generated any revenues to date and no revenues are expected in the foreseeable future. The Company’s future operations are dependent on the success of the Company’s ongoing development and commercialization efforts, as well as its ability to secure additional financing as needed. Although our cash balance may possibly sustain operations over the next 12 months from the balance sheet date if measures are taken to delay planned expenditures in our research protocols and slow the progress in the Company’s clinical programs, the Company’s current planned operations to meet certain goals and objectives, project cash flows to be depleted within that period of time.

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

Basis of Presentation – Interim Financial Information

These unaudited interim condensed financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United State of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (the “SEC”) for Interim Reporting. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim condensed financial statements furnished reflect all adjustments (consisting of normal recurring accruals) that are, in the opinion of management, considered necessary for a fair presentation of the results for the interim periods presented. Interim results are not necessarily indicative of the results for the full year. The condensed balance sheet at June 30, 2022 was derived from audited annual financial statements but does not contain all the footnote disclosures from the annual financial statements. These unaudited interim condensed financial statements should be read in conjunction with the Company’s audited financial statements for the fiscal years ended June 30, 2022 and 2021 in our Annual Report on Form 10-K filed with the SEC on September 27, 2022. For a summary of significant accounting policies, see the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2022 and 2021, filed with the SEC on September 27, 2022.

Certain prior period amounts have been reclassified for consistency with the current period presentation.

Net loss per Common Share

Basic net loss per common share is computed by dividing the net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per common share is computed by dividing the net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding and potentially outstanding shares of common stock during the period to reflect the potential dilution that could occur from common shares issuable through stock options, warrants, and convertible debentures. For the three months ended September 30, 2022 and 2021, such amounts were excluded from the diluted loss since their effect was considered anti-dilutive due to the net loss for the period.

The table below shows the number of outstanding stock options and warrants as of September 30, 2022 and 2021:

	September 30, 2022	September 30, 2021
	Number of Shares	Number of Shares
Stock Options	3,348,330	2,047,910
Warrants	7,779,194	158,761
Total	11,127,524	2,206,671

Recent Accounting Pronouncements

The Company considers the applicability and impact of all Accounting Standards Updates (“ASU’s”). There were no recent ASUs that are expected to have a material impact on the Company’s balance sheets or statements of operations.

4.	Intangible Assets

The Company’s intangible assets consist of intellectual property acquired from LAT Pharma, Inc. and are amortized over their estimated useful lives.

The following is a summary of the intangible assets as of September 30, 2022 and June 30, 2022:

	September 30, 2022	June 30, 2022

Intellectual Property	$2,293,770	$2,293,770
Less Accumulated Amortization	(1,484,642)	(1,427,298)
Intellectual Property, Net	$809,128	$866,472

Amortization expense was $57,344 in each of the three-month periods ended September 30, 2022 and 2021. The Company amortizes intellectual property over the expected original useful lives of 10 years.

Estimated future amortization expense is as follows:

Year ending June 30, 2023 (Remaining nine months)	$172,033
2024	229,377
2025	229,377
2026	178,341
$809,128

5.	Related Party Transactions

Equity Transactions with Acuitas

On July 15, 2022, the Company entered into a securities purchase agreement with Acuitas Group Holdings, LLC, (Acuitas), the company’s majority shareholder, pursuant to which Acuitas agreed to purchase from the Company, in a private placement (i) an aggregate of 3,636,364 shares of the Company’s Class A common stock, par value $0.0001 per share at a price of $1.65 per share (“PIPE Shares”), and (ii) a warrant to purchase 7,272,728 shares of Common Stock (“Warrant Shares”), at an exercise price of $1.82, with a term of exercise of five years; (collectively, the “Securities”). The warrant has a down round feature that reduces the exercise price if the Company sells stock for lower price. On August 15, 2022, the Company received net proceeds of approximately $5.9 million net of costs of approximately $94,000 and entered into an amended and restated registration statement with Acuitas, which amended and restated that certain Registration Rights Agreement, dated as of June 10, 2021, by and between the Company and Acuitas (the “Existing Registration Rights Agreement”), to amend the definition of “Registrable Securities” in the Existing Registration Rights Agreement to include the PIPE Shares and the Warrant Shares as Registrable Securities thereunder.

Asset Acquisition with NeurMedix

On April 27, 2021, the Company entered into an Asset Purchase Agreement (“APA”) with NeurMedix and Acuitas, which are related party affiliates, pursuant to which the Company acquired certain assets from NeurMedix and assumed certain liabilities of NeurMedix, in exchange for consideration of cash and shares of common stock. The acquired assets include, among others, those related to certain drug candidates being developed by NeurMedix, including NE3107, a small molecule orally administered inhibitor of insulin resistance and the pathological inflammatory cascade, with a novel mechanism of action that has potential applications for treatment against Alzheimer’s Disease and Parkinson’s Disease. On June 10, 2021, and pursuant to the APA, the Company issued to Acuitas (as NeurMedix’s assignee) 8,361,308 shares of the Company’s common stock and made a cash payment of approximately $2.3 million. Since the transaction was between entities under common control, there were no fair value adjustments of the purchased assets, and the historical cost basis of the purchased assets was zero. The total consideration paid was expensed as in process research and development expense in the year ended June 30, 2021.

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

6.	Other Liabilities

The current portion of other liabilities at September 30, 2022 of $483,854 and $724,330 of the $1.3 million of the current portion of other liabilities at June 30, 2022, represented retention bonus arrangements with certain employees that were recognized in August 2021 totaling $1,161,000. The payment terms of the retention bonus arrangement are equal monthly installments over a 24-month period and began in August 2021.

7.	Notes Payable

On November 30, 2021, (the “Closing Date”) the Company entered into a Loan and Security Agreement and the Supplement to the Loan and Security Agreement and Promissory Notes (together, the “Loan Agreement”) with Avenue Venture Opportunities Fund, L.P. (“AVOPI” and Avenue Venture Opportunities Fund II, L.P. (“AVOPII”) together (“Avenue”) for growth capital loans in an aggregate commitment amount of up to $20 million (the “Loan”). On the closing date, $15 million funded (“Tranche 1”). The Loan had the additional capacity of up to $5 million available to the Company on or prior to September 15, 2022, subject to the Company’s achievement of certain milestones with respect to certain of its ongoing clinical trials which were not achieved. The Loan bears interest at an annual rate equal to the greater of (a) the sum of 7.00% plus the prime rate as reported in The Wall Street Journal and (b) 10.75%. The prime rate at September 30, 2022 was 5.5%. The Loan is secured by a lien upon and security interest in all of the Company’s assets, including intellectual property, subject to agreed exceptions. The maturity date of the Loan is December 1, 2024.

The Loan Agreement requires monthly interest-only payments during the first eighteen months of the term of the Loan,. Following the interest-only period, the Company will make equal monthly payments of principal, plus accrued interest, until the Loan’s maturity date when all remaining principal and accrued interest is due. If the Company prepays the Loan, it will be required to pay (a) a prepayment fee in an amount equal to 3.0% of the principal amount of the Loan that is prepaid during the interest-only period; and (b) a prepayment fee in an amount equal to 1.0% of the principal amount of the Loan that is prepaid after the interest-only period. At the Loan’s maturity date, or on the date of the prepayment of the Loan, a final payment equal to 4.25% of the sum of (a) the Loan commitment amount under Tranche 1.

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

The amount of the carrying value of the notes payable were determined by allocating portions of the outstanding principal of the notes to the fair value of the warrants of approximately $1.4 million and the fair value of the embedded conversion option of approximately $2.2 million. Accordingly, the total amount of unearned discount of approximately $3.7 million, the total direct financing cost of approximately $390,000 and premium of $850,000 are recognized on an effective interest method over term of the Loan. The adjusted effective interest rate is 25%. The total interest expense of approximately $1.1 million for the three months ended September 30, 2022; was recognized in the accompanying statements of operations and included the interest only payments totaling approximately $470,000, the amortization of financing costs of approximately $43,000, unearned discount of approximately $400,000 and the accretion of loan premium totaled of approximately $144,000. As of September 30, 2022, the outstanding principal balance of $15 million would be paid in 18 monthly equal installments beginning July 1, 2023; a total of $10.0 million and $5.0 million in the fiscal years ended June 30, 2024 and 2025 respectively.

The following is a summary of the Notes Payable as of September 30, 2022 and June 30, 2022:

	September 30, 2022	June 30, 2022

Notes Payable	$15,000,000	$15,000,000
Less debt financing costs	(248,236)	(290,790)
Less unearned discount	(2,335,441)	(2,735,802)
Plus accretion of loan premium	309,091	165,278
Notes Payable, net of financing costs, unearned premiums and discount	$12,725,414	$12,138,686

Estimated future amortization expense and accretion of premium is as follows:

	Unearned Discount	Debt Financing Costs	Loan accretion Premium

Year ending June 30, 2023 (Remaining 9 months)	$1,201,084	$127,665	$278,182
2024	1,023,145	108,751	236,970
2025	111,212	11,820	25,757
Total	$2,335,441	$248,236	$540,909

8.	Fair Value Measurements

At September 30, 2022 and June 30, 2022, the estimated fair value of derivative liabilities measured on a recurring basis are as follows:

	Fair Value Measurements at
	September 30, 2022
	Level 1	Level 2	Level 3	Total

Derivative liability - Warrants	$-	$-	$442,592	$442,592
Derivative liability - Conversion option on notes payable	-	-	506,511	506,511
Total derivatives	$-	$-	$949,103	$949,103

	Fair Value Measurements at
	June 30, 2022
	Level 1	Level 2	Level 3	Total

Derivative liability - Warrants	$-	$-	$194,531	$194,531
Derivative liability - Conversion option on note payable	-	-	188,030	188,030
Total derivatives	$-	$-	$382,561	$382,561

The following table presents the activity for liabilities measured at fair value using unobservable inputs for the three months ended September 30, 2022 and 2021:

	Derivative liabilities - Warrants	Derivative liability - Conversion Option on Convertible Debenture

Balance at July 1, 2022	$194,531	$188,030
Additions to level 3 liabilities	-	-
Change in in fair value of level 3 liability	248,061	318,481
Transfer in and/or out of Level 3	-	-
Balance at September 30, 2022	$442,592	$506,511

	Derivative liabilities - Warrants	Derivative liability - Conversion Option on Convertible Debenture

Balance at July 1, 2021	$-	$-
Additions to level 3 liabilities	-	-
Change in fair value of level 3 liability	-	-
Transfer in and/or out of Level 3	-	-
Balance at September 30, 2021	$-	$-

The fair values of derivative liabilities for the warrants and conversion option at September 30, 2022 in the accompanying balance sheet, were approximately $443,000 and approximately $507,000, respectively. The total change in the fair value of the derivative liabilities totaled approximately $567,000 for the three months ended September 30, 2022, and accordingly, was recorded in the accompanying statement of operations. The assumptions used in the Black Scholes model to value the derivative liabilities at September 30, 2022 included the closing stock price of $2.49 per share, and for the warrants the exercise price of $5.82, 5-year term, risk free rate of 4.06% and volatility of 79.9%. and for the embedded derivative liability of the conversion option, the conversion price of $6.98; 3-year term, risk free rate of 4.3% and volatility of 83.9%.

Derivative liability – Warrants

The Company accounts for stock purchase warrants as either equity instruments or derivative liabilities depending on the specific terms of the warrant agreements. Under applicable accounting guidance, stock warrants that are precluded from being indexed to the Company’s own stock because of full-rachet and anti-dilution provisions or adjustments to the strike price due to an occurrence of a future event; are accounted as derivative financial instruments. The warrants issued on November 30, 2021 in connection with the Avenue loan financing were not considered to be indexed to the Company’s own stock, and accordingly, were recorded as a derivative liability at fair value in the accompany balance sheet at September 30, 2022.

The Black Scholes model was used to calculate the fair value of the warrant derivative to bifurcate the warrant derivative amount from the Avenue loan amount funded. The warrants are recorded at their fair values at the date of issuance and remeasured at September 30, 2022. The assumptions used for the fair value calculation at November 30, 2021 follows: the closing stock price of $6.44 per share; the exercise price of $5.82; 5 year term; a risk free rate of 1.14% and volatility of 74.4%.

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

9.	Equity Transactions

Stock Options

The following table summarizes the activity relating to the Company’s stock options for the three months ended September 30, 2022:

	Options	Weighed- Average Exercise Price	Weighted Remaining Average Contractual Term	Aggregate Intrinsic Value
Outstanding at June 30, 2022	3,398,764	7.42	6.8	-
Granted	-	-	-	-
Options Expired	(25,600)	4.71	-	-
Options Canceled	(24,834)	7.74	-	-
Options Forfeited	-	-	-	-
Outstanding at September 30, 2022	3,348,330	$7.40	6.4	$143,136
Exercisable at September 30, 2022	1,113,341	$9.11	5.6	$39,440

The fair value of each option grant on the date of grant is estimated using the Black-Scholes option. The pricing model reflects the following weighted-average assumptions for the three months ended September 30, 2021 and no stock options were issued for the three months ended September 30, 2022:

September 30, 2021
Expected life of options (In years)	5
Expected volatility	74.96%
Risk free interest rate	0.80%
Dividend Yield	0%

Expected volatility is based on the historical volatilities of the daily closing price of the common stock of three comparable companies and the expected life of options is based on historical data with respect to employee exercise periods. The Company accounts for forfeitures as they are incurred.

The Company recorded stock option-based compensation expense of $878,640 and $1,926,962 for three-month periods ended September 30, 2022 and 2021, respectively.

The following is a summary of stock options outstanding and exercisable by exercise price as of September 30, 2022:

Exercise Price	Outstanding	Weighted Average Contract Life	Exercisable
$1.69	124,520	4.8	-
$1.81	10,000	4.7	-
$1.98	72,000	4.7	2,000
$2.74	124,167	9.4	-
$2.80	7,200	2.4	7,200
$3.20	248,167	9.4	24,833
$3.24	25,000	9.5	-
$3.75	4,800	1.4	4,800
$5.04	755,000	4.6	188,750
$6.25	1,600	1.1	1,600
$7.50	1,600	3.4	1,600
$7.74	1,341,001	8.3	546,333
$8.75	1,600	1.5	1,600
$9.54	800	3.1	800
$9.90	800	3.1	800
$12.50	4,000	0.4	4,000
$13.91	618,475	3.3	321,425
$25.00	800	0.1	800
$26.25	2,000	0.1	2,000
$28.75	800	0.2	800
$42.09	4,000	3.4	4,000
	3,348,330		1,113,341

Issuance of common stock for cash

During the 3 months ended September 30,2021, the Company issued 2,592,000 of its Class A common stock at $8.00 per share in connection with its registered public offering of approximately $18.5 million, net of issuance costs of approximately $2.2 million.

On August 31, 2022, the Company entered into a Controlled Equity Offering Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. and B. Riley Securities, Inc. (collectively, the “Agents”), pursuant to which the Company may issue and sell from time-to-time shares of Company’s Class A common stock, par value $0.0001 per share, through the Agents, subject to the terms and conditions of the Sales Agreement. As of September 30, 2022, the Company has issued 1,544,872 shares under the Sales Agreement for a total net proceeds of $ 5.9 million after commissions and expenses of approximately $400,000.

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

On June 21, 2022, the Company awarded 124,520 RSUs to the President and CEO under the Company’s 2019 Omnibus. Each RSU awarded to the CEO entitles him to receive one share of common stock upon vesting. The RSUs vest in equal installments over three years on the anniversary Grant date. The grant date fair value was $1.69 per share of the Company’s common stock. The stock-based compensation expense related to these RSUs totaled $17,537 for the three months ended September 30, 2022.

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

Pursuant to a former employee Separation Agreement, dated April 11, 2022, the Company modified a former employee’s stock option award granted on August 20, 2021 pursuant to the 2019 Omnibus Plan (“2021 Options Grant”). Pursuant to the terms of the Separation Agreement of the employee, effective on July 8, 2022, (“the Separation Date”), the Company accelerated the vesting of options to purchase 74,500 shares of common stock as deemed vested, (“Accelerated Options”) and after giving effect to the Accelerated Options, extended the exercise period of the total vested outstanding and unexercised options totaling 99,333 of the 2021 Options Grant as of July 8, 2022 to one year following the Separation Date. The unvested portion of the 2021 option grant of 24,834 was canceled. The modification were remeasured as of the July 8, 2022 and the incremental difference totaled $181,154, net credit; due to the original exercise price of $7.74 is greater than the stock price of $1.80 on the remeasurement date and accordingly was recognized on July 8, 2022.

Stock Warrants

The following table summarizes warrant activity during the three months ended September 30, 2022:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value
Outstanding and exercisable at June 30, 2022	510,372	$6.17	3.8	$-
Granted	7,272,728	1.82	4.9	-
Expired	(3,906)	75.00	-	-
Exercised	-	-	-	-
Outstanding and exercisable at September 30, 2022	7,779,194	$2.07	4.8	$4,899,997

Of the above warrants, 909 expire in the fiscal year ending June 30, 2023, 109,380 expire in the fiscal year ending June 30, 2025, 35,175 expire in the fiscal year ending June 30, 2026, and 7,633,730 expire in the fiscal year ending June 30, 2027.

10.	Leases

Office Lease

Effective November 1, 2021, the Company relocated its headquarters to Nevada. The Company paid an annual rent of $2,200 for the address at 680 W Nye Lane, Suite 201, Carson City Nevada 897603. The rental agreement is for a one year term.

On February 26, 2022, the Company’s San Diego office relocated to 5090 Shoreham Place, San Diego, CA 92122. The office lease term for 38 months, commenced on March 1, 2022. The monthly base rate of $4,175 begins June 1, 2022, with annual increases of three percent.

The operating lease cost recognized in in our statement of operations was approximately $12,800 and $25,400 for the three months ended September 30, 2022 and 2021, respectively.

The following table provides balance sheet information related to leases as of September 30, 2022 and June 30, 2022:

	September 30, 2022	June 30, 2022
Assets
Operating lease, right-of-use asset, net	$109,271	$118,254

Liabilities
Current portion of operating lease liabilities	$40,317	$38,884
Operating lease liabilities, net of current portion	76,768	87,414
Total operating lease liabilities	$117,085	$126,298

At September 30, 2022, the future estimated minimum lease payments under non-cancelable operating leases are as follows:

Year ending June 30, 2023 (Remaining 9 months)	$38,075
2024	52,156
2025	44,636
Total minimum lease payments	134,867
Less amount representing interest	(17,782)
Present value of future minimum lease payments	117,085
Less current portion of operating lease liabilities	(40,317)
Operating lease liabilities, net of current portion	$76,768

The weighted average remaining lease term and discount rate as of September 30, 2022 and June 30, 2022 were as follows:

	September 30, 2022	June 30, 2022

Weighted average remaining lease term (Years)
Operating leases	2.5	2.8
Weighted average discount rate
Operating leases	10.75%	10.75%

11.	Commitments and Contingencies

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

Subject to certain limitations in the Internal Revenue Code, eligible employees are permitted to make contributions to the 401K Plan on a pre-tax salary reduction basis and the Company will match 5% of the first 5% of an employee’s contributions to the 401K Plan. For the three months ended September 30, 2022 and 2021, the Company made contributions of approximately $45,479 and $23,613, respectively.

13.	Subsequent Events

On November 4, 2022, the Company issued 367,511 shares of common stock for net proceeds of $1.2 million net of cost of approximately $26,000 under the Controlled Equity Offering Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. and B. Riley Securities, Inc. (collectively, the “Agents”), pursuant to which the Company may issue and sell from time-to-time shares of Company’s Class A common stock, par value $0.0001 per share, through the Agents, subject to the terms and conditions of the Sales Agreement.

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

In neurodegenerative disease, BioVie acquired the biopharmaceutical assets of NeurMedix, Inc., a related party privately held clinical-stage pharmaceutical company and related party affiliate, in June 2021. The acquired assets include NE3107, a potentially selective inhibitor of inflammatory ERK signaling that, based on animal studies, is believed to reduce neuroinflammation. NE3107 is a novel orally administered small molecule that is thought to inhibit inflammation-driven insulin resistance and major pathological inflammatory cascades with a novel mechanism of action. There is emerging scientific consensus that both inflammation and insulin resistance may play fundamental roles in the development of Alzheimer’s and Parkinson’s Disease, and NE3107 could, if approved, represent an entirely new medical approach to treating these devastating conditions affecting an estimated 6 million Americans suffering from Alzheimer’s and 1 million from Parkinson’s. The FDA has authorized a potentially pivotal Phase 3 randomized, double-blind, placebo-controlled, parallel group, multicenter study to evaluate NE3107 in subjects who have mild to moderate Alzheimer’s disease (NCT04669028). We initiated this trial on August 5, 2021 and are targeting primary completion in mid-calendar year 2023.

On January 20, 2022, the Company initiated a study by treating the first patient, in its Phase 2 study assessing NE3107’s safety and tolerability and potential pro-motoric impact in Parkinson’s disease patients. The NM201 study (NCT05083260) is a double-blind, placebo-controlled, safety, tolerability, and pharmacokinetics study in Parkinson’s Disease (PD). Participants will be treated with carbidopa/levodopa and NE3107 or placebo. Forty patients with a defined PD medication “off state” will be randomized 1:1 placebo to active NE3107 20 mg twice daily for 28 days. Safety assessments will look at standard measures of patient health and potential for drug-drug interactions affecting L-dopa pharmacokinetics and activity. Exploratory efficacy assessments will use the Motor Disease Society Unified Parkinson’s Disease Rating (MDS-UPDRS) parts 1-3, ON/OFF Diary, and Non-Motor Symptom Scale. Topline results are expected for the NM201 study in December 2022.

In liver disease, our Orphan Drug candidate BIV201 (continuous infusion terlipressin) is being developed as a future treatment option for patients suffering from ascites and other life-threatening complications of advanced liver cirrhosis caused by NASH, hepatitis, and alcoholism. The initial target for BIV201 therapy is refractory ascites. These patients suffer from frequent life-threatening complications, generate more than $5 billion in annual treatment costs, and have an estimated 50% mortality rate within 6 to 12 months. The US Food and Drug Administration (FDA) has not approved any drug to treat refractory ascites. A Phase 2a clinical trial of BIV201 was completed in 2019, and a multi-center, randomized 30-patient Phase 2b trial is currently underway. Top-line results from this trial are expected in mid-calendar year 2023.

Comparison of the three months ended September 30, 2022 to the three months ended September 30, 2021

Net income (loss)

The net loss for the three months ended September 30, 2022 was approximately $10.4 million as compared $5.5 million for the three months ended September 30, 2021. The increase in net loss of approximately $4.9 million was primarily due to increased losses from operations of $3.3 million from increased activities in our clinical studies, increase in interest expense of $1.1 million from the notes payable financing obtained in November 2021 and a change in fair value of derivative liabilities of approximately $567,000.

Total operating expenses for the three months ended September 30, 2022 were approximately $8.8 million as compared to $5.5 million for the three months ended September 30, 2021.  The net increase of approximately $3.3 million during the three months ended September 30, 2022 was primarily due to an increase in research and development expenses of approximately $3.7 million from the increased activities of our clinical studies; offset by decline selling general and administrative expenses of approximately $388,000.

Research and Development Expenses

Research and development expenses were approximately $6.8 million and $3.1 million for the three months ended September 30, 2022 and 2021, respectively. The net increase of approximately $3.7 million, consisted of an increase of approximately $4.1 million primarily attributed to the increased activities in our clinical studies offset by $446,000 from a net decrease in the clinical team’s compensation expense.

The Neuroscience NE3107 studies accounted for approximately $3.9 million of the net increase in research and development expenses as both studies were significantly more active during the three months ended September 30, 2022 over the three months ended September 30, 2021, as the Parkinson’s Phase 2 study initiated in January 2022, became fully enrolled and with the top-line data read expected in December 2022 and the Alzheimer Phase 3 study nears full enrollment. Our Orphan Drug candidates BIV201’s Phase 2b study initiated in June 2021 accounted for approximately $159,000 of the net increase for three months ended September 30, 2022.

The total increase in the clinical studies expenses of $4.1 million was offset by a net decline in clinical team’s total compensation expense of approximately $446,000. The net decline in the clinical team’s compensation consisted of an increase of approximately $1.1 million in the clinical team’s compensation from expansion of the clinical team, offset by $1.6 million representing declines in stock compensation expense of approximately $578,000 from stock options awarded and the retention compensation of $1.0 million accrued in the three months ended September 30, 2021.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were approximately $2.0 million and $2.4 million for the three months ended September 30, 2021 and 2020, respectively. The net decrease of approximately $388,000 was primarily attributed to decline in compensation expense of approximately $641,000, representing a decline stock-based compensation expense of approximately $828,000 representing restricted stock units and stock options awarded to the executive management team in the three months ended September 30, 2021 and increase of approximately $187,000 related to increase in staff from two to four and annual salary increases. The remaining net increase of approximately $239,000 was attributed to increased expenses related to being listed on a national exchange including listing fees and investor relations and advisory $197,000, increase in directors stock compensation of approximately $162,000 stock options awarded and other net increases totaling approximately $54,000 representing insurance and office and website development expenses offset by a decline in other legal and professional fees of approximately $174,000.

Other Income and Expense

Other expense, net was $1.6 million for the three months ended September 30, 2022 compared nearly nil for the three months ended September 30, 2021. Interest expense of $1.1 million recognized during the three months ended September 30, 2022 was attributed to the $15 million debt financing obtained in November 2021 and the change in fair value of the related derivative liabilities recognized for the three months ended September 30, 2022 was approximately $567,000.

Capital Resources and Liquidity

As of September 30, 2022, the Company had working capital of approximately $17.5 million, cash of approximately $21.2 million, stockholders’ equity of approximately $6.0 million, and an accumulated deficit of approximately $261.4 million. In addition, the Company has not generated any revenues and no revenues are expected in the foreseeable future. The Company’s future operations are dependent on the success of the Company’s ongoing development and commercialization efforts, as well as its ability to secure additional financing as needed.

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

Critical Accounting Policies and Estimates

For the three-month period ended September 30, 2022, there were no significant changes to the Company’s critical accounting policies as identified in the Annual Report Form 10-K for the fiscal year ended June 30, 2022.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15f and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Except as described below, there have been no material changes to the Risk Factors previously disclosed in our Form 10-K. The risks described in our Form 10-K and below are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results.

Risks Relating to Our Business and Industry

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

The FDA may not approve an ANDA for a generic product until any applicable period of non-patent exclusivity for the RLD has expired. The U.S. federal Food, Drug, and Cosmetic Act (“FDCA”) provides a period of five years of non-patent exclusivity for a new drug containing a new chemical entity (“NCE”). An NCE is an active ingredient that has not previously been approved by FDA alone or in combination with other substances. Specifically, in cases where such exclusivity has been granted, an ANDA may not be submitted to the FDA until the expiration of five years unless the submission is accompanied by a Paragraph IV Certification that a patent covering the reference listed drug is either invalid or will not be infringed by the generic product, in which case the applicant may submit its application four years following approval of the reference listed drug. If an ANDA is submitted to FDA with a Paragraph IV Certification, the generic applicant must also provide a Paragraph IV Notification to the holder of the NDA for the RLD and to the owner of the listed patent(s) being challenged by the ANDA applicant, providing a detailed written statement of the basis for the ANDA applicant’s position that the relevant patent(s) is invalid or would not be infringed. If the patent owner brings a patent infringement lawsuit against the ANDA applicant within 45 days of the Paragraph IV Notification, FDA approval of the ANDA will be automatically stayed for 30 months, or until 7-1/2 years after the NDA approval if the generic application was filed between 4 years and 5 years after the NDA approval. Any such stay will be terminated earlier if the court rules that the patent is invalid or would not be infringed.

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

We have obtained Orphan Drug Designation for BIV201 (terlipressin) in the U.S. for the treatment of hepatorenal syndrome (received November 21, 2018) and treatment of ascites due to all etiologies except cancer (received September 8, 2016). Under the Orphan Drug Act, the FDA may designate a product as an Orphan Drug if it is a drug intended to treat a rare disease or condition, defined, in part, as a patient population of fewer than 200,000 in the U.S. In the EU, Orphan Drug designation may be granted to drugs intended to treat, diagnose or prevent a life-threatening or chronically debilitating disease having a prevalence of no more than five in 10,000 people in the EU, and which meet other specified criteria. The company that first obtains FDA approval for a designated Orphan Drug for the associated rare disease may receive a seven-year period of marketing exclusivity during which time FDA may not approve another application for the same drug for the same orphan disease or condition. Orphan Drug Exclusivity does not prevent FDA approval of another application for the same drug for a different disease or condition, or of an application for a different drug for the same rare disease or condition. Orphan Drug exclusive marketing rights may be lost under several circumstances, including a later determination by the FDA that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug. Similar regulations are available in the EU with a ten-year period of market exclusivity.

Even though BioVie has obtained two Orphan Drug Designations for its lead product candidate, terlipressin, for treatment of ascites and for treatment of HRS, and may seek other Orphan Drug Designations for BIV201, and Orphan Drug Designation for other product candidates, there is no assurance that BioVie will be the first to obtain marketing approval for any particular rare indication. Further, even though BioVie has obtained Orphan Drug Designations for its lead product candidate, or even if BioVie obtains Orphan Drug Designation for other potential product candidates, such designation may not effectively protect BioVie from competition because different drugs can be approved for the same condition and the same drug can be approved for different conditions and potentially used off-label in the Orphan indication. Even after an Orphan Drug is approved, the FDA can subsequently approve another competing drug with the same active ingredient for the same condition for several reasons, including, if the FDA concludes that the later drug is clinically superior due to being safer or more effective or because it makes a major contribution to patient care. Orphan Drug Designation neither shortens the development time or regulatory review time of a drug, nor gives the drug any advantage in the regulatory review or approval process.

In fact, Mallinckrodt recently received an NDA approval for its terlipressin product for the hepatorenal syndrome (“HRS”) indication in September 2022, which is the same indication for which we had received an Orphan Designation. FDA granted Mallinckrodt and its approved drug a new chemical entity exclusivity. Similarly, if another company with an Orphan Drug designation for the same drug as ours for the same proposed disease or condition receives FDA approval and orphan drug exclusivity before our product is approved, approval of our drug(s) for the orphan indication may be blocked for seven years by the other company’s orphan drug exclusivity and they may obtain a competitive advantage even after the exclusivity period expires associated with being the first to market.

We may face business disruption and related risks if there is another surge ofCOVID-19 or if there is another pandemic caused by other bacteria or viruses, which could have a material adverse effect on our business plan.

Health emergencies or pandemics, whether from COVID-19 or other viruses or bacteria, may lead to regional quarantines, business shutdowns, labor shortages, disruptions to supply chains, and overall economic instability, which could materially and adversely affect the clinical trials, supply chain, financial condition and financial performance of our company. The duration and spread of a pandemic and its long-term impact on the financial markets and the overall economy are highly uncertain and cannot be predicted. If the financial markets and/or the overall economy are impacted for an extended period, the Company’s ability to raise funds may be materially adversely affected. In addition, such health emergencies or pandemics may create a widespread labor shortage, including a shortage of medical professionals, and may impact potential patient participation in our studies which may adversely impact our ability to continue or complete our clinical trials in the planned timeline.

We can provide no assurance that our product candidates will obtain regulatory approval or that the results of clinical studies will be favorable.

The business plan we have developed through June 2024 for the liver disease program is to complete the Phase 2b clinical development program for our lead new product candidate BIV201 for treatment of ascites, conduct a single pivotal Phase 3 trial of BIV201 for ascites, and to pursue other key milestones such as additional patent issuances. For NE3107, we have commenced a potentially pivotal 18-month Phase 3 trial in Alzheimer’s disease, commenced a Phase 2 study of NE3017 in Parkinson’s disease. Due to our financial constraints, we do not have the resources necessary to complete all of these clinical studies. Subject to FDA guidance, we plan to commence additional Phase 2 and potentially Phase 3 clinical trials upon receipt of a successful capital raise. There is no guarantee the FDA will approve the commencement of a Phase 3 trial for BIV201, and even if it does, our financial constraints may prevent us from undertaking clinical trials.

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

BioVie has also filed a PCT (“Patent Cooperation Treaty”) application covering our novel liquid formulations of terlipressin (international patent application PCT/US2020/034269 published as WO2020/237170) and we are seeking patent protection in the United States, Europe, China, Japan and eight other jurisdictions. As of August 22, 2022, we have fifteen (15) issued U.S. patents, one (1) pending U.S. patent application, one (1) pending PCT application and six (6) issued foreign patents directed to protecting NE3107 and related compounds and methods of making and using thereof. However, there can be no assurance that our pending patent applications will result in issued patents, or that any issued patent claims from pending or future patent applications will be sufficiently broad to protect BIV201, NE3107, or any other product candidates or to provide us with competitive advantages.

Any patents we do obtain may be challenged by re-examination or otherwise invalidated or eventually found unenforceable. Both the patent application process and the process of managing patent disputes can be time consuming and expensive. If we were to initiate legal proceedings against a third party to enforce a patent related to one of our products, the defendant in such litigation could counterclaim that our patent is invalid and/or unenforceable. In patent litigation in the U.S., defendant counterclaims alleging invalidity and/or unenforceability are commonplace, as are validity challenges by the defendant against the subject patent or other patents before the United States Patent and Trademark Office (the “USPTO”). Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness or non-enablement, failure to meet the written description requirement, indefiniteness, and/or failure to claim patent eligible subject matter. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent intentionally withheld material information from the USPTO, or made a misleading statement, during prosecution. Additional grounds for an unenforceability assertion include an allegation of misuse or anticompetitive use of patent rights, and an allegation of incorrect inventorship with deceptive intent. Third parties may also raise similar claims before the USPTO even outside the context of litigation. The outcome is unpredictable following legal assertions of invalidity and unenforceability. With respect to the validity question, for example, we cannot be certain that no invalidating prior art existed of which we and the patent examiner were unaware during prosecution. These assertions may also be based on information known to us or the Patent Office. If a defendant or third party were to prevail on a legal assertion of invalidity and/or unenforceability, we would lose at least part, and perhaps all, of the claims of the challenged patent. Such a loss of patent protection would or could have a material adverse impact on our business.

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

Certain of our executive officers and directors and their affiliates are engaged in other activities and have interests in other entities on their own behalf or on behalf of other persons. Neither we nor any of our stockholders will have any rights in these ventures or their income or profits. In particular, our executive officers or directors or their affiliates may have an economic interest in or other business relationship with partner companies that invest in us or are engaged in competing drug development. Our executive officers or directors may have conflicting fiduciary duties to us and third parties. The terms of transactions with third parties may not be subject to arm’s length negotiations and therefore may be on terms less favorable to us than those that could be procured through arm’s length negotiations.

Risks Relating To Our Common Stock

You may experience future dilution as a result of future equity offerings or if we issue shares subject to options, warrants, stock awards or other arrangements.

In order to raise additional capital, we may in the future offer additional shares of our common stock or other securities convertible into or exchangeable for our common stock, including under the Controlled Equity Offering Sales Agreement (the “Sales Agreement”), dated as of August 31, 2022, by and among the Company, Cantor Fitzgerald & Co. and B. Riley Securities, Inc. (collectively, the “Agents”), pursuant to which the Company may issue and sell from time to time shares of common stock through the Agents. We may sell shares or other securities in any other offering at a price per share that is less than the current market price of our securities, and investors purchasing shares or other securities in the future could have rights superior to existing stockholders. The sale of additional shares of common stock or other securities convertible into or exchangeable for our common stock would dilute all of our stockholders, and if such sales of convertible securities into or exchangeable into our common stock occur at a deemed issuance price that is lower than the current exercise price of our outstanding warrants sold to Acuitas Group Holdings, LLC (“Acuitas”) in August 2022, the exercise price for those warrants would adjust downward to the deemed issuance price pursuant to price adjustment protection contained within those warrants.

In addition, as of November 3, 2022, there were warrants outstanding to purchase an aggregate of 7,778,285 shares of common stock at exercise prices ranging from $1.82 to $12.50 per share and 3,345,530 shares issuable upon exercise of outstanding options at exercise prices ranging from $1.69 to $42.09 per share. Our Loan Agreement entered into on November 30, 2021 contains a conversion feature whereby at the option of lender, up to $5 million of the outstanding loan amount maybe converted to shares of common stock at a conversion price of $6.98 per share. We may grant additional options, warrants or stock awards. To the extent such shares are issued, the interest of holders of our common stock will be diluted.

Moreover, we are obligated to issue shares of common stock upon achievement of certain clinical, regulatory and commercial milestones with respect to certain of our drug candidates (i.e., NE3107, NE3291, NE3413, and NE3789) pursuant to the asset purchase agreement, dated April 27, 2021, by and among the Company, NeurMedix, Inc. and Acuitas, as amended on May 9, 2021 (the “Asset Purchase Agreement”). The achievement of these milestones could result in the issuance of up to 18 million shares of our common stock, further diluting the interest of holders of our common stock.

Certain stockholders who are also officers and directors of the Company may have significant control over our management.

As of November 3, 2022, our directors and executive officers currently own an aggregate              shares of our common stock, which currently constitutes 76.7% of our issued and outstanding common stock. As a result, directors and executive officers may have a significant influence on our affairs and management, as well as on all matters requiring member approval, including electing and removing members of our board of directors, causing us to engage in transactions with affiliated entities, causing or restricting our sale or merger, and certain other matters. Our Chairman, Mr. Terren Peizer, may be deemed to beneficially own the shares held by Acuitas. Such concentration of ownership and control could have the effect of delaying, deferring or preventing a change in control of us even when such a change of control would be in the best interests of our stockholders.

There is a limited trading market for our common stock, which could make it difficult to liquidate an investment in our common stock, in a timely manner.

Our common stock is currently traded on the Nasdaq Capital Market. Because there is a limited public market for our common stock, investors may not be able to liquidate their investment whenever desired. We cannot assure that there will be an active trading market for our common stock and the lack of an active public trading market could mean that investors may be exposed to increased risk. In addition, if we failed to meet the criteria set forth in SEC regulations, various requirements would be imposed by law on broker dealers who sell our securities to persons other than established customers and accredited investors. Consequently, such regulations may deter broker-dealers from recommending or selling our common stock, which may further affect its liquidity.

We may, in the future, issue additional common stock, which would reduce investors’ percent of ownership and may dilute our share value.

As of November 3, 2022 our Articles of Incorporation, as amended, authorize the issuance of 800,000,000 shares of common stock, and we had 30,532,830 shares of common stock outstanding. Accordingly, we may issue up to an additional 769,467,170 shares of common stock. The future issuance of common stock may result in substantial dilution in the percentage of our common stock held by our then existing stockholders. We may value any common stock in the future on an arbitrary basis. The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors, might have an adverse effect on any trading market for our common stock and could impair our ability to raise capital in the future through the sale of equity securities.

Item 2. Unregistered sales of equity securities

Other than equity securities issued in transactions disclosed on our Current Report on Form 8-K/A filed with the SEC on July 18, 2022, there were no unregistered sales of equity securities during the period.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

On August 15, 2022, in connection with the consummation of the Private Placement, the Company entered into an amended and restated registration statement with Acuitas, which amended and restated that certain Registration Rights Agreement, dated as of June 10, 2021, by and between the Company and Acuitas (the “Existing Registration Rights Agreement”), to amend the definition of “Registrable Securities” in the Existing Registration Rights Agreement to include the PIPE Shares and the Warrant Shares as Registrable Securities thereunder.

Item 6. Exhibits

(a) Exhibit index

Exhibit

4.1	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K/A (File No. 001-39015) filed on July 18, 2022).

10.1	Securities Purchase Agreement, dated July 15, 2022, by and between the Company and Acuitas Group Holdings, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K/A (File No. 001-39015) filed on July 18, 2022).

10.2*	Amended and Restated Registration Rights Agreement, dated August 15, 2022, by and between BioVie Inc. and Acuitas Group Holdings, LLC.

10.3	Controlled Equity OfferingSM Sales Agreement, dated August 31, 2022, by and among BioVie Inc. Cantor Fitzgerald & Co. and B. Riley Securities, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-39015) filed on August 31, 2022).

31.1*	Certification of Chief Executive Officer (Principal Executive Officer) required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer (Principal Financial Officer) required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1**	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer (Principal Financial Officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith.

**	Furnished herewith. This certification is being furnished solely to accompany this report pursuant to 18 U.S.C. Section 1350, and is not being filed for purposes of Section 18 of the Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filings of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BioVie Inc.,

Signature	Titles	Date

/s/ Cuong V Do
Cuong V Do	Chairman and Chief Executive Officer (Principal Executive Officer)	November 4, 2022

/s/ Joanne Wendy Kim
Joanne Wendy Kim	Chief Financial Officer (Principal Financial and Accounting Officer)	November 4, 2022