Form 10-Q
period 2022-12-31
BIOVIE INC.
filed 2023-02-10
CIK 1580149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31,2022

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

Yes ☐                                          No ☒

There were 34,987,568 shares of the Registrant’s $0.0001 par value Class A common stock outstanding as of February 1, 2023.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements	1
	Condensed Balance Sheets at December 31, 2022 (unaudited) and June 30, 2022	1
	Condensed Statements of Operations (unaudited) - for the three months and six months ended December 31, 2022 and 2021	2
	Condensed Statements of Cash Flows (unaudited) - for the six months ended December 31, 2022 and 2021	3
	Condensed Statements of Changes in Stockholders’ Equity (unaudited) - for the periods from July 1, 2021 through December 31, 2021 and July 1, 2022 through December 31, 2022	4
	Notes to Unaudited Condensed Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21
Item 4.	Controls and Procedures	21

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	22
Item 1A.	Risk Factors	22
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	27
Item 3.	Defaults Upon Senior Securities	27
Item 4.	Mine Safety Disclosures	27
Item 5.	Other Information	27
Item 6.	Exhibits	28

SIGNATURES		29

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. Any statements contained in this report that are not statements of historical fact may be forward-looking statements. When we use the words “intends,” “estimates,” “predicts,” “potential,” “continues,” “anticipates,” “plans,” “expects,” “believes,” “should,” “could,” “may,” “will” or the negative of these terms or other comparable terminology, we are identifying forward-looking statements. Forward-looking statements involve risks and uncertainties, which may cause our actual results, performance or achievements to be materially different from those expressed or implied by forward-looking statements. These factors include, among others: our research and development activities and distributor channel; compliance with regulatory requirements; and our ability to satisfy our capital needs. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.

You are cautioned not to place undue reliance on the forward-looking statements in this report, which speak only as of the date of this report. Except as may be required by applicable law, we do not undertake or intend to update or revise our forward-looking statements, and we assume no obligation to update any forward-looking statements contained in this report as a result of new information or future events or developments, except as required by law. Thus, you should not assume that our silence over time means that actual events are bearing out as expressed or implied in such forward-looking statements. You should carefully review and consider the various disclosures we make in this report and our other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks, uncertainties and other factors that may affect our business.

When used in this report, the terms “BioVie”, “Company”, “we”, “our”, and “us” refer to BioVie Inc.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

BioVie Inc.

Condensed Balance Sheets

	December 31	June 30,
	2022	2022
ASSETS	(Unaudited)

CURRENT ASSETS:
Cash	$45,748,591	$18,641,716
Prepaids and other assets	241,282	137,879
Total current assets	45,989,873	18,779,595

OTHER ASSETS:
Operating lease right-of-use assets	100,038	118,254
Intangible assets, net	751,784	866,472
Goodwill	345,711	345,711
Other assets, non-current	4,562	4,562
Total other assets	1,202,095	1,334,999

TOTAL ASSETS	$47,191,968	$20,114,594

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$3,245,414	$2,442,804
Current portion of other liabilities	338,698	1,304,925
Current portion of operating lease liabilities	41,788	38,884
Warrant liabilities	1,842,560	194,531
Embedded derivative liability	2,328,553	188,030
Total current liabilities	7,797,013	4,169,174

Other liabilities, net of current portion	-	48,385
Operating lease liabilities, net of current portion	65,835	87,414
Note payable, net of financing cost, unearned premium and discount of $1,738,942 at December 31, 2022 and $2,861,314 at June 30, 2022	13,261,058	12,138,686
TOTAL LIABILITIES	21,123,906	16,443,659

Commitments and contingencies (Note 11)

STOCKHOLDERS' EQUITY :

Preferred stock; $0.001 par value; 10,000,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock, $0.0001 par value; 800,000,000 shares authorized at December 31, 2022 and June 30, 2022; 34,504,332 and 24,984,083 shares issued and outstanding at December 31, 2022 and June 30, 2022, respectively	3,449	2,496
Additional paid in capital	303,137,216	254,638,329
Accumulated deficit	(277,072,603)	(250,969,890)
Total stockholders' equity	26,068,062	3,670,935

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$47,191,968	$20,114,594

See accompanying notes to unaudited condensed financial statements

BioVie Inc.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021
OPERATING EXPENSES:
Amortization	$57,344	$57,344	$114,688	$114,689
Research and development expenses	7,032,898	4,713,667	13,802,830	7,808,444
Selling, general and administrative expenses	4,404,564	1,893,999	6,411,626	4,289,161
TOTAL OPERATING EXPENSES	11,494,806	6,665,010	20,329,144	12,212,294

LOSS FROM OPERATIONS	(11,494,806)	(6,665,010)	(20,329,144)	(12,212,294)

OTHER EXPENSE (INCOME):
Change in fair value of derivative liabilities	3,222,010	(1,555,254)	3,788,552	(1,555,254)
Interest expense	1,053,455	316,263	2,109,871	317,378
Interest income	(83,269)	(11,702)	(124,854)	(19,348)
TOTAL OTHER EXPENSE (INCOME), NET	4,192,196	(1,250,693)	5,773,569	(1,257,224)

NET LOSS	$(15,687,002)	$(5,414,317)	$(26,102,713)	$(10,955,070)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(15,687,002)	$(5,414,317)	$(26,102,713)	$(10,955,070)

NET LOSS PER COMMON SHARE
- Basic	$(0.50)	$(0.22)	$(0.89)	$(0.45)
- Diluted	$(0.50)	$(0.22)	$(0.89)	$(0.45)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
- Basic	31,168,826	24,962,373	29,201,445	24,344,545
- Diluted	31,168,826	24,962,373	29,201,445	24,344,545

See accompanying notes to unaudited condensed financial statements

BioVie Inc.

Condensed Statements of Cash Flows

(Unaudited)

	Six Months Ended	Six Months Ended
	December 31, 2022	December 31, 2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(26,102,713)	$(10,955,070)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of intangible assets	114,688	114,689
Stock based compensation - restricted stock units	1,571,990	384,454
Stock based compensation expense - stock options	2,591,427	3,074,384
Amortization of financing costs	85,110	14,185
Accretion of unearned loan discount	800,722	133,454
Accretion of loan premium	236,540	23,611
Amortization of operating lease right-of-use assets	18,216	-
Change in fair value of derivative liability	3,788,552	(1,555,254)
Changes in operating assets and liabilities:
Other assets	(103,403)	(61,381)
Accounts payable and accrued expenses	802,610	666,715
Operating lease liabilities	(18,675)	-
Other liabilities	(1,014,612)	919,323
Net cash used in operating activities	(17,229,548)	(7,240,891)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	38,428,343	18,511,009
Proceeds from note payable net of financing costs	-	14,609,915
Proceeds from exercise of stock options	2,240	-
Net proceeds from issuance of common stock - Related Party	5,905,840	-
Net cash provided by financing activities	44,336,423	33,120,924

Net increase in cash	27,106,875	25,880,033

Cash, beginning of period	18,641,716	4,511,642

Cash, end of period	$45,748,591	$30,391,675

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$987,498	$146,128

See accompanying notes to unaudited condensed financial statements

BioVie Inc.

Condensed Statements of Changes in Stockholders’ Equity

For the periods July 1, 2021 through December 31, 2021 and July 1, 2022 through December 31, 2022

(Unaudited)

	Common Stock	Common Stock	Paid in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance, June 30, 2021	22,333,324	$2,232	$229,933,505	$(224,885,422)	$5,050,315

Proceeds from issuance of common stock,net of cost of $2,224,992	2,592,000	259	18,510,750	-	18,511,009

Stock-based compensation - restricted stock units	37,049	3	286,756	-	286,759

Stock option based compensation	-	-	1,926,962	-	1,926,962

Net Loss	-	-	-	(5,540,753)	(5,540,753)

Balance, September 30, 2021	24,962,373	2,494	250,657,973	(230,426,175)	20,234,292

Stock-based compensation - restricted stock units	21,710	2	97,693	-	97,695

Stock option based compensation	-	-	1,147,422	-	1,147,422

Net loss	-	-	-	(5,414,317)	(5,414,317)

Balance, December 31, 2021	24,984,083	$2,496	$251,903,088	$(235,840,492)	$16,065,092

Balance, June 30, 2022	24,984,083	$2,496	$254,638,329	$(250,969,890)	$3,670,935

Stock option based compensation	-	-	878,640	-	878,640

Stock-based compensation - restricted stock units	-	-	17,537	-	17,537

Proceeds from issuance of common stock, net of costs of $368,370	1,544,872	155	5,903,527	-	5,903,682

Proceeds from issuance of common stock, net of costs of $94,160 - Related Party	3,636,364	364	5,905,476	-	5,905,840

Net loss	-	-	-	(10,415,711)	(10,415,711)

Balance, September 30, 2022	30,165,319	3,015	267,343,509	(261,385,601)	5,960,923

Stock-based compensation - restricted stock units	-	-	1,554,453	-	1,554,453

Stock option based compensation	-	-	1,712,787	-	1,712,787

Cashless exercise of options	21,882	3	(3)	-	-

Cashless exercise of warrants	3,590	-	-	-	-

Proceeds from exercise of options	800	-	2,240	-	2,240

Proceeds from issuance of common stock, net of costs of $1,206,206	4,312,741	431	32,524,230	-	32,524,661

Net loss	-	-	-	(15,687,002)	(15,687,002)

Balance, December 31, 2022	34,504,332	$3,449	$303,137,216	$(277,072,603)	$26,068,062

See accompanying notes to unaudited condensed financial statements

BIOVIE INC.

Notes to Condensed Financial Statements

For the Three and Six Months Ended December 31, 2022 and 2021

(unaudited)

1.	Background Information

BioVie Inc. (the “Company” or “we” or “our”) is a clinical-stage company developing innovative drug therapies to treat chronic debilitating conditions including neurological and neuro-degenerative disorders and liver disease.

The Company acquired the biopharmaceutical assets of NeurMedix, Inc. (“NeurMedix”), a privately held clinical-stage pharmaceutical company, in June 2021 (See Note 5 Related Party Transactions). The acquired assets included NE3107, a potentially selective inhibitor of inflammatory extracellular single-regulated kinase(“ERK”) signaling that, based on animal studies, is believed to reduce neuroinflammation. NE3107 is a novel orally administered small molecule that is thought to inhibit inflammation-driven insulin resistance and major pathological inflammatory cascades with a novel mechanism of action. There is emerging scientific consensus that both inflammation and insulin resistance may play fundamental roles in the development of Alzheimer’s Disease (AD) and Parkinson’s Disease (PD), and NE3107 could, if approved represent an entirely new medical approach to treating these devastating conditions affecting an estimated 6 million Americans suffering from AD and 1 million Americans suffering from PD. In August 2021, the Company initiated the FDA authorized potentially pivotal Phase 3 randomized, double-blind, placebo-controlled, parallel group, multicenter study to evaluate NE3107 in subjects who have mild to moderate AD (NCT04669028). The Company is targeting primary completion of this study in the third quarter of calendar year 2023.

In December 2022, the Company released topline results from its Phase 2 study assessing NE3107’s safety and tolerability and potential pro-motoric impact in Parkinson’s disease patients. The NM201 study (NCT05083260) was a double-blind, placebo-controlled, safety, tolerability, and pharmacokinetics study in PD participants treated with carbidopa/levodopa and NE3107. Forty-five patients with a defined L-dopa “off state” were randomized 1:1 to placebo: NE3107 20 mg twice daily for 28 days. The trial was launched with two design objectives: 1) the primary objectives are safety and a drug-drug interaction study (as requested by the FDA) to demonstrate the absence of adverse interactions of NE3107 with levodopa; and 2) the secondary objective is to determine if preclinical indications of promotoric activity and apparent enhancement of levodopa activity can be seen in humans. Both objectives of the study were met. The Company continues to process its findings from its completed NM201 study as it prepares for the next round of clinical studies in PD.

Neuroinflammation, insulin resistance, and oxidative stress are common features in the major neurodegenerative diseases, including AD, PD, frontotemporal lobar dementia, and Amyotrophic lateral sclerosis (ALS). NE3107 is an oral small molecule, blood-brain permeable, compound with potential anti-inflammatory, insulin sensitizing, and ERK-binding properties that may allow it to selectively inhibit ERK-, NFκB- and TNF-stimulated inflammation. NE3107’s potential to inhibit neuroinflammation and insulin resistance forms the basis for the Company’s work testing the molecule in AD and PD patients. NE3107 is patented in the United States, Australia, Canada, Europe and South Korea.

The Company’s Orphan drug candidate BIV201 (continuous infusion terlipressin), with FDA Fast Track status, is being evaluated in a US Phase 2b study for the treatment of refractory ascites due to liver cirrhosis with top-line results anticipated in mid-2023. BIV201 is administered as a patent-pending liquid formulation. The active agent is approved in the U.S. and in about 40 countries for related complications of advanced liver cirrhosis.

The BIV201 development program was initiated by LAT Pharma LLC (“LAT Pharma”). On April 11, 2016, the Company acquired LAT Pharma and the rights to its BIV201 development program. The Company currently owns all development and marketing rights to this drug candidate. Pursuant to the Agreement and Plan of Merger entered into on April 11, 2016, between our predecessor entities, LAT Pharma and NanoAntibiotics, Inc., BioVie is obligated to pay a low single digit royalty on net sales of BIV201 (continuous infusion terlipressin), if approved, to be shared by the members of LAT Pharma, PharmaIn Corporation and The Barrett Edge, Inc

2.	Liquidity

The Company’s operations are subject to a number of factors that can affect its operating results and financial conditions. Such factors include, but are not limited to: the results of clinical testing and trial activities; the Company’s ability to obtain regulatory approval to market its products; competition from products manufactured and sold or being developed by other companies; the price of, and demand for, Company products, if approved; the Company’s ability to negotiate favorable licensing or other manufacturing and marketing agreements for its products, if approved; and the Company’s ability to raise capital to support its operations. The Company’s financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of December 31, 2022, the Company had working capital of approximately $38.2 million, cash of approximately $45.7 million, stockholders’ equity of approximately $26.1 million, and an accumulated deficit of approximately $277.1 million. The Company has not generated any revenue to date and no revenue is expected in the foreseeable future. The Company’s future operations are dependent on the success of the Company’s ongoing development and commercialization efforts, as well as its ability to secure additional financing as needed. Although our cash balance may sustain operations over the next 12 months from the balance sheet date if measures are taken to delay planned expenditures in our research protocols and slow the progress in the Company’s clinical programs, the Company’s current planned operations to meet certain goals and objectives project cash flows to be depleted within that period of time.

Management expects that future sources of funding may include sales of equity, obtaining loans, or other strategic transactions.

The duration and spread of the COVID-19 pandemic and the long-term impact of COVID-19 and any variants on the financial markets and the overall economy continue to be highly uncertain and cannot be predicted at this time. If the financial markets and/or the overall economy are impacted for an extended period, the Company’s ability to raise funds may be materially adversely affected. In addition, the COVID-19 pandemic has created a widespread labor shortage, including a shortage of medical professionals, and has impacted and may continue to impact the potential patient participation in our studies, which may adversely impact our ability to continue or complete our clinical trials on the Company’s planned timeline.

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

Basis of Presentation – Interim Financial Information

These unaudited interim condensed financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United State of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (the “SEC”) for Interim Reporting. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim condensed financial statements furnished reflect all adjustments (consisting of normal recurring accruals) that are, in the opinion of management, considered necessary for a fair presentation of the results for the interim periods presented. Interim results are not necessarily indicative of the results for the full year. The condensed balance sheet at June 30, 2022 was derived from audited annual financial statements but does not contain all the footnote disclosures from the annual financial statements. These unaudited interim condensed financial statements should be read in conjunction with the Company’s audited financial statements for the fiscal years ended June 30, 2022 and 2021 in our Annual Report on Form 10-K filed with the SEC on September 27, 2022. For a summary of significant accounting policies, see the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2022, filed with the SEC on September 27, 2022 (the “2022 Form 10-K”).

Certain prior period amounts have been reclassified for consistency with the current period presentation.

Net loss per Common Share

Basic net loss per common share is computed by dividing the net loss attributable to common stockholders by the weighted average number of shares of Class A common stock, par value $0.0001 per share (“common stock”), outstanding during the period. Diluted net loss per common share is computed by dividing the net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding and potentially outstanding shares of common stock during the period to reflect the potential dilution that could occur from common shares issuable through stock options, warrants, and convertible debentures. For the three and six months ended December 31, 2022 and 2021, such amounts were excluded from the diluted loss since their effect was considered anti-dilutive due to the net loss for the period.

The table below shows the number of outstanding stock options and warrants as of December 31, 2022 and 2021:

	December 31, 2022	December 31, 2021
	Number of Shares	Number of Shares
Stock Options	3,448,797	2,047,910
Warrants	7,770,285	519,763
Total	11,219,082	2,567,673

Recent Accounting Pronouncements

The Company considers the applicability and impact of all Accounting Standards Updates (“ASUs”). There have been no recent ASUs that are expected to have a material impact on the Company’s balance sheets or statements of operations since the 2022 Form 10-K.

4.	Intangible Assets

The Company’s intangible assets consist of intellectual property acquired from LAT Pharma. and are amortized over their estimated useful lives.

The following is a summary of the Company’s intangible assets as of December 31, 2022 and June 30, 2022:

	December 31, 2022	June 30, 2022
Intellectual Property	$2,293,770	$2,293,770
Less Accumulated Amortization	(1,541,986)	(1,427,298)
Intellectual Property, Net	$751,784	$866,472

Amortization expense was $57,344 in each of the three-month periods ended December 31, 2022 and 2021. Amortization expense was $114,688 and $114,689 in each of the six-month periods ended December 31, 2022 and 2021, respectively. The Company amortizes intellectual property over the expected, original useful lives of 10 years.

Estimated future amortization expense is as follows:

Year ending June 30, 2023 (Remaining six months)	$114,689
2024	229,377
2025	229,377
2026	178,341
Intellectual Property, Net	$751,784

5.	Related Party Transactions

Equity Transactions with Acuitas

On July 15, 2022, the Company entered into a securities purchase agreement with Acuitas Group Holdings, LLC (Acuitas), the Company’s majority stockholder, pursuant to which Acuitas agreed to purchase from the Company, in a private placement, (i) an aggregate of 3,636,364 shares of the Company’s common stock, at a price of $1.65 per share (the “PIPE Shares”), and (ii) a warrant to purchase 7,272,728 shares of Common Stock (“PIPE Warrant Shares”), at an exercise price of $1.82, with a term of exercise of five years. The warrant has a down round feature that reduces the exercise price of the warrant if the Company sells stock at a price lower than the exercise price of the warrant. On August 15, 2022, the Company received net proceeds of approximately $5.9 million, net of costs of approximately $94,000, and entered into an amended and restated registration agreement with Acuitas, which amended and restated that certain registration rights agreement, dated as of June 10, 2021, by and between the Company and Acuitas (the “Existing Registration Rights Agreement”), to amend the definition of “Registrable Securities” in the Existing Registration Rights Agreement to include the PIPE Shares and the PIPE Warrant Shares as Registrable Securities thereunder.

Asset Acquisition with NeurMedix

On April 27, 2021, the Company entered into an Asset Purchase Agreement (“APA”) with NeurMedix and Acuitas, which are related party affiliates, pursuant to which the Company acquired certain assets from NeurMedix and assumed certain liabilities of NeurMedix,. The acquired assets include, among others, certain assets related to the drug candidates then being developed by NeurMedix, including NE3107. On June 10, 2021, and pursuant to the terms of the APA, the Company issued to Acuitas (as NeurMedix’s assignee) 8,361,308 shares of the Company’s common stock and made a cash payment to Acuitas of approximately $2.3 million. Since the transaction was between entities under common control, there were no fair value adjustments of the purchased assets, and the historical cost basis of the purchased assets was zero. The total consideration paid was expensed as in process research and development expense in the year ended June 30, 2021.

Previously, the Company was obligated to deliver contingent stock consideration to NeurMedix (or its successor) consisting of shares of the Company’s common stock having an aggregate value of up to $3.0 billion, subject to the achievement of certain clinical, regulatory and commercial milestones related to the drug candidates to be acquired by the Company from NeurMedix, and subject to a cap limiting each issuance of shares if such issuance would result in the beneficial ownership of NeurMedix and its affiliates exceeding 89.9999% of the Company’s issued and outstanding common stock. Subject to the terms and conditions of the APA, as amended, the Company may now be obligated to deliver contingent stock consideration to NeurMedix (or its successor) consisting of up to 18 million shares of the Company’s common stock, with 4.5 million shares issuable upon the achievement of each of the four milestones set forth in the APA, subject to a cap limiting the issuance of shares if such issuance would result in the beneficial ownership of NeurMedix and its affiliates exceeding 87.5% of the Company’s issued and outstanding common stock.

6.	Other Liabilities

The current portion of other liabilities at December 31, 2022 were $338,698 and at June 30, 2022 was $1.3 million, including $338,698 and $580,614, respectively, of retention bonus payable for arrangements with certain employees. The payment terms of the total retention bonus arrangements of $1,161,000 recognized in August 2021 provided for equal monthly installments over a 24-month period and began in August 2021.

7.	Notes Payable

On November 30, 2021 (the “Closing Date”), the Company entered into a Loan and Security Agreement and the Supplement to the Loan and Security Agreement and Promissory Notes (together, the “Loan Agreement”) with Avenue Venture Opportunities Fund, L.P. (“AVOPI”) and Avenue Venture Opportunities Fund II, L.P. (“AVOPII,” and together with AVOPI, “Avenue”) for growth capital loans in an aggregate commitment amount of up to $20 million (the “Loan”). On the Closing Date, $15 million of the Loan was funded (“Tranche 1”). The Loan provided for an additional $5 million to be available to the Company on or prior to September 15, 2022, subject to the Company’s achievement of certain milestones with respect to certain of its ongoing clinical trials, which were not achieved. The Loan bears interest at an annual rate equal to the greater of (a) the sum of 7.00% plus the prime rate as reported in The Wall Street Journal and (b) 10.75%. The prime rate at December 31, 2022 was 7.5%. The Loan is secured by a lien upon and security interest in all of the Company’s assets, including intellectual property, subject to agreed exceptions. The maturity date of the Loan is December 1, 2024.

The Loan Agreement requires monthly interest-only payments during the first eighteen months of the term of the Loan. Following the interest-only period, the Company will make equal monthly payments of principal, plus accrued interest, until the Loan’s maturity date when all remaining principal and accrued interest is due. If the Company prepays the Loan, it will be required to pay (a) a prepayment fee in an amount equal to 3.0% of the principal amount of the Loan that is prepaid during the interest-only period; and (b) a prepayment fee in an amount equal to 1.0% of the principal amount of the Loan that is prepaid after the interest-only period. At the Loan’s maturity date, or on the date of the prepayment of the Loan, the Company will be obligated to pay a final payment equal to 4.25% of the Loan commitment amount, the sum of Tranche 1 and Tranche 2.

The Loan Agreement includes a conversion option to convert up to $5.0 million of the principal amount of the Loan outstanding at the option of Avenue , into shares of the Company’s common stock at a conversion price of $6.98 per share.

On the Closing Date, the Company issued to Avenue warrants to purchase 361,002 shares of common stock of the Company (the “Avenue Warrants”) at an exercise price per share equal to $5.82. The Avenue Warrants are exercisable until November 30, 2026.

The amount of the carrying value of the notes payable was determined by allocating portions of the outstanding principal of the notes; approximately $1.4 million to the fair value of the Avenue Warrants and approximately $2.2 million to the fair value of the embedded conversion option. Accordingly, the total amount of unearned discount of approximately $3.7 million, the total direct financing cost of approximately $390,000 and premium of $850,000 are recognized on an effective interest method over the term of the Loan. The adjusted effective interest rate is 25%. The total interest expense of approximately $1.1 million for the three months ended December 31, 2022, was recognized in the accompanying statements of operations and included the interest only payments totaling approximately $518,000, the amortization of financing costs of approximately $43,000, unearned discount of approximately $400,000 and the accretion of loan premium of approximately $93,000. The total interest expense of approximately $2.1 million for the six- months ended December 31, 2022, was recognized in the accompanying statements of operations and included interest only payments totaling approximately $987,000, the amortization of financing costs of approximately $85,000, unearned discount of approximately $800,000 and the accretion of loan premium of approximately $237,000.

As of December 31, 2022, the remaining principal balance of $15 million under the Loan is payable in 18 monthly equal installments beginning July 1, 2023; for a total of $10.0 million and $5.0 million in the fiscal years ended June 30, 2024 and 2025 respectively.

The following is a summary of the Notes Payable as of December 31, 2022 and June 30, 2022:

	December 31, 2022	June 30, 2022
Notes Payable	$15,000,000	$15,000,000
Less debt financing costs	(205,680)	(290,790)
Less unearned discount	(1,935,080)	(2,735,802)
Plus accretion of loan premium	401,818	165,278
Notes Payable, net of financing costs, unearned premiums and discount	$13,261,058	$12,138,686

Estimated future amortization expense and accretion of premium is as follows:

	Unearned Discount	Debt Financing Costs	Loan accretion Premium
Year ending June 30, 2023 (Remaining 6 months)	$800,723	$85,111	$185,455
2024	1,023,145	108,751	236,970
2025	111,212	11,820	25,755
Total	$1,935,080	$205,682	$448,180

8.	Fair Value Measurements

At December 31, 2022 and June 30, 2022, the estimated fair value of derivative liabilities measured on a recurring basis are as follows:

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Derivative liability – Warrants	$-	$-	$1,842,560	$1,842,560
Derivative liability – Conversion option on notes payable	-	-	2,328,553	2,328,553
Total derivatives	$-	$-	$4,171,113	$4,171,113

	Fair Value Measurements at
	June 30, 2022
	Level 1	Level 2	Level 3	Total
Derivative liability – Warrants	$-	$-	$194,531	$194,531
Derivative liability – Conversion option on note payable	-	-	188,030	188,030
Total derivatives	$-	$-	$382,561	$382,561

The following table presents the activity for liabilities measured at fair value using unobservable inputs for the six months ended December 31, 2022:

	Derivative liabilities – Avenue Warrants	Derivative liability – Conversion Option on Convertible Debenture
Balance at July 1, 2022	$194,531	$188,030
Additions to level 3 liabilities	-	-
Change in in fair value of level 3 liability	1,648,029	2,140,523
Transfer in and/or out of Level 3	-	-
Balance at December 31, 2022	$1,842,560	$2,328,553

The following table presents the activity for liabilities measured at fair value using unobservable inputs for the six months ended December 31, 2021:

	Derivative liabilities – Avenue Warrants	Derivative liability – Conversion Option on Convertible Debenture
Balance at July 1, 2021	$-	$-
Additions to level 3 liabilities	1,456,512	2,213,466
Change in fair value of level 3 liability	(559,553)	(995,701)
Transfer in and/or out of Level 3	-	-
Balance at December 31, 2021	$896,959	$1,217,765

The fair values of derivative liabilities for the Avenue Warrants and conversion option at December 31, 2022 in the accompanying balance sheet, were approximately $1.8 million and approximately $2.3 million, respectively. The total change in the fair value of the derivative liabilities totaled approximately $3.2 million and $3.8 million for the three and six months ended December 31, 2022, respectively; and accordingly, was recorded in the accompanying statement of operations. The assumptions used in the Black Scholes model to value the derivative liabilities at December 31, 2022 included the closing stock price of $7.77 per share; for the Avenue Warrants, the exercise price of $5.82, 4-year term, risk free rate of 4.11% and volatility of 78.5%; and for the embedded derivative liability of the conversion option, the conversion price of $6.98; 2-year term, risk free rate of 4.41% and volatility of 66.9%.

Derivative liability – Avenue Warrants

The Company accounts for stock purchase warrants as either equity instruments or derivative liabilities depending on the specific terms of the warrant agreements. Under applicable accounting guidance, stock warrants that are precluded from being indexed to the Company’s own stock because of full-rachet and anti-dilution provisions or adjustments to the strike price due to an occurrence of a future event are accounted for as derivative financial instruments. The Avenue Warrants were not considered to be indexed to the Company’s own stock, and accordingly, were recorded as a derivative liability at fair value in the accompany balance sheet at December 31, 2022.

The Black Scholes model was used to calculate the fair value of the warrant derivative to bifurcate the warrant derivative amount from the Avenue Loan amount funded. The Avenue Warrants are recorded at their fair values at the date of issuance and remeasured at December 31, 2022. The assumptions used for the fair value calculation at November 30, 2021 included: the closing stock price of $6.44 per share; the exercise price of $5.82; 5 year term; a risk free rate of 1.14% and volatility of 74.4%.

Embedded derivative liability – Conversion Option

The embedded derivative liability represents the optional conversion feature of up to $5.0 million of the outstanding Loan, which meets the definition of a derivative and requires bifurcation from the loan amount.

The Black Scholes model was used to calculate the fair value of the embedded derivative to bifurcate the embedded derivative amount representing the conversion option from the Loan amount funded. The assumption used for the fair value calculation at November 30, 2021 included: the closing stock price of $6.44 per share; the conversion price of $6.98; 3 year term; risk free rate of 0.81% and volatility of 76.85%.

9.	Equity Transactions

Stock Options

The following table summarizes the activity relating to the Company’s stock options for the six months ended December 31, 2022:

	Options	Weighed-Average Exercise Price	Weighted Remaining Average Contractual Term	Aggregate Intrinsic Value
Outstanding at June 30, 2022	3,398,764	7.42	6.8	-
Granted	205,000	6.08	5.2	347,350
Options Expired	(5,200)	28.69	-	-
Options Canceled	(49,667)	7.74	-	-
Options Exercised	(100,100)	7.60	-	-
Outstanding at December 31, 2022	3,448,797	$7.29	6.2	$5,601,237
Exercisable at December 31, 2022	1,008,808	$9.19	5.8	$703,756

The fair value of each option grant on the date of grant is estimated using the Black-Scholes option. The pricing model reflects the following weighted-average assumptions for the six months ended December 31, 2022 and 2021:

	December 31, 2022	December 31, 2021
Expected life of options (In years)	5.2	5
Expected volatility	79.52%	74.96%
Risk free interest rate	3.61%	0.80%
Dividend Yield	0%	0%

Expected volatility is based on the historical volatilities of the daily closing price of the common stock of three comparable companies and the expected life of options is based on historical data with respect to employee exercise periods. The Company accounts for forfeitures as they are incurred.

The total stock option-based compensation expense for three-month ended December 31, 2022 and 2021 was of $1,712,787 and $1,147,422, respectively and for the six months ended December 31,2022 and 2021 was $2,591,427 and $3,074,384, respectively.

The following is a summary of stock options outstanding and exercisable by exercise price as of December 31, 2022:

Exercise Price	Outstanding	Weighted Average Contract Life	Exercisable
$1.69	124,520	4.5	-
$1.81	10,000	4.4	-
$1.98	72,000	4.4	2,000
$2.74	124,167	9.1	-
$2.80	5,600	2.1	5,600
$3.20	248,167	9.1	24,833
$3.24	25,000	9.1	-
$3.75	4,800	1.1	4,800
$5.04	755,000	4.6	188,750
$5.21	10,000	9.9	-
$6.12	195,000	4.9	-
$6.25	1,600	0.8	1,600
$7.50	1,600	1.0	1,600
$7.74	1,241,668	8.6	447,000
$8.75	1,600	1.0	1,600
$9.54	800	2.8	800
$9.90	800	2.8	800
$12.50	4,000	0.1	4,000
$13.91	618,475	3.0	321,425
$42.09	4,000	3.1	4,000
	3,448,797		1,008,808

Issuance of common stock for cash

During the three months ended September 30, 2021, the Company issued 2,592,000 of its Class A common stock at $8.00 per share in connection with its registered public offering of approximately $18.5 million, net of issuance costs of approximately $2.2 million.

On August 31, 2022, the Company entered into a Controlled Equity Offering Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. and B. Riley Securities, Inc. (collectively, the “Agents”), pursuant to which the Company may issue and sell from time-to-time shares of the Company’s common stock through the Agents, subject to the terms and conditions of the Sales Agreement. During the three months ended December 31, 2022, the Company sold 4,312,741 shares of common stock under the Sales Agreement for total net proceeds of $32.5 million after 3% commissions and expenses of approximately $1.2 million. During the six months ended December 31, 2022, the Company sold 5,857,613 shares of common stock under the Sales Agreement for total net proceeds of $38.4 million after 3% commissions and expenses of approximately $1.6 million.

Issuance of common stock through exercise of stock options and warrants

During the three months ended December 31, 2022, the Company issued 21,882 shares of common stock pursuant to a cashless exercise of stock options to purchase 99,300 shares at an average exercise price of $7.64

In November 2022, the Company issued 800 shares of common stock pursuant to a cash exercise of stock options to purchase 800 shares at an average exercise price of $2.80 per share.

In October, the Company issued 3,590 shares of common stock pursuant to a cashless exercise of warrants to purchase 8,000 shares at an average exercise price of $2.25.

Issuance of restricted stock units for services

On August 20, 2021, the Company awarded 58,759 restricted stock units (“RSUs”) to the Company’s President and CEO under the Company’s 2019 Omnibus Incentive Equity Plan (the “2019 Omnibus Plan”) as his salary for the period from April 27, 2021, the date of his appointment, through December 31, 2021. The number of RSUs awarded was based on a prorated annual base salary of $600,000 at a 10% discount to the grant date fair value of $7.74 per share of the Company’s common stock. Each RSU awarded to the CEO entitled him to receive one share of common stock upon vesting. A total of 15,339 RSUs (representing the pro rata portion of the RSU award for the period from April 27, 2021 to June 30, 2021) vested at the grant date, 21,710 vested at September 30, 2021 and remaining 21,710 vested at December 31, 2021. Accordingly, the CEO was issued an aggregate of 58,759 shares of common stock over the vesting period of the RSUs. The stock-based compensation expense related to these RSUs was $384,456.

On June 21, 2022, the Company awarded 124,520 RSUs to the President and CEO under the Company’s 2019 Omnibus Plan. Each RSU awarded to the CEO entitles him to receive one share of common stock upon vesting. The RSUs vest in three equal annual installments over three years on the anniversary grant date. The grant date fair value was $1.69 per share of the Company’s common stock. The stock-based compensation expense related to these RSUs was $17,537 and $35,074 for the three and six months ended December 31, 2022, respectively.

On November 23, 2022, the Company awarded 506,496 RSUs to certain employees and a consultant, with a grant date fair value of $6.12 per share. Twenty-five percent of these RSU vested on the grant date and the remaining RSUs vest in three equal installments over three years beginning on the first anniversary of the grant date. For the three months ended December 31, 2022, the stock-based compensation expense related to these RSUs was $584,424.

On November 23, 2022, the Company issued equity awards for the board of directors’ annual compensation. Four directors received RSUs to purchase a total of 155,636 shares of common stock at the grant date fair value of $6.12 per share, a total cost of $952,492 recognized as stock compensation in the three months ended December 31, 2022. Three directors received stock options to purchase 195,000 shares of common stock at an exercise price of $6.12 per share, the grant date fair value. The total stock compensation cost of stock options of $791,700 was recognized in the three months ended December 31, 2022. The equity awards vest every three months beginning from the last annual shareholders’ meeting on November 9, 2022 on February 9, 2023, May 9, 2023, August 9, 2023 and the earlier of November 9, 2023 or the next annual shareholders’ meeting. While the agreements contain certain contractual vesting terms, there are circumstances where the vesting can be accelerated that is not within the Company‘s control and as a result, for accounting purposes, the awards are assumed to have been fully vested on the grant date, accordingly, the Company recognized the total compensation cost of $1,744,192 on November 23, 2022.

Issuance of Stock Options

On August 20, 2021, the Company granted, under the 2019 Omnibus Plan, stock options to purchase 1,365,835 shares of common stock to the executive management team. Twenty percent of the shares underlying the options awarded vested on the grant date, and the remaining 80% will vest equally over a 5-year period, on the first, second, third, fourth and fifth anniversary of the grant date. The exercise price of the options is $7.74 per share, the grant date fair value of the stock, and the options terminate on the earlier of the tenth anniversary of the grant date or the date on which the options have been fully exercised.

Pursuant to a former employee Separation Agreement, dated April 11, 2022, the Company modified a former employee’s stock option award granted on August 20, 2021 pursuant to the 2019 Omnibus Plan (“2021 Options Grant”). Pursuant to the terms of the Separation Agreement, effective on July 8, 2022 (“the Separation Date”), the Company accelerated the vesting of options scheduled to vest on the first and second anniversary of the grant date as deemed vested (“Accelerated Options”) and after giving effect to the Accelerated Options, extended the exercise period of the total vested outstanding and unexercised options (totaling 74,500 options) to one year following the Separation Date. The unvested portion of the 2021 Option Grant (totaling 49,667 options) was canceled. The modification was remeasured as of July 8, 2022 and the incremental difference totaled $181,154, net credit, due to the original exercise price of $7.74 being greater than the stock price of $1.80 on the remeasurement date, and accordingly was recognized on July 8, 2022.

On December 6, 2022, the Company granted stock options to purchase 10,000 shares of common stock to a new employee. Twenty percent (20%) of the shares underlying the options awarded vest on the one year anniversary of the grant date, and the remaining 80% vest in equal monthly installments over 48 month. The exercise price is $5.21 per share, the grant date fair value, and the options terminate on the tenth anniversary of the grant date.

Stock Warrants

The following table summarizes warrant activity during the six months ended December 31, 2022:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value
Outstanding and exercisable at June 30, 2022	510,372	$6.17	3.8	$-
Granted	7,272,728	1.82	4.9	-
Expired	(4,815)	75.00	-	-
Exercised	(8,000)	2.25	-	-
Outstanding and exercisable at December 31, 2022	7,770,285	$2.06	4.5	$44,537,323

Of the above warrants, 101,380 expire in the fiscal year ending June 30, 2025, 35,175 expire in the fiscal year ending June 30, 2026, and 7,633,730 expire in the fiscal year ending June 30, 2027.

10.	Leases

Office Lease

The Company paid an annual rent of $2,200 for its headquarters at 680 W Nye Lane, Suite 201, Carson City Nevada 897603. The rental agreement is for a one year term.

On February 26, 2022, the Company’s San Diego office relocated to 5090 Shoreham Place, San Diego, CA 92122. The term for the new office lease is 38 months and commenced on March 1, 2022. The monthly base rate of $4,175 begins June 1, 2022, with annual increases of three percent.

The operating lease cost recognized in our statement of operations was approximately $13,000 and $27,700 for the three months ended December 31, 2022 and 2021, respectively. The operating lease cost recognized in our statement of operations was approximately $25,900 and $53,100 for the six months ended December 31, 2022 and 2021, respectively.

The following table provides balance sheet information related to leases as of December 31, 2022 and June 30, 2022:

	December 31, 2022	June 30, 2022
Assets
Operating lease, right-of-use asset, net	$100,038	$118,254

Liabilities
Current portion of operating lease liabilities	$41,788	$38,884
Operating lease liabilities, net of current portion	65,835	87,414
Total operating lease liabilities	$107,623	$126,298

At December 31, 2022, the future estimated minimum lease payments under non-cancelable operating leases are as follows:

Year ending June 30, 2023 (Remaining 6 months)	$25,550
2024	52,156
2025	44,636
Toal minimum lease payments	122,342
Less amount representing interest	(14,719)
Present value of future minimum lease payments	107,623
Less currrent portion of operating lease liabilities	(41,788)
Operating lease liabilities, net of current portion	$65,835

The weighted average remaining lease term and discount rate as of December 31, 2022 and June 30, 2022 were as follows:

	December 31, 2022	June 30, 2022
Weighted average remaining lease term (Years)
Operating leases	2.3	2.8
Weighted average discount rate
Operating leases	10.75%	10.75%

11.	Commitments and Contingencies

Royalty Agreements

Pursuant to the Agreement and Plan of Merger entered into on April 11, 2016, by and between our predecessor entities, LAT Pharma and NanoAntibiotics, Inc., the Company is obligated to pay a low single digit royalty on net sales of BIV201 (continuous infusion terlipressin) to be shared by the members of LAT Pharma Members, PharmaIn Corporation, and The Barrett Edge, Inc.

Pursuant to the Technology Transfer Agreement entered into on July 25, 2016, by and between the Company and the University of Padova (Italy), the Company is obligated to pay a low single digit royalty on net sales of all terlipressin products covered by US patent no. 9,655,645 and any future foreign issuances, capped at a maximum of $200,000 per year.

12.	Employee Benefit Plan

On August 1, 2021, the Company began sponsoring an employee benefit plan subject to Section 401(K) of the Internal Revenue Service Code (the “401K Plan”).

Subject to certain limitations in the Internal Revenue Code, eligible employees are permitted to make contributions to the 401K Plan on a pre-tax salary reduction basis and the Company will match 5% of the first 5% of an employee’s contributions to the 401K Plan. For the three months ended December 31, 2022 and 2021, the Company made contributions of approximately $19,000 and $23,000, respectively. For the six months ended December 31, 2022 and 2021, the Company made contributions of approximately $64,192 and $46,600, respectively.

13.	Subsequent Events

In January 2023, the Company sold 483,036 shares of common stock for net proceeds of $2.9 million net of 3% commission and expenses totaling approximately $90,000 under the Sales Agreement with the Agents.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. Any statements contained in this report that are not statements of historical fact may be forward-looking statements. When we use the words “intends,” “estimates,” “predicts,” “potential,” “continues,” “anticipates,” “plans,” “expects,” “believes,” “should,” “could,” “may,” “will” or the negative of these terms or other comparable terminology, we are identifying forward-looking statements. Forward-looking statements involve risks and uncertainties, which may cause our actual results, performance or achievements to be materially different from those expressed or implied by forward-looking statements. These factors include, among others: our research and development activities and distributor channel; compliance with regulatory requirements; and our ability to satisfy our capital needs Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.

You are cautioned not to place undue reliance on the forward-looking statements in this report, which speak only as of the date of this report. Except as may be required by applicable law, we do not undertake or intend to update or revise our forward-looking statements, and we assume no obligation to update any forward-looking statements contained in this report as a result of new information or future events or developments, except as required by law. Thus, you should not assume that our silence over time means that actual events are bearing out as expressed or implied in such forward-looking statements. You should carefully review and consider the various disclosures we make in this report and our other reports filed with the Securities and Exchange Commission (the “SEC”) that attempt to advise interested parties of the risks, uncertainties and other factors that may affect our business.

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

In neurodegenerative disease, the Company acquired the biopharmaceutical assets of NeurMedix, Inc. (“NeurMedix”), a privately held clinical-stage pharmaceutical company, in June 2021 (See Note 5 Related Party Transactions). The acquired assets included NE3107, a potentially selective inhibitor of inflammatory extracellular single-regulated kinase (“ERK”) signaling that, based on animal studies, is believed to reduce neuroinflammation. NE3107 is a novel orally administered small molecule that is thought to inhibit inflammation-driven insulin resistance and major pathological inflammatory cascades with a novel mechanism of action. There is emerging scientific consensus that both inflammation and insulin resistance may play fundamental roles in the development of Alzheimer’s Disease (AD) and Parkinson’s Disease (PD), and NE3107 could, if approved, represent an entirely new medical approach to treating these devastating conditions affecting an estimated 6 million Americans suffering from AD and 1 million Americans suffering from PD. In August 2021, the Company initiated the FDA authorized potentially pivotal Phase 3 randomized, double-blind, placebo-controlled, parallel group, multicenter study to evaluate NE3107 in subjects who have mild to moderate Alzheimer’s disease (NCT04669028). The Company is targeting primary completion of this study in the third quarter of calendar year 2023.

In December 2022, the Company released topline results from its Phase 2 study assessing NE3107’s safety and tolerability and potential pro-motoric impact in PD patients. The NM201 study (NCT05083260) was a double-blind, placebo-controlled, safety, tolerability, and pharmacokinetics study in PD participants treated with carbidopa/levodopa and NE3107. Forty-five patients with a defined L-dopa “off state” were randomized 1:1 to placebo:NE3107 20 mg twice daily for 28 days. The trial was launched with two design objectives: 1) the primary objectives are safety and a drug-drug interaction study (as requested by the FDA) to demonstrate the absence of adverse interactions of NE3107 with levodopa; and 2) the secondary objective is to determine if preclinical indications of promotoric activity and apparent enhancement of levodopa activity can be seen in humans. Both objectives of the study were met. The Company continues to process its findings from its completed NM201 study as it prepares for the next round of clinical studies in PD.

 In liver disease, the Company’s Orphan drug candidate BIV201 (continuous infusion terlipressin), with FDA Fast Track status, is being evaluated in a US Phase 2b study for the treatment of refractory ascites due to liver cirrhosis with top-line results anticipated in mid-2023. BIV201 is administered as a patent-pending liquid formulation. The active agent is approved in the U.S. and in about 40 countries for related complications of advanced liver cirrhosis.

Comparison of the three months ended December 31, 2022 to the three months ended December 31, 2021

Net loss

The net loss for the three months ended December 31, 2022 was approximately $15.7 million as compared $5.4 million for the three months ended December 31, 2021. The increase in net loss of approximately $10.3 million was primarily due to increased losses from operations of $4.8 million due to increased clinical activities, an increase in interest expense of approximately $737,000 million from the notes payable financing obtained in November 2021 and a change in fair value of derivative liabilities of approximately $4.8 million.

Total operating expenses for the three months ended December 31, 2022 were approximately $11.5 million as compared to $6.7 million for the three months ended December 31, 2021.  The net increase of approximately $4.8 million for the three months ended December 31, 2022 was due to an increase in research and development expenses of approximately $2.3 million due to increased clinical activities and an increase in selling general and administrative expenses of approximately $2.5 million.

Research and Development Expenses

Research and development expenses were approximately $7.0 million and $4.7 million for the three months ended December 31, 2022 and 2021, respectively. The net increase of approximately $2.3 million, was comprised of a net increase in clinical study activities of approximately $1.4 million, offset by a decline in other development activities of approximately $526,000 ; and increase in Chemistry, Manufacturing and Control of approximately $542,000, and an increase in compensation expense of approximately $973,000 related to the Company’s expansion of the clinical team and consultants supporting its increased clinical activities over the three months ended December 31, 2021.

The increase in research and development expenses of $1.3 million was primarily due to the Neuroscience NE3107 studies, which were significantly more active during the three months ended December 31, 2022 compared to the three months ended December 31, 2021. The Parkinson’s Phase 2 study initiated in January 2022, became fully enrolled with the top-line data read reported in December 2022 and the Alzheimer Phase 3 study is approaching full enrollment. Our Orphan drug candidate BIV201’s Phase 2b study, which was initiated in June 2021, accounted for approximately $100,000 of the net increase in research and development expenses for three months ended December 31, 2022.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were approximately $4.4 million and $1.9 million for the three months ended December 31, 2022 and 2021, respectively. The net increase of approximately $2.5 million was primarily attributed to increased stock compensation expense of approximately $1.7 million related to the board of directors’ annual compensation, a net increase in management compensation expenses of approximately $342,000, due to an increase in staff from 2 to 4 persons, and equity awards granted in the three months ended December 31, 2022, and increased legal, investor advisory and other professional fees totaling approximately $478,000.

Other Income and Expense

Other expense, net was $4.2 million for the three months ended December 31, 2022 compared to other income of $1.3 million for the three months ended December 31, 2021. The net increase in other expense of $5.5 million was due to an increase in interest expense of approximately $737,000, which was attributed to the $15 million debt financing obtained in November 2021 and the change in fair value of the related derivative liabilities recognized for the three months ended December 31, 2022 was approximately $4.8 million.

Comparison of the six months ended December 31, 2022 to the six months ended December 31, 2021

Net loss

The net loss for the six months ended December 31, 2022 was approximately $26.1 million as compared to $11.0 million for the six months ended December 31, 2021. The increase in net loss of approximately $15.1 million was primarily due to increased losses from operations of $8.1 million due to increased clinical activities, an increase in interest expense of approximately $1.8 million from the notes payable financing obtained in November 2021, and a change in fair value of derivative liabilities of approximately $5.3 million.

Total operating expenses for the six months ended December 31, 2022 were approximately $20.3 million as compared to $12.2 million for the six months ended December 31, 2021.  The net increase of approximately $8.1 million during the six months ended December 31, 2022 was due to an increase in research and development expenses of approximately $6.0 million due to our increased clinical activities, and an increase in selling general and administrative expenses of approximately $2.0 million.

Research and Development Expenses

Research and development expenses were approximately $13.8 million and $7.8 million for the six months ended December 31, 2022 and 2021, respectively. The net increase of approximately $6.0 million, was comprised of a net increase of $5.4 million from increased clinical activities, offset by a decline in other development activities of approximately $543,000, an increase in Chemistry, Manufacturing and Control expense of approximately $542,000, and an increase in compensation expense of approximately $537,000 due to the Company’s expansion of the clinical team and consultants supporting our increased clinical activities over the six months ended December 31, 2021.

The increase in research and development expenses of $5.3 million was primarily due to the Neuroscience NE3107 studies, which were significantly more active during the six months ended December 31, 2022 compared to the six months ended December 31, 2021. The Parkinson’s Phase 2 study initiated in January 2022, became fully enrolled, with the top-line data read reported in December 2022, and the Alzheimer Phase 3 study is approaching full enrollment. Our Orphan drug candidate BIV201’s Phase 2b study, which was initiated in June 2021, accounted for approximately $100,000 of the net increase in research and development expenses for six months ended December 31, 2022.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were approximately $6.4 million and $4.3 million for the six months ended December 31, 2022 and 2021, respectively. The net increase of approximately $2.1 million was primarily attributed to increased stock compensation expense of approximately $1.8 million related to the board of directors’ annual compensation; a net increase in legal, investor relations and other professional fees totaling approximately $462,000, an increase in management compensation expense of approximately $477,000 due to an increase in staff from two to four persons, offset by stock compensation expense of approximately $758,000.

Other Income and Expense

Other expense, net was $5.8 million for the six months ended December 31, 2022 compared to other income of $1.3 million. The net increase in other expense of $7.1 million represented an increase in interest expense of approximately $1.8 million attributed to the $15 million debt financing obtained in November 2021 and the change in fair value of the related derivative liabilities recognized for the six months ended December 31, 2022 of approximately $5.3 million.

Capital Resources and Liquidity

As of December 31, 2022, the Company had cash of approximately $45.7 million, working capital of approximately $38.2 million, stockholders’ equity of approximately $26.1 million, and an accumulated deficit of approximately $277.1 million. In the three months ended December 31, 2022, the Company sold 4.3 million shares of its common stock under its Controlled Equity Offering Sales Agreement with Cantor Fitzgerald & Co and B. Riley Securities, Inc. for total net proceeds of $32.5 million after 3% commissions and cost totaling approximately $1.2 million.

The Company has not generated any revenues and no revenues are expected in the foreseeable future. The Company’s future operations are dependent on the success of the Company’s ongoing development and commercialization efforts, as well as its ability to secure additional financing.  Management expects that future sources of funding may include sales of equity, obtaining loans, or other strategic transactions.

The duration and spread of the COVID-19 pandemic and the long-term impact of COVID-19 and its variants on the financial markets and the overall economy continue to be highly uncertain and cannot be predicted at this time. If the financial markets and/or the overall economy are impacted for an extended period, the Company’s ability to raise funds may be materially adversely affected. In addition, the COVID-19 pandemic has created a widespread labor shortage, including a shortage of medical professionals, and has impacted and may continue to impact the potential patient participation in our studies, which may adversely impact our ability to continue or complete our clinical trials in the planned timeline.

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

Critical Accounting Policies and Estimates

For the six-month period ended December 31, 2022, there were no significant changes to the Company’s critical accounting policies as identified in the Annual Report Form 10-K for the fiscal year ended June 30, 2022.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15f and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We rely and will continue to rely on third parties to conduct our clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may not be able to obtain regulatory approval of or commercialize our product candidates.

We depend, and will continue to depend, on contract research organizations (“CROs”), clinical trial sites and clinical trial principal investigators, contract laboratories, and other third parties to conduct our clinical trials. We rely heavily on these third parties over the course of our clinical trials, and we control only certain aspects of their activities. Nevertheless, we are responsible for ensuring that each of our studies is conducted in accordance with the protocol and applicable legal, regulatory, and scientific standards and regulations, and our reliance on third parties does not relieve us of our regulatory responsibilities. We and these third parties are required to comply with current good clinical practices (“cGCPs”), which are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities for the conduct of clinical trials on product candidates in clinical development. Regulatory authorities enforce cGCPs through periodic inspections and for-cause inspections of clinical trial principal investigators and trial sites. If we or any of these third parties fail to comply with applicable cGCPs or fail to enroll a sufficient number of patients, we may be required to conduct additional clinical trials to support our marketing applications, which would delay the regulatory approval process. Moreover, our business may be implicated if any of these third parties violates federal, state, or foreign fraud and abuse or false claims laws and regulations or healthcare privacy and security laws, or provide us or government agencies with inaccurate, misleading, or incomplete data.

Although we design the clinical trials for our product candidates, our CROs will facilitate and monitor our clinical trials. As a result, many important aspects of our clinical development programs, including site and investigator selection, and the conduct and timing and monitoring of the study, will be partly or completely outside our direct control. Our reliance on third parties to conduct clinical trials will also result in less direct control over the collection, management, and quality of data developed through clinical trials than would be the case if we were relying entirely upon our own employees. Communicating with third parties can also be challenging, potentially leading to mistakes as well as difficulties in coordinating activities.

Any third parties conducting our clinical trials are not, and will not be, our employees and, except for remedies available to us under our agreements with these third parties, we cannot control whether they devote sufficient time and resources to our ongoing preclinical, clinical, and nonclinical programs. These third parties may also have relationships with other commercial entities, including our competitors, for whom they may also be conducting clinical trials or other drug development activities, which could affect their performance on our behalf. If these third parties do not successfully carry out their contractual duties or obligations or meet expected deadlines, if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols or regulatory requirements, or if there are other difficulties with such third parties, such as staffing difficulties, changes in priorities, or financial distress, our clinical trials may be extended, delayed, or terminated. As a result, we may not be able to complete development of, obtain regulatory approval of, or successfully commercialize our product candidates. As a result, our financial results and the commercial prospects for our product candidates will be harmed, our costs could increase, and our ability to generate revenue could be delayed.

If any of our relationships with trial sites, or any CRO that we may use in the future, terminates, we may not be able to timely enter into arrangements with alternative trial sites or CROs, or do so on commercially reasonable terms. Switching or adding clinical trial sites or CROs to conduct our clinical trials involves substantial cost and requires extensive management time, training, and focus. In addition, there is a natural transition lag when a new third party must learn about our product candidates and protocols, which can result in delays that may materially impact our ability to meet our desired clinical development timelines.

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

BioVie has also filed a PCT (“Patent Cooperation Treaty”) application covering our novel liquid formulations of terlipressin (international patent application PCT/US2020/034269 published as WO2020/237170) and we are seeking patent protection in the United States, Europe, China, Japan and eight other jurisdictions. As of December 31, 2022, we have fifteen (15) issued U.S. patents, one (1) pending U.S. patent application, one (1) pending PCT application and six (6) issued foreign patents directed to protecting NE3107 and related compounds and methods of making and using thereof. However, there can be no assurance that our pending patent applications will result in issued patents, or that any issued patent claims from pending or future patent applications will be sufficiently broad to protect BIV201, NE3107, or any other product candidates or to provide us with competitive advantages.

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

In addition, as of December 31, 2022, there were warrants outstanding to purchase an aggregate of 7,770,285 shares of common stock at exercise prices ranging from $1.82 to $12.50 per share and 3,448,797 shares issuable upon exercise of outstanding options at exercise prices ranging from $1.69 to $42.09 per share. Our Loan Agreement entered into on November 30, 2021 contains a conversion feature whereby at the option of lender, up to $5 million of the outstanding loan amount may be converted into shares of common stock at a conversion price of $6.98 per share. We may grant additional options, warrants or stock awards. To the extent such shares are issued, the interest of holders of our common stock will be diluted.

Moreover, we are obligated to issue shares of common stock upon achievement of certain clinical, regulatory and commercial milestones with respect to certain of our drug candidates (i.e., NE3107, NE3291, NE3413, and NE3789) pursuant to the asset purchase agreement, dated April 27, 2021, by and among the Company, NeurMedix, Inc. and Acuitas, as amended on May 9, 2021. The achievement of these milestones could result in the issuance of up to 18 million shares of our common stock, further diluting the interest of holders of our common stock.

Certain stockholders who are also officers and directors of the Company may have significant control over our management.

As of December 31, 2022, our directors and executive officers currently own an aggregate 24,431,826 shares of our common stock, which currently constitutes 67.9% of our issued and outstanding common stock. As a result, directors and executive officers may have a significant influence on our affairs and management, as well as on all matters requiring member approval, including electing and removing members of our board of directors, causing us to engage in transactions with affiliated entities, causing or restricting our sale or merger, and certain other matters. Our Chairman, Mr. Terren Peizer, may be deemed to beneficially own the shares held by Acuitas. Such concentration of ownership and control could have the effect of delaying, deferring or preventing a change in control of us even when such a change of control would be in the best interests of our stockholders.

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

As of December 31, 2022 our Articles of Incorporation, as amended, authorize the issuance of 800,000,000 shares of common stock, and we had 34,504,332 shares of common stock outstanding. Accordingly, we may issue up to an additional 753,719,062 shares of common stock. The future issuance of common stock may result in substantial dilution in the percentage of our common stock held by our then existing stockholders. We may value any common stock in the future on an arbitrary basis. The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors, might have an adverse effect on any trading market for our common stock and could impair our ability to raise capital in the future through the sale of equity securities.

Item 2. Unregistered sales of equity securities

None.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

(a) Exhibit index

Exhibit

4.1	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K/A (File No. 001-39015) filed on July 18, 2022).

10.1*	Amendment No. 2 to Asset Purchase Agreement, dated January 13, 2023, by and between BioVie Inc. and Acuitas Group Holdings, LLC, and Acuitas Group Holdings, LLC, solely for purposes of Section 10.16 of the Agreement

31.1*	Certification of Chief Executive Officer (Principal Executive Officer) required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer (Principal Financial Officer) required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1**	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer (Principal Financial Officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith.

**	Furnished herewith. This certification is being furnished solely to accompany this report pursuant to 18 U.S.C. Section 1350, and is not being filed for purposes of Section 18 of the Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filings of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BioVie Inc.,

Signature	Titles	Date

/s/ Cuong V Do
Cuong V Do	Chairman and Chief Executive Officer (Principal Executive Officer)	February 10, 2023

/s/ Joanne Wendy Kim
Joanne Wendy Kim	Chief Financial Officer (Principal Financial and Accounting Officer)	February 10, 2023