Form 10-Q
period 2023-03-31
BIOVIE INC.
filed 2023-05-12
CIK 1580149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2023

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

Yes ☐                                          No ☒

There were 36,280,541 shares of the Registrant’s $0.0001 par value Class A common stock outstanding as of May 5, 2023.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements	1
	Condensed Balance Sheets at March 31, 2023 (unaudited) and June 30, 2022	1
	Condensed Statements of Operations and other comprehensive income (unaudited) - for the three months and nine months ended March 31, 2023 and 2022	2
	Condensed Statements of Cash Flows (unaudited) - for the nine months ended March 31, 2023 and 2022	3
	Condensed Statements of Changes in Stockholders’ Equity (unaudited) - for the periods from July 1, 2021 through March 31, 2022 and July 1, 2022 through March 31, 2023	4
	Notes to Unaudited Condensed Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22
Item 4.	Controls and Procedures	22

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	23
Item 1A.	Risk Factors	23
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	28
Item 3.	Defaults Upon Senior Securities	28
Item 4.	Mine Safety Disclosures	28
Item 5.	Other Information	28
Item 6.	Exhibits	29

SIGNATURES		30

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

BioVie Inc.

Condensed Balance Sheets

	March 31	June 30,
	2023	2022
ASSETS	(Unaudited)

CURRENT ASSETS:
Cash and cash equivalents	$31,276,197	$18,641,716
Investments in U.S. Treasury Bills	12,521,448	-
Prepaids and other assets	249,790	137,879
Total current assets	44,047,435	18,779,595

Operating lease right-of-use assets	90,549	118,254
Intangible assets, net	694,439	866,472
Goodwill	345,711	345,711
Other assets, non-current	4,562	4,562

TOTAL ASSETS	$45,182,696	$20,114,594

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$4,839,209	$2,442,804
Current portion of other liabilities	193,542	1,304,925
Current portion of operating lease liabilities	43,314	38,884
Current portion of Note payable, net of financing cost, unearned premium and discount of $1,108,932 at March 31, 2023	6,391,068	-
Warrant liabilities	1,956,781	194,531
Embedded derivative liability	2,580,425	188,030
Total current liabilities	16,004,339	4,169,174

Other liabilities, net of current portion	-	48,385
Operating lease liabilities, net of current portion	54,465	87,414
Note payable, net of current portion, financing cost, unearned premium and discount of $94,368 at March 31, 2023 and $2,861,314 at June 30, 2022	7,405,632	12,138,686
TOTAL LIABILITIES	23,464,436	16,443,659

Commitments and contingencies (Note 12)

STOCKHOLDERS’ EQUITY :

Preferred stock; $0.001 par value; 10,000,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock, $0.0001 par value; 800,000,000 shares authorized at March 31, 2023 and June 30, 2022, respectively; 36,153,911 shares issued of which 36,131,311 shares outstanding at March 31, 2023 and 24,984,083 issued and outstanding at June 30, 2022;	3,613	2,496
Additional paid in capital	313,811,910	254,638,329
Accumulated other comprehensive income	16,505
Accumulated deficit	(292,113,766)	(250,969,890)
Treasury Stock	(2)	-
Total stockholders’ equity	21,718,260	3,670,935

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$45,182,696	$20,114,594

See accompanying notes to unaudited condensed financial statements

BioVie Inc.

Condensed Statements of Operations and Other Comprehensive Income

(Unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	March 31, 2023	March 31, 2022	March 31, 2023	March 31, 2022

OPERATING EXPENSES:
Amortization	$57,344	$57,344	$172,033	$172,032
Research and development expenses	11,196,835	3,577,142	24,999,665	11,385,586
Selling, general and administrative expenses	2,520,330	2,114,348	8,931,957	6,403,508
TOTAL OPERATING EXPENSES	13,774,509	5,748,834	34,103,655	17,961,126

LOSS FROM OPERATIONS	(13,774,509)	(5,748,834)	(34,103,655)	(17,961,126)

OTHER EXPENSE (INCOME):
Change in fair value of derivative liabilities	366,093	386,450	4,154,645	(1,168,804)
Interest expense	1,082,762	918,633	3,192,631	1,236,010
Interest income	(182,201)	(13,273)	(307,055)	(32,621)
TOTAL OTHER EXPENSE, NET	1,266,654	1,291,810	7,040,221	34,585

NET LOSS	$(15,041,163)	$(7,040,644)	$(41,143,876)	$(17,995,711)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(15,041,163)	$(7,040,644)	$(41,143,876)	$(17,995,711)

NET LOSS PER COMMON SHARE
- Basic	$(0.43)	$(0.28)	$(1.32)	$(0.73)
- Diluted	$(0.43)	$(0.28)	$(1.32)	$(0.73)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
- Basic	35,325,580	24,984,083	31,217,382	24,555,382
- Diluted	35,325,580	24,984,083	31,217,382	24,555,382

NET LOSS	$(15,041,163)	$(7,040,644)	$(41,143,876)	$(17,995,711)

Other comprehensive income
Unrealized gain on investments for available-for-sale	16,505	-	16,505	-
Other comprehensive income	16,505	-	16,505	-
Comprehensive loss	$(15,024,658)	$(7,040,644)	$(41,127,371)	$(17,995,711)

See accompanying notes to unaudited condensed financial statements

BioVie Inc.

Condensed Statements of Cash Flows

(Unaudited)

	Nine Months Ended	Nine Months Ended
	March 31, 2023	March 31, 2022

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(41,143,876)	$(17,995,711)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of intangible assets	172,033	172,032
Stock based compensation - restricted stock units	1,589,526	384,454
Stock based compensation expense - stock options	3,480,425	4,004,718
Amortization of financing costs	127,664	56,740
Accretion of unearned loan discount	1,201,083	533,815
Accretion of loan premium	329,267	94,444
Change in operating lease right-of-use assets	27,705	(77)
Change in fair value of derivative liabilities	4,154,645	(1,168,804)
Change in operating assets and liabilities
Prepaids and other assets	(111,911)	(191,480)
Accounts payable and accrued expenses	2,396,405	209,949
Operating lease liabilities	(28,519)	-
Other liabilities	(1,159,768)	774,167
Net cash used in operating activities	(28,965,321)	(13,125,753)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of U.S. Treasury Bills	(12,504,943)	-
Net cash used in investing activities	(12,504,943)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	48,196,665	18,511,009
Proceeds from note payable net of financing costs	-	14,609,915
Proceeds from exercise of stock options	2,240	-
Net proceeds from issuance of common stock - Related Party	5,905,840	-
Net cash provided by financing activities	54,104,745	33,120,924

Net increase in cash and cash equivalents	12,634,481	19,995,171

Cash and cash equivalents, beginning of period	18,641,716	4,511,642

Cash and cash equivalents, end of period	$31,276,197	$24,506,813

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$62,693	$551,011

SCHEDULE OF NON-CASH FINANCING AND INVESTING ACTIVITIES:
Right of use assets obtained in exchange for lease obligations	$-	$130,039
Unrealized gain on U.S. Treasury Bills	$16,505	$-

See accompanying notes to unaudited condensed financial statements

BioVie Inc.

Condensed Statements of Changes in Stockholders’ Equity

For the periods July 1, 2021 through March 31, 2022

(Unaudited)

						Accumulated
			Additional			Other		Total
	Common Stock	Common Stock	Paid in	Treasury Stock	Treasury Stock	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Income	Deficit	Equity

Balance, June 30, 2021	22,333,324	$2,232	$229,933,505	-	$-	$-	$(224,885,422)	$5,050,315

Proceeds from issuance of common stock,net of cost of $2,224,992	2,592,000	259	18,510,750	-	-	-	-	18,511,009

Stock-based compensation – restricted stock units	37,049	3	286,756	-	-	-	-	286,759

Stock option based compensation	-	-	1,926,962	-	-	-	-	1,926,962

Net loss	-	-	-	-	-	-	(5,540,753)	(5,540,753)

Balance, September 30, 2021	24,962,373	2,494	250,657,973	-	-	-	(230,426,175)	20,234,292

Stock-based compensation – restricted stock units	21,710	2	97,693	-	-	-	-	97,695

Stock option based compensation	-	-	1,147,422	-	-	-	-	1,147,422

Net loss	-	-	-	-	-	-	(5,414,317)	(5,414,317)

Balance, December 31, 2021	24,984,083	2,496	251,903,088	-	-	-	(235,840,492)	16,065,092

Stock option based compensation	-	-	930,334	-	-	-	-	930,334

Net loss	-	-	-	-	-	-	(7,040,644)	(7,040,644)

Balance, March 31, 2022	24,984,083	$2,496	$252,833,422	-	$-	$-	$(242,881,133)	$9,954,785

See accompanying notes to unaudited condensed financial statements

Condensed Statements of Changes in Stockholders’ Equity

For the periods July 1, 2022 through March 31, 2023

(Unaudited)

						Accumulated
			Additional			Other		Total
	Common Stock	Common Stock	Paid in	Treasury Stock	Treasury Stock	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Income	Deficit	Equity

Balance, June 30, 2022	24,984,083	$2,496	$254,638,329	-	$-	$-	$(250,969,890)	$3,670,935

Stock option based compensation	-	-	878,640	-	-	-	-	878,640

Stock-based compensation – restricted stock units	-	-	17,537	-	-	-	-	17,537

Proceeds from issuance of common stock, net of costs of $368,370	1,544,872	155	5,903,527	-	-	-	-	5,903,682

Proceeds from issuance of common stock, net of costs of $94,160 – Related Party	3,636,364	364	5,905,476	-	-	-	-	5,905,840

Net loss	-	-	-	-	-	-	(10,415,711)	(10,415,711)

Balance, September 30, 2022	30,165,319	3,015	267,343,509	-	-	-	(261,385,601)	5,960,923

Stock-based compensation – restricted stock units	-	-	1,554,453	-	-	-	-	1,554,453

Stock option based compensation	-	-	1,712,787	-	-	-	-	1,712,787

Cashless exercise of options	21,882	3	(3)	-	-	-	-	-

Cashless exercise of warrants	3,590	-	-	-	-	-	-	-

Proceeds from exercise of options	800	-	2,240	-	-	-	-	2,240

Proceeds from issuance of common stock, net of costs of $1,206,206	4,312,741	431	32,524,230	-	-	-	-	32,524,661

Net loss	-	-	-	-	-	-	(15,687,002)	(15,687,002)

Balance, December 31, 2022	34,504,332	3,449	303,137,216	-	-	-	(277,072,603)	26,068,062

Stock-based compensation – restricted stock units	-	-	17,536	-	-	-	-	17,536

Issuance of restricted stock units	134,501	13	(11)	(22,800)	(2)	-	-	-
								-
Stock option based compensation	-	-	888,998	-	-	-	-	888,998
								-
Proceeds from issuance of common stock, net of costs of $338,846	1,515,078	151	9,768,171	-	-	-	-	9,768,322

Net loss	-	-	-	-	-	-	(15,041,163)	(15,041,163)

Unrealized gain on available-for-sale securities	-	-	-	-	-	16,505	-	16,505

Balance, March 31, 2023	36,153,911	$3,613	$313,811,910	(22,800)	$(2)	$16,505	$(292,113,766)	$21,718,260

See accompanying notes to unaudited condensed financial statements

BIOVIE INC.

Notes to Condensed Financial Statements

For the Three and Nine Months Ended March 31, 2023 and 2022

(unaudited)

1.	Background Information

BioVie Inc. (the “Company” or “we” or “our”) is a clinical-stage company developing innovative drug therapies to treat chronic debilitating conditions including neurological and neuro-degenerative disorders and liver disease.

The Company acquired the biopharmaceutical assets of NeurMedix, Inc. (“NeurMedix”), a privately held clinical-stage pharmaceutical company, in June 2021 (See Note 5 Related Party Transactions). The acquired assets included NE3107, a potentially selective inhibitor of inflammatory extracellular single-regulated kinase(“ERK”) signaling that, based on animal studies, is believed to reduce neuroinflammation. NE3107 is a novel orally administered small molecule that is thought to inhibit inflammation-driven insulin resistance and major pathological inflammatory cascades with a novel mechanism of action. There is emerging scientific consensus that both inflammation and insulin resistance may play fundamental roles in the development of Alzheimer’s Disease (AD) and Parkinson’s Disease (PD), and NE3107 could, if approved represent an entirely new medical approach to treating these devastating conditions affecting an estimated 6 million Americans suffering from AD and 1 million Americans suffering from PD. In August 2021, the Company initiated the FDA authorized potentially pivotal Phase 3 randomized, double-blind, placebo-controlled, parallel group, multicenter study to evaluate NE3107 in subjects who have mild to moderate AD (NCT04669028). The Company is targeting primary completion of this study in the fourth quarter of calendar year 2023.

The Phase 2 study of NE3107 in Parkinson’s disease (“PD” (NCT05083260), completed in December was a double-blind, placebo-controlled, safety, tolerability, and pharmacokinetics study in PD participants treated with carbidopa/levodopa and NE3107. 45 patients with a defined L-dopa “off state” were randomized 1:1 to placebo:NE3107 20 mg twice daily for 28 days. This trial was launched with two design objectives: 1) the primary objectives are safety and a drug-drug interaction study as requested by the FDA to demonstrate the absence of adverse interactions of NE3107 with levodopa; and 2) the secondary objective is to determine if preclinical indications of promotoric activity and apparent enhancement of levodopa activity can be seen in humans. Both objectives were met. The Company continues to process its findings from its completed NM201 study as it prepares for the next round of clinical studies in PD.

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

The Company’s Orphan drug candidate BIV201 (continuous infusion terlipressin), with FDA Fast Track status is being evaluated in a US Phase 2b study for the treatment of refractory ascites due to liver cirrhosis was paused in March 2023. Data from the first 15 patients treated with BIV201 plus standard of care (SOC) resulted in a 34% reduction in ascites fluid during the 28 days after treatment initiation compared to the 28 days prior to treatment (p=0.0046). This improvement was significantly different from those treated with SOC only who experienced a mean increase in ascites fluid of 3.1% (BIV201 vs. SOC p=0.05). Patients who completed the treatment with BIV201 experienced a 53% reduction in ascites fluid (p=0.001), which was significantly different from those treated with SOC (p=0.007). This improvement was sustained in this group during the 3 months after treatment initiation as compared to the 3-month pre-treatment period (43% reduction, p=0.06). Overall treatment appeared to be well tolerated. There were no unexpected serious adverse events and overall safety was consistent with the patient population. The current trial (NCT04112199) evaluates the efficacy of BIV201 combined with SOC, compared to SOC alone, for the treatment of refractory ascites. Terlipressin was administered with a continuous low dose infusion via a portable pump in two 28-day treatment cycles. The primary endpoints are the incidence of complications of at least Grade 2 severity, and the change in cumulative ascites in the 12-week period following randomization compared to a 12-week pre-treatment period. The BIV201 trial planned to enroll 30 patients to be treated in the home care setting. The active agent is approved in the U.S. and in about 40 countries for related complications of advanced liver cirrhosis.

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

The Company’s operations are subject to a number of factors that can affect its operating results and financial conditions. Such factors include, but are not limited to: the results of clinical testing and trial activities; the Company’s ability to obtain regulatory approval to market its products; competition from products manufactured and sold or being developed by other companies; the price of, and demand for, Company products, if approved; the Company’s ability to negotiate favorable licensing or other manufacturing and marketing agreements for its products, if approved; and the Company’s ability to raise capital to support its operations. The Company’s financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of March 31, 2023, the Company had working capital of $28.0 million, cash and cash equivalents and US treasury bills totaling approximately $43.8 million, stockholders’ equity of approximately $21.7 million, and an accumulated deficit of approximately $292 million. The Company has not generated any revenue to date and no revenue is expected in the foreseeable future. The Company’s future operations are dependent on the success of the Company’s ongoing development and commercialization efforts, as well as its ability to secure additional financing as needed. Although our cash balance may sustain operations over the next 12 months from the balance sheet date if measures are taken to delay planned expenditures in our research protocols and slow the progress in the Company’s clinical programs, the Company’s current planned operations to meet certain goals and objectives project cash flows to be depleted within that period of time.

Management expects that future sources of funding may include sales of equity, obtaining loans, or other strategic transactions.

The duration and spread of the COVID-19 pandemic and the long-term impact of COVID-19 and any variants on the financial markets and the overall economy continue to be uncertain and cannot be predicted at this time. If the financial markets and/or the overall economy are impacted for an extended period, the Company’s ability to raise funds may be materially adversely affected.

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

Net loss per Common Share

Basic net loss per common share is computed by dividing the net loss attributable to common stockholders by the weighted average number of shares of Class A common stock, par value $0.0001 per share (“common stock”), outstanding during the period. Diluted net loss per common share is computed by dividing the net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding and potentially outstanding shares of common stock during the period to reflect the potential dilution that could occur from common shares issuable through stock options, warrants, and restricted stock units. For the three and nine months ended March 31, 2023, and 2022, such amounts were excluded from the diluted loss since their effect was considered anti-dilutive due to the net loss for the period.

The table below shows the number of outstanding stock options, warrants and restricted stock units as of March 31, 2023 and 2022:

	March 31, 2023	March 31, 2022
	Number of Shares	Number of Shares
Stock Options	3,443,997	2,438,044
Warrants	7,770,285	511,463
Restricted Stock Units	527,549	-
Total	11,741,831	2,949,507

Recent Accounting Pronouncements

The Company considers the applicability and impact of all Accounting Standards Updates (“ASUs”). There have been no recent ASUs that are expected to have a material impact on the Company’s balance sheets or statements of operations since the 2022 Form 10-K.

Cash and cash equivalents

Cash and cash equivalents consisted of cash deposits and money market funds held at a bank and funds held in a brokerage account which included a U.S. treasury money market fund and U.S. Treasury Bills with original maturities of 3 months or less.

Adverse Developments Affecting the Financial Services Industry and Concentration of Risk

As of March 31, 2023 and December 31, 2022, the Company had cash deposited in certain financial institutions in excess of federally insured levels. The Company regularly monitors the financial stability of these financial institutions and believes that it is not exposed to any significant credit risk in cash and cash equivalents. However, in March and April 2023, certain U.S. government banking regulators took steps to intervene in the operations of certain financial institutions due to liquidity concerns, which caused general heightened uncertainties in financial markets. While these events have not had a material direct impact on the Company’s operations, if further liquidity and financial stability concerns arise with respect to banks and financial institutions, either nationally or in specific regions, the Company’s ability to access cash or enter into new financing arrangements may be threatened, which could have a material adverse effect on its business, financial condition and results of operations.

Investments in U.S. Treasury Bills

Investments in U.S. Treasury Bills with maturities greater than 3 months, are accounted for as available for sale and are recorded at fair value. Unrealized gains were included in other comprehensive income in the accompanying the statements of operations and other comprehensive income.

Fair value measurement of assets and liabilities

We determine the fair values of our financial instruments based on the fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value assumes that the transaction to sell the asset or transfer the liability occurs in the principal or most advantageous market for the asset or liability and establishes that the fair value of an asset or liability shall be determined based on the assumptions that market participants would use in pricing the asset or liability. The classification of a financial asset or liability within the hierarchy is based upon the lowest level input that is significant to the fair value measurement. The fair value hierarchy prioritizes the inputs into three levels that may be used to measure fair value:

Level 1 - Inputs are unadjusted quoted prices in active markets for identical assets or liabilities.

Level 2 - Inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument.

Level 3 - Inputs are unobservable inputs based on our assumptions.

4. Investments in U.S. Treasury Bills available for sale

The following is a summary of the U.S. Treasury Bills held at March 31, 2023:

					Total Accumulated
	Amortized Cost Basis	Gross Unrealized Gain	Gross Unrealized loss	Fair Value	Other Comprehensive Income
U.S. Treasury Bills due is 3 - 6 months	$12,504,943	$16,505	$-	$12,521,448	$16,505

5	.	Intangible Assets

The Company’s intangible assets consist of intellectual property acquired from LAT Pharma. and are amortized over their estimated useful lives.

The following is a summary of the Company’s intangible assets as of March 31, 2023 and June 30, 2022:

	March 31, 2023	June 30, 2022

Intellectual Property	$2,293,770	$2,293,770
Less Accumulated Amortization	(1,599,331)	(1,427,298)
Intellectual Property, Net	$694,439	$866,472

Amortization expense was $57,344 in each of the three-month periods ended March 31, 2023 and 2022. Amortization expense was $172,033 and $172,032 in each of the nine-month periods ended March 31, 2023 and 2022, respectively. The Company amortizes intellectual property over the expected, original useful lives of 10 years.

Estimated future amortization expense is as follows:

Year ending June 30, 2023 (Remaining three months)	$57,344
2024	229,377
2025	229,377
2026	178,341
Intellectual Property, Net	$694,439

6.	Related Party Transactions

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

7.	Other Liabilities

The current portion of other liabilities at March 31, 2023 and June 30, 2022 were $193,542 and $1.3 million, and included $193,542 and $580,614, respectively, of a retention bonus payable for arrangements with certain employees. The payment terms of the total retention bonus arrangements of $1,161,000 recognized in August 2021 provided for equal monthly installments over a 24-month period and began in August 2021.

8.	Notes Payable

On November 30, 2021 (the “Closing Date”), the Company entered into a Loan and Security Agreement and the Supplement to the Loan and Security Agreement and Promissory Notes (together, the “Loan Agreement”) with Avenue Venture Opportunities Fund, L.P. (“AVOPI”) and Avenue Venture Opportunities Fund II, L.P. (“AVOPII,” and together with AVOPI, “Avenue”) for growth capital loans in an aggregate commitment amount of up to $20 million (the “Loan”). On the Closing Date, $15 million of the Loan was funded (“Tranche 1”). The Loan provided for an additional $5 million to be available to the Company on or prior to September 15, 2022, subject to the Company’s achievement of certain milestones with respect to certain of its ongoing clinical trials, which were not achieved. The Loan bears interest at an annual rate equal to the greater of (a) the sum of 7.00% plus the prime rate as reported in The Wall Street Journal and (b) 10.75%. The prime rate at March 31, 2023 was 8.0%. The Loan is secured by a lien upon and security interest in all of the Company’s assets, including intellectual property, subject to agreed exceptions. The maturity date of the Loan is December 1, 2024.

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

The Loan Agreement includes a conversion option to convert up to $5.0 million of the principal amount of the Loan outstanding at the option of Avenue, into shares of the Company’s common stock at a conversion price of $6.98 per share.

On the Closing Date, the Company issued to Avenue warrants to purchase 361,002 shares of common stock of the Company (the “Avenue Warrants”) at an exercise price per share equal to $5.82. The Avenue Warrants are exercisable until November 30, 2026.

The amount of the carrying value of the notes payable was determined by allocating portions of the outstanding principal of the notes; approximately $1.4 million to the fair value of the Avenue Warrants and approximately $2.2 million to the fair value of the embedded conversion option. Accordingly, the total amount of unearned discount of approximately $3.7 million, the total direct financing cost of approximately $390,000 and premium of $850,000 are recognized on an effective interest method over the term of the Loan. The adjusted effective interest rate is 25%. The total interest expense of approximately $1.1 million for the three months ended March 31, 2023, was recognized in the accompanying statements of operations and included the interest only payments totaling approximately $547,000, the amortization of financing costs of approximately $43,000, unearned discount of approximately $400,000 and the accretion of loan premium of approximately $93,000. The total interest expense of approximately $3.2 million for the nine- months ended March 31, 2023, was recognized in the accompanying statements of operations and included interest only payments totaling approximately $1.5 million, the amortization of financing costs of approximately $128,000, unearned discount of approximately $1.2 million and the accretion of loan premium of approximately $329,000.

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

As of March 31, 2023, the remaining principal balance of $15 million under the Loan is payable in 18 monthly equal installments beginning July 1, 2023; for a total of $10.0 million and $5.0 million in the fiscal years ended June 30, 2024 and 2025 respectively.

The following is a summary of the Notes Payable as of March 31, 2023 and June 30, 2022:

Current portion of Notes Payable

	March 31, 2023	June 30, 2022

Current portion of Notes Payable	$7,500,000	$-
Less debt financing costs	(134,757)	-
Less unearned discount	(1,267,811)	-
Plus accretion of loan premium	293,636	-
Current portion of Notes Payable, net of financing costs, unearned premiums and discount	$6,391,068	$-

Non-current portion of Notes Payable

	March 31, 2023	June 30, 2022

Notes Payable	$7,500,000	$15,000,000
Less debt financing costs	(28,369)	(290,790)
Less unearned discount	(266,908)	(2,735,802)
Plus accretion of loan premium	200,909	165,278
Notes Payable, net of the current portion, financing costs, unearned premiums and discount	$7,405,632	$12,138,686

Estimated future amortization expense and accretion of premium is as follows:

	Unearned Discount	Debt Financing Costs	Loan accretion Premium

Year ending June 30, 2023 (Remaining 3 months)	$400,362	$42,555	$92,727
2024	1,023,145	108,751	236,970
2025	111,212	11,820	25,758
Total	$1,534,719	$163,126	$355,455

9.	Fair Value Measurements

At March 31, 2023 and June 30, 2022, the estimated fair value of derivative liabilities measured on a recurring basis are as follows:

	Fair Value Measurements at
	March 31, 2023
	Level 1	Level 2	Level 3	Total
Derivative liability - Warrants	$-	$-	$1,956,781	$1,956,781
Derivative liability - Conversion option on notes payable	-	-	2,580,425	2,580,425
Total derivatives	$-	$-	$4,537,206	$4,537,206

	Fair Value Measurements at
	June 30, 2022
	Level 1	Level 2	Level 3	Total
Derivative liability - Warrants	$-	$-	$194,531	$194,531
Derivative liability - Conversion option on note payable	-	-	188,030	188,030
Total derivatives	$-	$-	$382,561	$382,561

The following table presents the activity for liabilities measured at fair value using unobservable inputs for the nine months ended March 31, 2023:

	Derivative liabilities - Warrants	Derivative liability - Conversion Option on Convertible Debenture

Balance at July 1, 2022	$194,531	$188,030
Additions to level 3 liabilities	-	-
Change in in fair value of level 3 liability	1,762,250	2,392,395
Transfer in and/or out of Level 3	-	-
Balance at March 31, 2023	$1,956,781	$2,580,425

The following table presents the activity for liabilities measured at fair value using unobservable inputs for the nine months ended March 31, 2022:

	Derivative liabilities - Warrants	Derivative liability - Conversion Option on Convertible Debenture

Balance at July 1, 2021	$-	$-
Additions to level 3 liabilities	1,456,512	2,213,466
Change in fair value of level 3 liability	(433,218)	(735,586)
Transfer in and/or out of Level 3	-	-
Balance at March 31, 2022	$1,023,294	$1,477,880

The fair values of derivative liabilities for the Avenue Warrants and conversion option at March 31, 2023 in the accompanying balance sheet, were approximately $2.0 million and approximately $2.6 million, respectively. The total change in the fair value of the derivative liabilities totaled approximately $366,000 and $4.2 million for the three and nine months ended March 31, 2023, respectively; and accordingly, was recorded in the accompanying statement of operations. The assumptions used in the Black Scholes model to value the derivative liabilities at March 31, 2023 included the closing stock price of $8.08 per share; for the Avenue Warrants, the exercise price of $5.82, remaining term 3.7 year, risk free rate of 3.7% and volatility of 83.7%; and for the embedded derivative liability of the conversion option, the conversion price of $6.98; remaining term 1.7 years, risk free rate of 4.35% and volatility of 76.24%.

Derivative liability – Avenue Warrants

The Company accounts for stock purchase warrants as either equity instruments or derivative liabilities depending on the specific terms of the warrant agreements. Under applicable accounting guidance, stock warrants that are precluded from being indexed to the Company’s own stock because of full-rachet and anti-dilution provisions or adjustments to the strike price due to an occurrence of a future event are accounted for as derivative financial instruments. The Avenue Warrants were not considered to be indexed to the Company’s own stock, and accordingly, were recorded as a derivative liability at fair value in the accompany balance sheet at March 31, 2023.

The Black Scholes model was used to calculate the fair value of the warrant derivative to bifurcate the warrant derivative amount from the Avenue Loan amount funded. The Avenue Warrants are recorded at their fair values at the date of issuance and remeasured at March 31, 2023. The assumptions used for the fair value calculation at November 30, 2021 included: the closing stock price of $6.44 per share; the exercise price of $5.82; 5 year term; a risk free rate of 1.14% and volatility of 74.4%.

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

Financial assets

As of March 31, 2023, investments in U.S. Treasury Bills were valued through use of quoted prices and are classified as Level 1. The following table presents information about our assets that are measured at fair value on a recurring basis using the above input categories.

	Fair Value Measurements at
	March 31, 2023
	Level 1	Level 2	Level 3	Total

Cash and cash equivalent	$13,098,912	$-	$-	$13,098,912
U.S. Treasury Bills due in 3 months or less	18,177,285	-	-	18,177,285
U.S. Treasury Bills due in 3 - 6 months	12,521,448	-	-	12,521,448

Total	$43,797,645	$-	$-	$43,797,645

	Fair Value Measurements at
	June 30, 2022
	Level 1	Level 2	Level 3	Total

Cash and cash equivalent	$18,641,716	$-	$-	$18,641,716
U.S. Treasury Bills due in 3 months or less	-	-	-	-
U.S. Treasury Bills due in 3 - 6 months	-	-	-	-

Total	$18,641,716	$-	$-	$18,641,716

10.	Equity Transactions

Stock Options

The following table summarizes the activity relating to the Company’s stock options for the nine months ended March 31, 2023:

	Options	Weighed-Average Exercise Price	Weighted Remaining Average Contractual Term	Aggregate Intrinsic Value
Outstanding at June 30, 2022	3,398,764	7.42	6.8	-
Granted	205,000	6.08	5.2	347,350
Options Expired	(10,000)	28.69	-	-
Options Canceled	(49,667)	7.74	-	-
Options Exercised	(100,100)	7.79	-	-
Outstanding at March 31, 2023	3,443,997	$7.29	6.0	$6,474,701
Exercisable at March 31, 2023	1,135,948	$8.60	5.8	$1,427,537

The fair value of each option grant on the date of grant is estimated using the Black-Scholes option. The pricing model reflects the following weighted-average assumptions for the nine months ended March 31, 2023 and 2022:

	March 31, 2023	March 31, 2022
Expected life of options (In years)	5	5
Expected volatility	79.52%	75.12%
Risk free interest rate	3.61%	1.60%
Dividend Yield	0%	0%

Expected volatility is based on the historical volatilities of the daily closing price of the common stock of three comparable companies and the expected life of options is based on historical data with respect to employee exercise periods. The Company accounts for forfeitures as they are incurred.

The total stock option-based compensation expense for three-month ended March 31, 2023 and 2022 was of $888,998 and $930,334, respectively and for the nine months ended March 31,2023 and 2022 was $3,480,425 and $4,004,718, respectively.

The following is a summary of stock options outstanding and exercisable by exercise price as of March 31, 2023:

Exercise Price	Outstanding	Weighted Average Contract Life	Exercisable
$1.69	124,520	4.3	-
$1.81	10,000	4.2	-
$1.98	72,000	4.2	2,000
$2.74	124,167	8.9	28,972
$2.80	5,600	1.9	5,600
$3.20	248,167	8.9	73,634
$3.24	25,000	8.9	5,417
$3.75	4,800	0.9	4,800
$5.04	755,000	4.4	188,750
$5.21	10,000	9.7	-
$6.12	195,000	4.7	48,750
$6.25	1,600	0.6	1,600
$7.50	800	1.6	800
$7.74	1,241,668	8.4	447,000
$8.75	1,600	0.8	1,600
$9.54	800	2.6	800
$9.90	800	2.6	800
$13.91	618,475	2.8	321,425
$42.09	4,000	2.9	4,000
	3,443,997		1,135,948

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

On August 31, 2022, the Company entered into a Controlled Equity Offering Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. and B. Riley Securities, Inc. (collectively, the “Agents”), pursuant to which the Company may issue and sell from time-to-time shares of the Company’s common stock through the Agents, subject to the terms and conditions of the Sales Agreement. On April 6, 2023, the Company and B. Riley Securities, Inc. mutually agreed to terminate B. Riley Securities, Inc.’s role as a sales agent under the Sales Agreement. During the three months ended March 31, 2023, the Company sold 1,515,078 shares of common stock under the Sales Agreement for total net proceeds of $9.8 million after 3% commissions and expenses of approximately $339,000. During the nine months ended March 31, 2023, the Company sold 7,372,691 shares of common stock under the Sales Agreement for total net proceeds of $48.2 million after 3% commissions and expenses of approximately $1.9 million.

Issuance of common stock through exercise of stock options and warrants

During the three months ended December 31, 2022, the Company issued 21,882 shares of common stock pursuant to a cashless exercise of stock options to purchase 99,300 shares at an average exercise price of $7.64.

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

Issuance of restricted stock units for services

On August 20, 2021, the Company awarded 58,759 restricted stock units (“RSUs”) to the Company’s President and CEO under the Company’s 2019 Omnibus Incentive Equity Plan (the “2019 Omnibus Plan”) as his salary for the period from April 27, 2021, the date of his appointment, through December 31, 2021. The number of RSUs awarded was based on a prorated annual base salary of $600,000 at a 10% discount to the grant date fair value of $7.74 per share of the Company’s common stock. Each RSU awarded to the CEO entitled him to receive one share of common stock upon vesting. A total of 15,339 RSUs (representing the pro rata portion of the RSU award for the period from April 27, 2021 to June 30, 2021) vested at the grant date, 21,710 vested at September 30, 2021 and the remaining 21,710 vested at December 31, 2021. Accordingly, the CEO was issued an aggregate of 58,759 shares of common stock over the vesting period of the RSUs. The stock-based compensation expense related to these RSUs was $384,456.

On June 21, 2022, the Company awarded 124,520 RSUs to the President and CEO under the Company’s 2019 Omnibus Plan. Each RSU awarded to the CEO entitles him to receive one share of common stock upon vesting. The RSUs vest in three equal annual installments over three years on the anniversary grant date. The grant date fair value was $1.69 per share of the Company’s common stock. The stock-based compensation expense related to these RSUs was $17,536 and $52,610 for the three and nine months ended March 31, 2023, respectively.

On November 23, 2022, the Company awarded 506,496 RSUs to certain employees and a consultant, with a grant date fair value of $6.12 per share. Twenty-five percent of these RSU vested on the grant date and the remaining RSUs vest in three equal installments over three years beginning on the first anniversary of the grant date. For the three months ended December 31, 2022, the stock-based compensation expense related to these RSUs was $584,424. On February 16, 2023, the Company delivered the vested portion of the RSU’s and issued 72,612 shares of common stock net of 25% withholding. 22,800 shares issued to employees were withheld in Treasury stock in exchange for payment of withholding tax on behalf of the employees.

On November 23, 2022, the Company issued equity awards for the board of directors’ annual compensation. Four directors received RSUs to purchase a total of 155,636 shares of common stock at the grant date fair value of $6.12 per share, a total cost of $952,492 recognized as stock compensation in the three months ended December 31, 2022. Three directors received stock options to purchase 195,000 shares of common stock at an exercise price of $6.12 per share, the grant date fair value. The total stock compensation cost of stock options of $791,700 was recognized in the three months ended December 31, 2022. The equity awards vest every three months beginning from the last annual shareholders’ meeting on November 9, 2022, on February 9, 2023, May 9, 2023, August 9, 2023 and earlier of November 9, 2023 or the next annual shareholders’ meeting. While the agreements contain certain contractual vesting terms, there are circumstances where the vesting can be accelerated that is not within the Company’s control and as a result, for accounting purposes, the awards are assumed to have been fully vested on the grant date, accordingly, the Company recognized the total compensation cost of $1,744,192 on November 23, 2022. On February 9, 2023, the Company delivered the vested portion and issued 39,089 shares of common stock.

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

Pursuant to a former employee Separation Agreement, dated April 11, 2022, the Company modified a former employee’s stock option award granted on August 20, 2021, pursuant to the 2019 Omnibus Plan (“2021 Options Grant”). Pursuant to the terms of the Separation Agreement, effective on July 8, 2022 (“the Separation Date”), the Company accelerated the vesting of options scheduled to vest on the first and second anniversary of the grant date as deemed vested (“Accelerated Options”) and after giving effect to the Accelerated Options, extended the exercise period of the total vested outstanding and unexercised options (totaling 74,500 options) to one year following the Separation Date. The unvested portion of the 2021 Option Grant (totaling 49,667 options) was canceled. The modification was remeasured as of July 8, 2022, and the incremental difference totaled $181,154, net credit, due to the original exercise price of $7.74 being greater than the stock price of $1.80 on the remeasurement date, and accordingly was recognized on July 8, 2022.

On December 6, 2022, stock options to purchase 10,000 shares of common stock were granted to new employees as part of their compensation package. Twenty percent (20%) of the shares underlying the options awarded vest on the one-year anniversary of the grant date, and the remaining 80% vest in equal monthly installments over 48 months. The exercise price is $5.21 per share, the grant date fair value, and the options terminate on the tenth anniversary of the grant date.

On April 4, 2023, stock options to purchase 124,167 shares of common stock were granted to new employees as part of their compensation package. Twenty percent (20%) of the shares underlying the options awarded vest on the one-year anniversary of the grant date, and the remaining 80% vest in equal monthly installments over 48 months. The exercise price is $7.36 per share, the grant date fair value, and the options terminate on the tenth anniversary of the grant date.

Stock Warrants

The following table summarizes warrant activity during the nine months ended March 31, 2023:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value
Outstanding and exercisable at June 30, 2022	510,372	$6.17	3.8	$-
Granted	7,272,728	1.82	4.9	-
Expired	(4,815)	75.00	-	-
Exercised	(8,000)	2.25	-	-
Outstanding and exercisable at March 31, 2023	7,770,285	$2.06	4.3	$46,935,207

Of the above warrants, 101,380 expire in the fiscal year ending June 30, 2025, 35,175 expire in the fiscal year ending June 30, 2026, and 7,633,730 expire in the fiscal year ending June 30, 2027.

11.	Leases

Office Lease

The Company paid an annual rent of $2,200 for its headquarters at 680 W Nye Lane, Suite 201, Carson City Nevada 897603. The rental agreement is for a one-year term.

On February 26, 2022, the Company’s San Diego office relocated to 5090 Shoreham Place, San Diego, CA 92122. The term for the new office lease is 38 months and commenced on March 1, 2022. The monthly base rate of $4,175 begins June 1, 2022, with annual increases of three percent.

The operating lease costs recognized in our statement of operations were approximately $13,000 and $23,000 for the three months ended March 31, 2023, and 2022, respectively; and approximately $36,900 and $76,500 for the nine months ended March 31, 2023 and 2022, respectively.

The following table provides balance sheet information related to leases as of March 31, 2023 and June 30, 2022:

	March 31, 2023	June 30, 2022
Assets
Operating lease, right-of-use asset, net	$90,549	$118,254

Liabilities
Current portion of operating lease liabilities	$43,314	$38,884
Operating lease liabilities, net of current portion	54,465	87,414
Total operating lease liabilities	$97,779	$126,298

At March 31, 2023, the future estimated minimum lease payments under non-cancelable operating leases are as follows:

Year ending June 30, 2023 (Remaining 3 months)	$12,900
2024	52,156
2025	44,636
Total minimum lease payments	109,692
Less amount representing interest	(11,913)
Present value of future minimum lease payments	97,779
Less current portion of operating lease liabilities	(43,314)
Operating lease liabilities, net of current portion	$54,465

Total cash paid for amounts included in the measurement of lease liabilities were $12,650 and $37,700 for the three and nine months ended March 31, 2023, respectively.

The weighted average remaining lease term and discount rate as of March 31, 2023 and June 30, 2022 were as follows:

	March 31, 2023	June 30, 2022

Weighted average remaining lease term (Years)
Operating leases	2.0	2.8
Weighted average discount rate
Operating leases	10.75%	10.75%

12.	Commitments and Contingencies

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

13.	Employee Benefit Plan

On August 1, 2021, the Company began sponsoring an employee benefit plan subject to Section 401(K) of the Internal Revenue Service Code (the “401K Plan”).

Subject to certain limitations in the Internal Revenue Code, eligible employees are permitted to make contributions to the 401K Plan on a pre-tax salary reduction basis and the Company will match 5% of the first 5% of an employee’s contributions to the 401K Plan., The Company made contributions of approximately $16,000 and $28,700, for the three months ended March 31, 2023 and 2022, respectively and approximately $80,100 and $75,100, for the nine months ended March 31, 2023 and 2022, respectively.

14.	Subsequent Events

Subsequent to March 31, 2023 the Company sold 162,767 shares of common stock for net proceeds of $1.3 million net of 3% commission and expenses totaling approximately $40,000 under the Sales Agreement with the Agent.

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

The Company acquired the biopharmaceutical assets of NeurMedix, Inc. (“NeurMedix”), a privately held clinical-stage pharmaceutical company, in June 2021 (See Note 5 Related Party Transactions). The acquired assets included NE3107, a potentially selective inhibitor of inflammatory extracellular single-regulated kinase(“ERK”) signaling that, based on animal studies, is believed to reduce neuroinflammation. NE3107 is a novel orally administered small molecule that is thought to inhibit inflammation-driven insulin resistance and major pathological inflammatory cascades with a novel mechanism of action. There is emerging scientific consensus that both inflammation and insulin resistance may play fundamental roles in the development of Alzheimer’s Disease (AD) and Parkinson’s Disease (PD), and NE3107 could, if approved represent an entirely new medical approach to treating these devastating conditions affecting an estimated 6 million Americans suffering from AD and 1 million Americans suffering from PD. In August 2021, the Company initiated the FDA authorized potentially pivotal Phase 3 randomized, double-blind, placebo-controlled, parallel group, multicenter study to evaluate NE3107 in subjects who have mild to moderate AD (NCT04669028). The Company is targeting primary completion of this study in the fourth quarter of calendar year 2023.

The Phase 2 study of NE3107 in Parkinson’s disease (“PD” (NCT05083260), completed in December was a double-blind, placebo-controlled, safety, tolerability, and pharmacokinetics study in PD participants treated with carbidopa/levodopa and NE3107. 45 patients with a defined L-dopa “off state” were randomized 1:1 to placebo:NE3107 20 mg twice daily for 28 days. This trial was launched with two design objectives: 1) the primary objectives are safety and a drug-drug interaction study as requested by the FDA to demonstrate the absence of adverse interactions of NE3107 with levodopa; and 2) the secondary objective is to determine if preclinical indications of promotoric activity and apparent enhancement of levodopa activity can be seen in humans. Both objectives were met. The Company continues to process its findings from its completed NM201 study as it prepares for the next round of clinical studies in PD.

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

The Company’s Orphan drug candidate BIV201 (continuous infusion terlipressin), with FDA Fast Track status, that is being evaluated in a US Phase 2b study for the treatment of refractory ascites due to liver cirrhosis was paused in March 2023. Data from the first 15 patients treated with BIV201 plus standard of care (SOC) resulted in a 34% reduction in ascites fluid during the 28 days after treatment initiation compared to the 28 days prior to treatment (p=0.0046). This improvement was significantly different from those treated with SOC only who experienced a mean increase in ascites fluid of 3.1% (BIV201 vs. SOC p=0.05). Patients who completed the treatment with BIV201 experienced a 53% reduction in ascites fluid (p=0.001), which was significantly different from those treated with SOC (p=0.007). This improvement was sustained in this group during the 3 months after treatment initiation as compared to the 3-month pre-treatment period (43% reduction, p=0.06). Overall treatment appeared to be well tolerated. There were no unexpected serious adverse events and overall safety was consistent with the patient population. The current trial (NCT04112199) evaluates the efficacy of BIV201 combined with SOC, compared to SOC alone, for the treatment of refractory ascites. Terlipressin was administered with a continuous low dose infusion via a portable pump in two 28-day treatment cycles. The primary endpoints are the incidence of complications of at least Grade 2 severity, and the change in cumulative ascites in the 12-week period following randomization compared to a 12-week pre-treatment period. The BIV201 trial planned to enroll 30 patients to be treated in the home care setting. The active agent is approved in the U.S. and in about 40 countries for related complications of advanced liver cirrhosis.

Comparison of the three months ended March 31, 2023 to the three months ended March 31, 2022

Net loss

The net loss for the three months ended March 31, 2023, was approximately $15.0 million as compared to $7.0 million for the three months ended March 31, 2022. The increase in net loss of approximately $8.0 million was primarily due to increased operating expenses primarily attributed to increased clinical activities.

Total operating expenses for the three months ended March 31, 2023, were approximately $13.8 million as compared to $5.7 million for the three months ended March 31, 2022. The net increase of approximately $8.1 million for the three months ended March 31, 2023 was due to an increase in research and development expenses of approximately $7.6 million due to increased clinical activities and an increase in selling general and administrative expenses of approximately $406,000.

Research and Development Expenses

Research and development expenses were approximately $11.2 million and $3.6 million for the three months ended March 31, 2023, and 2022, respectively. The net increase of approximately $7.6 million, was comprised of an increase in clinical study activities of approximately $7.1 million, and an increase in the clinical team and consultants’ compensation expense of approximately $676,000 to support such increased clinical activities over the three months ended March 31, 2022, offset by Chemistry, Manufacturing and Control expenses of approximately $188,000 and other research of $122,000.

The increase in research and development expenses of approximately $6.7 million was primarily due to the Neuroscience NE3107 studies, which were significantly more active during the three months ended March 31, 2023, compared to the three months ended March 31, 2022. The Parkinson’s Phase 2 study initiated in January 2022 reported top results and the Alzheimer Phase 3 study reached full enrollment. Our Orphan drug candidate BIV201’s Phase 2b study, which was initiated in June 2021, accounted for approximately $124,000 of the net increase in research and development expenses for three months ended March 31, 2023.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were approximately $2.5 million and $2.1 million for the three months ended March 31, 2023, and 2022, respectively. The net increase of approximately $400,000 was primarily attributed to increased legal fees of $156,000 and other business development and promotions of approximately $100,000 and an increase in compensation expense of approximately $129,000.

Other Income and Expense

Other expense, net was $1.3 million for the three months ended March 31, 2023 was comparable to other expense, net of $1.3 million for the three months ended March 31, 2022. Other expense, net was comprised of the change in fair value of the derivative liabilities which totaled $366,000 and $386,000 and net interest expense of approximately $1.1 million and $918,000 for the three months ended March 31, 2023, and 2022, respectively.

Comparison of the nine months ended March 31, 2023, to the nine months ended March 31, 2022

Net loss

The net loss for the nine months ended March 31, 2023, was approximately $41.1 million as compared to $18.0 million for the nine months ended March 31, 2022. The increase in net loss of approximately $23.1 million was primarily due to increased administrative expenses of approximately $2.5 million, increased clinical activities of approximately $13.5 million, an increase in other expense of approximately $7.0 million primarily attributed to the change in fair value of derivative liabilities of approximately $5.3 million.

Total operating expenses for the nine months ended March 31, 2023, were approximately $34.1 million as compared to $18.0 million for the nine months ended March 31, 2022. The net increase of approximately $16.1 million during the nine months ended March 31, 2023, was due to an increase in research and development expenses of approximately $13.6 million due to our increased clinical activities, and an increase in selling general and administrative expenses of approximately $2.5 million.

Research and Development Expenses

Research and development expenses were approximately $25.0 million and $11.4 million for the nine months ended March 31, 2023, and 2022, respectively. The net increase of approximately $13.6 million, was comprised of a net increase of $12.3 million from increased clinical activities, offset by a decline in other development activities of approximately $354,000 an increase in Chemistry, Manufacturing and Control expense of approximately $237,000, and an increase in clinical promotion and publications of approximately $237,000 and an increase compensation expense of approximately $557,000 for the clinical team and consultants.

The increase in research and development expenses of approximately $12.3 million was primarily due to the Neuroscience NE3107 studies, which were significantly more active during the nine months ended March 31, 2023 compared to the nine months ended March 31, 2022. The Parkinson’s Phase 2 study initiated in January 2022, reported its top-line data results, and the Alzheimer Phase 3 study is reached full enrollment. Our Orphan drug candidate BIV201’s Phase 2b study, which was initiated in June 2021, accounted for approximately $63,000 of the net increase in research and development expenses for nine months ended March 31, 2023.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were approximately $8.9 million and $6.4 million for the nine months ended March 31, 2023, and 2022, respectively. The net increase of approximately $2.5 million was primarily attributed to increased stock compensation expense of approximately $2.0 million related to the board of directors’ annual compensation; a net increase in legal, investor relations and other professional fees totaling approximately $787,000, offset by decreased management compensation expense of approximately $198,000.

Other Income and Expense

Other expense, net was $7.0 million compared to other expense, net of $35,000, for the nine months ended March 31, 2023 and 2022, respectively. The net increase in other expenses of $7.0 million represented an increase in interest expense of approximately $2.0 million and the change in fair value of the related derivative liabilities of approximately $5.3 million.

Capital Resources and Liquidity

As of March 31, 2023, the Company had cash and cash equivalents and US treasury bills totaling of approximately $43.8 million, working capital of approximately $28.0 million, stockholders’ equity of approximately $21.7 million, and an accumulated deficit of approximately $292.1 million. In the three months ended March 31, 2023, the Company sold approximately 1.5 million shares of its common stock under its Controlled Equity Offering Sales Agreement with Cantor Fitzgerald & Co for total net proceeds of approximately $9.8 million after 3% commissions and cost totaling approximately $339,000.

The Company has not generated any revenue and no revenues are expected in the foreseeable future. The Company’s future operations are dependent on the success of the Company’s ongoing development and commercialization efforts, as well as its ability to secure additional financing. Management expects that future sources of funding may include sales of equity, obtaining loans, or other strategic transactions.

The duration and spread of the COVID-19 pandemic and the long-term impact of COVID-19 and any variants on the financial markets and the overall economy continue to be uncertain and cannot be predicted at this time. If the financial markets and/or the overall economy are impacted for an extended period, the Company’s ability to raise funds may be materially adversely affected.

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

Critical Accounting Policies and Estimates

For the nine-month period ended March 31, 2023, there were no significant changes to the Company’s critical accounting policies as identified in the Annual Report Form 10-K for the fiscal year ended June 30, 2022.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15f and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Adverse Developments Affecting the Financial Services Industry and Concentration of Risk

As of March 31, 2023 and December 31, 2022, the Company had cash deposited in certain financial institutions in excess of federally insured levels. The Company regularly monitors the financial stability of these financial institutions and believes that it is not exposed to any significant credit risk in cash and cash equivalents. However, in March and April 2023, certain U.S. government banking regulators took steps to intervene in the operations of certain financial institutions due to liquidity concerns, which caused general heightened uncertainties in financial markets. While these events have not had a material direct impact on the Company’s operations, if further liquidity and financial stability concerns arise with respect to banks and financial institutions, either nationally or in specific regions, the Company’s ability to access cash or enter into new financing arrangements may be threatened, which could have a material adverse effect on its business, financial condition and results of operations.

Risks Relating To Our Common Stock

You may experience future dilution as a result of future equity offerings or if we issue shares subject to options, warrants, stock awards or other arrangements.

In order to raise additional capital, we may in the future offer additional shares of our common stock or other securities convertible into or exchangeable for our common stock, including under the Controlled Equity Offering Sales Agreement (the “Sales Agreement”), dated as of August 31, 2022, with Cantor Fitzgerald & Co. and B. (the “Agent”), pursuant to which the Company may issue and sell from time to time shares of common stock through the Agent. We may sell shares or other securities in any other offering at a price per share that is less than the current market price of our securities, and investors purchasing shares or other securities in the future could have rights superior to existing stockholders. The sale of additional shares of common stock or other securities convertible into or exchangeable for our common stock would dilute all of our stockholders, and if such sales of convertible securities into or exchangeable into our common stock occur at a deemed issuance price that is lower than the current exercise price of our outstanding warrants sold to Acuitas Group Holdings, LLC (“Acuitas”) in August 2022, the exercise price for those warrants would adjust downward to the deemed issuance price pursuant to price adjustment protection contained within those warrants.

In addition, as of March 31, 2023, there were warrants outstanding to purchase an aggregate of 7,770,285 shares of common stock at exercise prices ranging from $1.82 to $12.50 per share and 3,443,997 shares issuable upon exercise of outstanding options at exercise prices ranging from $1.69 to $42.09 per share and restricted stock units totaling 527,549. Our Loan Agreement entered into on November 30, 2021 contains a conversion feature whereby at the option of lender, up to $5 million of the outstanding loan amount may be converted into shares of common stock at a conversion price of $6.98 per share. We may grant additional options, warrants or equity awards. To the extent such shares are issued, the interest of holders of our common stock will be diluted.

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

As of March 31, 2023, our directors and executive officers and affiliate currently own an aggregate 24,431,826 shares of our common stock, which currently constitutes 65% of our issued and outstanding common stock. As a result, directors and executive officers may have a significant influence on our affairs and management, as well as on all matters requiring member approval, including electing and removing members of our board of directors, causing us to engage in transactions with affiliated entities, causing or restricting our sale or merger, and certain other matters. Our majority shareholder, Mr. Terren Peizer, may be deemed to beneficially own the shares held by Acuitas. Such concentration of ownership and control could have the effect of delaying, deferring or preventing a change in control of us even when such a change of control would be in the best interests of our stockholders.

We may, in the future, issue additional common stock, which would reduce investors’ percent of ownership and may dilute our share value.

As of March 31, 2023, our Articles of Incorporation, as amended, authorize the issuance of 800,000,000 shares of common stock, and we had 36,153,911 shares of common stock issued and 36,131,311 issued and outstanding. Accordingly, we may issue up to an additional 752,147,919 shares of common stock. The future issuance of common stock may result in substantial dilution in the percentage of our common stock held by our then existing stockholders. We may value any common stock in the future on an arbitrary basis. The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors, might have an adverse effect on any trading market for our common stock and could impair our ability to raise capital in the future through the sale of equity securities.

Item 2. Unregistered sales of equity securities

None.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

(a) Exhibit index

Exhibit

3.1	First Amendment to the Amended and Restated Bylaws of BioVie Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-39015) filed on March 13, 2023)

10.1	Amendment No. 2 to Asset Purchase Agreement, dated January 13, 2023, by and between BioVie Inc. and Acuitas Group Holdings, LLC, and Acuitas Group Holdings, LLC, solely for purposes of Section 10.16 of the Agreement

31.1*	Certification of Chief Executive Officer (Principal Executive Officer) required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer (Principal Financial Officer) required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1**	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer (Principal Financial Officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith.

**	Furnished herewith. This certification is being furnished solely to accompany this report pursuant to 18 U.S.C. Section 1350, and is not being filed for purposes of Section 18 of the Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filings of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BioVie Inc.,

Signature	Titles	Date

/s/ Cuong V Do
Cuong V Do	Chairman and Chief Executive Officer (Principal Executive Officer)	May 12, 2023

/s/ Joanne Wendy Kim
Joanne Wendy Kim	Chief Financial Officer (Principal Financial and Accounting Officer)	May 12, 2023