Form 10-K
period 2023-06-30
BIOVIE INC.
filed 2023-08-16
CIK 1580149

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE FISCAL YEAR ENDED JUNE 30, 2023

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

Yes ☐                                          No ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐                                          No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $86,033,369.

There were 36,803,768 shares of the Registrant’s Class A Common Stock, $0.0001 par value per share, outstanding as of August 9, 2023.

 DOCUMENTS INCORPORATED BY REFERENCE

None.

BIOVIE INC.

FORM 10-K INDEX

(i)

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

(ii)

PART I

ITEM 1.	BUSINESS

Overview

BioVie Inc. (the “Company” or “we” or “our”) is a clinical-stage company developing innovative drug therapies for the treatment of neurological and neurodegenerative disorders and advanced liver disease.

Neurodegenerative Disease Program

In neurodegenerative disease, the Company’s drug candidate NE3107 inhibits inflammatory activation of extracellular single-regulated kinase (“ERK”) and Nuclear factor kappa-light-chain-enhancer of activated B cells (“NFkB”) (e.g., tumor necrosis factor (“TNF”) signaling) that leads to neuroinflammation and insulin resistance, but not their homeostatic functions (e.g., insulin signaling and neuron growth and survival). Both inflammation and insulin resistance are drivers of Alzheimer’s disease (“AD”) and Parkinson’s disease (“PD”).

The Company is conducting a potentially pivotal Phase 3 randomized, double-blind, placebo-controlled, parallel-group, multicenter study to evaluate NE3107 in patients who have mild to moderate Alzheimer’s disease (NCT04669028). The Company is targeting primary completion of this study in the fourth quarter of calendar year 2023.

In December 2022, topline results were released from the Company’s Phase 2 study assessing NE3107’s safety and tolerability and potential pro-motoric impact in PD patients. The NM201 study (NCT05083260) was a double-blind, placebo-controlled, safety, tolerability, and pharmacokinetics study in PD participants treated with carbidopa/levodopa and NE3107. Forty-five patients with a defined L-dopa “off state” were randomized 1:1 to placebo:NE3107 20 mg twice daily for 28 days. The trial was launched with two design objectives: 1) the primary objective was safety and a drug-drug interaction study (as requested by the U.S. Food and Drug Administration (“FDA”)) to demonstrate the absence of adverse interactions of NE3107 with levodopa; and 2) the secondary objective was to determine if preclinical indications of promotoric activity and apparent enhancement of levodopa activity observed in a Parkinson’s disease model in monkeys can be seen in humans. Both objectives of the study were met. Patients treated with NE3107 experienced greater motor control.

The Company provided the financial support and the use of our NE3107 formulated drug product for an open-label phase 2, Investigator-Initiated Trial in mild cognitive impairment (“MCI”) and Mild AD, NCT05227820, conducted by (“The Regenesis Project”) of Dr. Sheldon Jordan. The study received FDA authorization on December 12, 2021 and was designed to measure NE3107’s effect on cognition, cerebral spinal fluid (“CSF”) and blood biomarkers, and neuro-imagining endpoints. Topline results were released September 7, 2022, and additional data was presented at the Clinical Trial in Alzheimer’s Disease (“CTAD”) annual conference in December 2022. The data showed that three months of treatment with NE3107 in patients with MCI and mild AD enhanced cognition compared to baseline, as measured using multiple rating scales, had improvement in daily function and improvements in inflammation correlated with improved cognition. No drug-related adverse events were observed.

The Company acquired the biopharmaceutical assets of NeurMedix, Inc. (“NeurMedix”), from a related party privately held clinical-stage pharmaceutical company, in June 2021. The acquired assets included NE3107, a potentially selective inhibitor of inflammatory ERK signaling that, based on animal studies and Dr. Jordan’s study, is believed to reduce neuroinflammation. NE3107 is a novel orally administered small molecule that is thought to inhibit inflammation-driven insulin resistance and major pathological inflammatory cascades with a novel mechanism of action. There is emerging scientific consensus that both inflammation and insulin resistance may play fundamental roles in the development of AD and PD, and NE3107 could, if approved by the FDA represent a new medical approach to treating these devastating conditions affecting an estimated 6 million Americans suffering from AD and 1 million Americans suffering from PD.

Inflammation-driven insulin resistance is believed to be implicated in a broad range of serious diseases, and we plan to begin exploring these opportunities in the coming months using NE3107 or related compounds acquired in the NeurMedix asset purchase. NE3107 is patented in the United States (“U.S.”), Australia, Canada, Europe and South Korea.

Liver Disease Program

In liver disease, our Orphan Drug candidate BIV201 (continuous infusion terlipressin), with FDA Fast Track status, has been evaluated in a U.S. Phase 2b study (NCT04112199) for the treatment of refractory ascites due to liver cirrhosis. BIV201 is administered as a patent-pending liquid formulation. The study was closed before full enrollment, without clinically meaningful adverse effects associated with BIV201 treatment and data that appeared to show that treatment with BIV201 plus standard-of-care (“SOC”) resulted in a reduction in ascites fluid accumulation during treatment versus pre-treatment. In June 2023, we requested guidance from the FDA regarding the design and endpoints for definitive clinical testing of BIV201 for the treatment of ascites due to chronic liver cirrhosis.

While the active agent, terlipressin, is approved in the U.S. and in about 40 countries for related complications of advanced liver cirrhosis, treatment of ascites is not included in these authorizations. Patients with refractory ascites suffer from frequent life-threatening complications, generate more than $5 billion in annual treatment costs, and have an estimated 50% mortality rate within 6 to 12 months. The U.S. FDA has not approved any drug to treat refractory ascites.

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

Neurodegenerative Disease Program

The Company is conducting a potentially pivotal Phase 3 randomized, double blind, placebo controlled, parallel group, multicenter study to evaluate NE3107 in patients who have mild to moderate AD (NCT04669028). The study has co-primary endpoints looking at cognition using the Alzheimer’s Disease Assessment Scale-Cognitive Scale (ADAS-Cog 12) and function using the Alzheimer’s Disease Cooperative Study-Clinical Global Impression of Change (ADCS-CGIC). The program is fully enrolled and is targeting primary completion in the fourth quarter of the calendar 2023 year.

The Company supported a Phase 2 exploratory biomarker study (Investigator-Initiated Trial in MCI and Mild Alzheimer’s Disease, NCT05227820) showing that patients treated with NE3107 experienced improved cognition as measured by a modified ADAS-Cog12 score, reduced TNF- a (i.e., inflammation) in a manner that’s correlated to improvements in cognition, reduced CSF p-tau levels and the ratio of p-tau to A b42, and imaging findings suggestive of improved neuronal health. Despite the open-label nature of the exploratory study, the emerging data and correlations provide encouraging signs of what we may see in the upcoming Phase 3 data reveal. The Phase 2 Study enrolled a total of 23 patients – 17 patients with Mini-Mental State Examination (“MMSE”) scores greater than or equal to 20 (i.e., MCI to mild AD) and 6 patients with MMSE <20 (i.e., moderate AD) – with an average age of 71.1 years. This open-label, single arm study was designed to measure changes in cognition through verbal and visual test procedures and changes in biomarkers of AD and inflammation that can be measured in cerebral spinal fluid (“CSF”), blood samples, and functional magnetic resonance imaging in patients before and after treatment with 20 mg of NE3107 twice daily for 3 months. This data showed the following among patients with MMSE<20 (i.e., mild cognitive impairment and mild AD):

●	NE3107 showed the potential to enhance cognition as measured by multiple assessment tools, including a 2.1 point improvement (p=0.0173) on the modified ADAS-Cog12 scale equating to a 21.1% (p=0.0079) change compared to baseline, a 0.11 point improvement (p=0.0416) on the Clinical Dementia Rating scale (CDR), equating to 19.4% (p=0.0416) change from baseline, and a 0.07 point improvement in the ADCOMS scale, equating to 27.4% improvement (p=0.009).

●	NE3107 reduced CSF phospho-tau levels by -1.66 pg/mL (p=0.0343) and the ratio of p-tau to Ab42 by -0.0024 (p=0.0401)

●	18 of 22 patients with abnormal baseline scans showed improvement in one or more brain regions as seen from advanced functional MRI studies.

●	No drug-related adverse events were observed.

Other potential NE3107 effects on biomarkers of aging-related disease states were indicated. Blood samples were taken from the patients who participated in the investigator-initiated Alzheimer’s Phase 2 trial before and after three months of treatment with NE3107, and these samples were analyzed to assess NE3107’s potential to alter DNA methylation associated with epigenetic biological clocks. The resulting data for patients treated with NE3107 for three months showed an average reduction of 3.3 years (p=0.0021) on the Horvath DNA methylation SkinBlood clock. Furthermore, 19 out of the 22 patients experienced a reduction in the SkinBlood clock score.

In July 2023, the Company presented a poster detailing the epigenetic basis for how its drug candidate NE3107 may have the potential to regulate methylation of specific genes in a manner that significantly correlated with observed cognitive and biomarker improvements at the Alzheimer’s Associate’s International Conference (AAIC) held in Amsterdam from July 16 through July 20, 2023.

The poster presentation titled Treatment-Induced Epigenetic Modifications in MCI and Probable Alzheimer’s (Reading C, et al.), showed how patients with clinical dementia treated with NE3107 for three months saw significant reductions in the level of DNA methylation, and that such reductions were, in some cases, significantly correlated with observed improvements in various cognitive measures (e.g., ADAS-Cog11, CDR, ADCOMS, QDRS) and biomarkers (including TNFα, CSF p-Tau/Aβ42, precuneus glutathione).

Inflammation has been shown to be associated with the hypermethylation of our DNA,[1] which in turn has been shown to impact a wide range of diseases, including various forms of cancers,[2] age-related cognitive impairment and dementia,[3] Parkinson’s disease,[4] cardiovascular disease,[3,5] COPD and respiratory disease,[6] chronic kidney disease,[7] inflammatory bowel disease,[8] sepsis,[9] and many others. The new data to be presented details how NE3107 may potentially change or affect the degree of methylation of specific genes that are correlated with various markers of disease.

About Inflammation and NE3107’s Mechanism of Action

Neuroinflammation, insulin resistance, and oxidative stress are common features in the major neurodegenerative diseases, including Alzheimer’s Disease (AD), Parkinson’s Disease (PD), frontotemporal lobar dementia, and Amyotrophic lateral sclerosis (“ALS”). NE3107 is an orally bioavailable, blood-brain permeable, small molecule, with potential anti-inflammatory, insulin sensitizing, and ERK-binding properties that may allow it to selectively inhibit ERK-, NFκB- and TNF-stimulated inflammation. NE3107’s potential to inhibit neuroinflammation and insulin resistance forms the basis for the Company’s work testing the molecule in AD and PD patients.

Parallels exist between AD and PD, among them activated microglia driving inflammation, involvement of TNFα, oxidative stress, protein misfolding, mitochondrial dysfunction, and insulin resistance. In preclinical and clinical studies, NE3107 reduced inflammation and enhanced insulin sensitivity, both of which are important to PD pathology. Preclinical studies in marmoset monkeys have shown NE3107 administered alone to be as pro-motoric as levodopa, underscoring the apparently critical role of inflammation in expression of PD motor symptoms. When NE3107 was administered with levodopa, the combination improved motor control better than either drug alone. Furthermore, in the marmoset study, NE3107 reduced the severity of levodopa induced dyskinesia (“LID”) concurrent with pro-motoric benefit and decreased neurodegeneration, preserving twice as many dopaminergic neurons compared to control.

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

Scientific investigations in the past twenty years have provided strong evidence that inflammation, type 2 diabetes (T2D), and inflammation-driven insulin resistance are drivers of AD. The link between these factors and cognitive impairment are described by relatively new terms, type 3 diabetes and metabolic-cognitive syndrome.

[1]	Stenvinkel P doi: 10.1111/j.1365-2796.2007.01777.x
[2]	Wang Z Nucleic Acids Research, 2020, Vol. 48, No. 5
[3]	Sugden K Neurology 2022;99:e1402-e1413
[4]	Tang X DOI: 10.1002/mds.29157
[5]	Tabaeia S Artificial Cells, Nanomedicine, and Biotechnology, 47:1, 2031-2041
[6]	Qiu W Am J Respir Crit Care Med Vol 185, Iss. 4, pp 373–381, Feb 15, 2012
[7]	Rysz C Int. J. Mol. Sci. 2022, 23(13), 7108
[8]	Kraiczy J Mucosal Immunology volume 9, pages 647–658 (2016)
[9]	Rump K Sci Rep 9, 18511 (2019)

A large body of evidence supports inflammation as a primary driver of pathology in AD. The major inflammation signaling node, NFkB, and the cytokine tumor necrosis factor (TNF) are important initiators of inflammatory signaling in AD pathology. NE3107 is believed to inhibit extracellular signal regulated kinase (ERK)/NFkB activation and TNF production stimulated by inflammatory mediators, such as lipopolysaccharide. Inhibition of NFkB activation and TNF production from this type of stimulation has broad potential implications for reduction of pathological peripheral and central nervous system (CNS) inflammatory signaling in AD, which include reduction of inflammation-driven insulin resistance, decreased inflammatory cell infiltration into the CNS, and decreased microglia activation. Reduction of systemic inflammation and inflammation-driven insulin resistance are also predicted to have beneficial effects on hypothalamus-pituitary-adrenal (HPA) axis dysregulation and hippocampal dysregulation of cortisol secretion that are consequences of adipose inflammation and insulin resistance, and are known to promote cognitive impairment, and are also forward-feeding for insulin resistance.

Inflammation, insulin resistance, and associated metabolic dysregulation in the brain contribute to Aβ oligomerization and aggregation, phospho-tau formation, reduced neuron survival stimulus, and a forward-feeding cycle of neuronal energy deficit and oxidative stress, causing neuronal dysfunction (cognitive impairment) and neurodegeneration. We believe NE3107’s combination of anti-inflammatory and insulin sensitizing activity has the potential to disrupt this forward-feeding cycle of AD pathology.

Insulin has a major role in metabolic regulation and neuron survival, while insulin resistance and T2D are closely linked to AD pathology. Insulin signaling is involved in synaptic plasticity, learning, and memory. Exogenous insulin enhances cognition in normal and cognitively impaired subjects. Insulin resistance is linked to cognitive impairment.

The multifactorial influence of insulin signaling on neuron survival and cognition suggests that correction of insulin signaling deficits with NE3107 in the target population may provide significant benefits on both cognition and disease progression. Additional rationale for targeting metabolic dysregulation with NE3107 has come from recent work showing that peripheral insulin resistance promotes insulin resistance and senescence in the CNS.

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

Systemic inflammation from inflamed adipose and associated mononuclear cells, promotes CNS inflammation with associated cognitive decline and neurodegeneration. We believe NE3107’s anti-inflammatory activity against systemic/adipose inflammation and factors that dysregulate cortisol secretion, such as hyperglycemia, has the potential to decrease cognitive impairment and neurodegenerative mechanisms that have been linked to cortisol excess.

Parkinson’s Disease

The Company completed its Phase 2 study assessing NE3107 in Parkinson’s disease patients in the fourth quarter of calendar year 2022. The NM201 study (NCT05083260) was a double-blind, placebo-controlled, safety, tolerability, and pharmacokinetics study in Parkinson’s disease (PD) participants treated with carbidopa/levodopa and NE3107. Forty-five patients with a defined L-dopa morning “off state” were randomized 1:1 to placebo:NE3107 20 mg twice daily for 28 days. The trial was launched with two design objectives: 1) the primary objective was safety and a drug-drug interaction study (as requested by FDA) to demonstrate the absence of adverse interactions of NE3107 with levodopa; and 2) the secondary objective was to determine if preclinical indications of promotoric activity and apparent enhancement of levodopa activity observed in a PD model in monkeys can be seen in humans. Both objectives were met. Highlighted results of the study were:

●	Patients treated with NE3107 + C/L experienced greater improvements in their Motor Disease Society- Unified Parkinson’s Disease Rating Scale (MDS UPDRS) Part III score than patients treated with placebo + C/L at the 2- and 3-hour marks after administration of the first daily dose of C/L.

●	Patients <70 years old treated with NE3107 + C/L experienced improvements that were ~6 points better than those who received placebo + C/L.

●	Five (26%) of the 19 patients treated with NE3107, compared to none of the 19 placebo treated patients, who had a baseline of morning OFF experienced a morning ON state prior to receiving their morning medications on day 28; this difference was statistically significant (p=0.046).

●	The study met its endpoints; investigators concluded that NE3107 + C/L combination treatment was associated with clinically meaningful and superior improvements (3+ points) on the motor examination part (Part III) of the MDS UPDRS.

●	NE3107 produced statistically significant improvements in nonmotor symptoms scale assessments (NMSS) for fatigue (Q4) p=0.02, urge to move legs (Q6) p=0.0036, and saliva dribbling (Q19) p= 0.0395.

Neuroinflammation and activation of brain microglia, leading to increased proinflammatory cytokines (particularly TNF) that play a pivotal role in PD, which affects an estimated 1 million Americans. Multiple daily administrations of levodopa (converted to dopamine in the brain) is the current standard of care treatment for this movement disorder, but prolonged daily administration leads to side effects of uncontrolled movements called levodopa-induced dyskinesia, commonly referred to as LID. Recent evidence demonstrates that daily administration of levodopa further increases neuroinflammation, microglia activation, and TNF inflammatory damage in neurons.

We have shown in a mouse model of PD that NE3107 decreases inflammation and TNF in the brain and increases neuron survival (Nicoletti, 2012 Parkinson’s Disease 969418.) In this neurotoxin induced model, NE3107 decreased clinical signs of disease and neuronal death compared to placebo treated mice.

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

Liver Cirrhosis Program

BioVie’s orphan drug candidate BIV201 (continuous infusion terlipressin) represents a novel approach to the treatment of ascites due to chronic liver cirrhosis. Ascites is a common complication of advanced liver cirrhosis involving the accumulation of large volumes of fluid in the abdomen, often exceeding five liters, due to liver and kidney dysfunction. The FDA has never approved a drug to treat ascites, and once patients reach the refractory stage the estimated one-year survival rate is only approximately 50%[10]. BIV201 is a continuous infusion of terlipressin, a drug used in over 40 countries to treat related complications of liver cirrhosis (Type 1 hepatorenal syndrome and bleeding esophageal varices) that was recently approved in the U.S. but is not approved in Japan. With the novel room temperature stable formulation in a pre-filled syringe, BIV201 could potentially provide a superior terlipressin drug delivery system throughout the world. The goal of BIV201 therapy is to interrupt the ascites disease pathway, thereby halting the cycle of accelerated fluid generation in ascites patients.

In a series of interactions between June 2019 and April 2020, representatives of BioVie and the FDA communicated regarding the design and endpoints for the Phase 2 study (NCT04112199).

In June 2021, the Company initiated a Phase 2 study (NCT04112199) designed to evaluate the efficacy of BIV201 (terlipressin, administered by continuous infusion for two 28-day treatment cycles) combined with standard-of-care (“SOC”), compared to SOC alone, for the treatment of refractory ascites. The primary endpoints of the study are the incidence of ascites-related complications and change in ascites fluid accumulation during treatment compared to a pre-treatment period.

In March 2023 the company announced enrolment was paused and that data from the first 15 patients treated with BIV201 plus SOC appeared to show a 34% reduction in ascites fluid during the 28 days after treatment initiation compared to the 28 days prior to treatment (p=0.0046). This improvement was significantly different from those patients receiving SOC treatment. Patients who completed the treatment with BIV201 experienced a 53% reduction in ascites fluid (p=0.001), which was sustained during the three months after treatment initiation as compared to the three-month pre-treatment period (43% reduction, p=0.06).

In June 2023, the Company requested guidance from the FDA regarding the design and endpoints for definitive clinical testing of BIV201 for the treatment of ascites due to chronic liver cirrhosis. FDA accepted the request and intends to send written comments in the third quarter of calendar year 2023.

[10]	Bureau et al. 2017

Our proprietary novel liquid formulation of terlipressin in a prefilled syringe is designed to improve convenience for outpatient administration and avoid potential formulation errors when pharmacists reconstitute the current powder version of terlipressin. To date, analytical testing results have confirmed room temperature stability of the prefilled syringe in storage for 18 months, with the potential for up two years stability. Room temperature storage presents a key product differentiation versus terlipressin products in countries where the drug is approved. To the best of the Company’s knowledge, all other terlipressin products sold globally must be stored under refrigeration and there is no prefilled syringe format of terlipressin available for treating patients in these countries. BioVie has also filed a Patent Cooperation Treaty (“PCT”) application covering our novel liquid formulations of terlipressin (international patent application PCT/US2020/034269, published as WO2020/237170) and we plan to seek patent protection in at least the U.S., Europe, China, Japan and other jurisdictions.

BIV201 (continuous infusion terlipressin) has the potential to improve the health of thousands of patients suffering from life-threatening complications of liver cirrhosis due to hepatitis, nonalcoholic steatohepatitis (“NASH”), and alcoholism. The FDA has granted Fast-Track status and Orphan Drug designation for the most common of these complications, ascites, which represents a significant unmet medical need. Patients with cirrhosis and ascites account for an estimated 116,000 U.S. hospital discharges annually, with frequent early readmissions. According to the HCUP Nationwide Readmissions Database 2016, those requiring paracentesis (removal of ascites fluid) experience an average hospital stay lasting eight days incurring over $86,000 in medical costs. This translates into a total potentially addressable ascites market size for BIV201 therapy exceeding $650 million based on Company estimates. The FDA has never approved any drug specifically for treating ascites. For patients with refractory ascites the mean one-year survival rate is only 50% (Bureau et al. 2017). BIV201 has also received Orphan Drug designation for hepatorenal syndrome (“HRS”). Patients with refractory ascites often progress to HRS which is the onset of kidney failure and requires emergency hospitalization.

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

About Ascites and Liver Cirrhosis

Cirrhosis is a leading cause of death in the U.S. The condition results primarily from hepatitis, alcoholism, and fatty liver disease linked to obesity. Ascites is a common complication of advanced liver cirrhosis, involving kidney dysfunction and the accumulation of large amounts of fluid in the abdominal cavity.

The Need for an Ascites Therapy

With no medications approved by the FDA specifically for treating ascites, an estimated 40% of patients die within two years of diagnosis. Certain drugs approved for other uses such as diuretics may provide initial relief, but patients may fail to respond to treatment as ascites worsens. This represents a critical unmet medical need, reflected by the Fast Track designation granted to BIV201 by the FDA as a treatment for ascites refractory to or intolerant of diuretic therapy. U.S. treatment costs for liver cirrhosis, including ascites and other complications, are estimated at more than $5 billion annually.

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

The BIV201 Proposed Mechanism of Action

BIV201 is being developed with the goal of alleviating portal hypertension and correcting splanchnic vasodilation, thereby increasing effective blood volume and reducing the signals to the kidneys to retain excess salt and water. If successful, BIV201 could halt the cycle of accelerating fluid generation in ascites patients and reduce the need for the frequent and painful paracentesis procedures many of these patients currently require.

Future Possible BIV201 Indications

Based on international investigative studies of the active agent in BIV201, terlipressin, we believe our drug candidate has potential future applications in other life-threatening conditions due to liver cirrhosis. Securing marketing approvals for any of these new uses will require well-controlled clinical trials to satisfy the FDA and/or other countries’ regulatory requirements, none of which have commenced at this time. The Company continues to evaluate other indications for the use of terlipressin continuous infusion. BioVie will discuss such indications if and when selected for testing.

Intellectual Property

BIV201

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

BIV201 was awarded Orphan Drug Designations in the U.S. for the treatment of hepatorenal syndrome (received November 21, 2018) and treatment of ascites due to all etiologies except cancer (received September 8, 2016). We also filed a PCT application covering our novel liquid formulations of terlipressin (international patent application PCT/US2020/034269, published as WO2020/237170) and are seeking patent protection in at least the U.S., Europe, China, Japan and other jurisdictions. Also, we own U.S. Patent 11,364,277, which is directed to a method of treating ascites with BIV201, and we are pursuing similar patent coverage in Japan, Europe, and China.

NE3107 and related compounds

As of August 15, 2023, we have fifteen (15) issued U.S. patents, six (6) pending U.S. patent applications, one (1) pending U.S. PCT application and six (6) issued foreign patents directed to protecting NE3107 and related compounds and methods of making and using thereof. The U.S. patents and pending patent applications and their projected expiration dates are provided below.

Title	Patent Application Number	Patent Number	Expiration Date
Steroids Having 7-Oxygen and 17-Heteroaryl Substitution	13/095,528 14/027,825 14/027,842	8,569,275 9,102,702 9,115,168	2/14/2024 3/28/2024 3/28/2024
Unsaturated Steroid Compounds	13/030,326	8,586,770	6/2/2026
Solid State Forms of a Pharmaceutical	12/418,559	8,252,947*	4/18/2030
Crystalline Anhydrate Forms of a Pharmaceutical	14/459,528 15/348,107 16/598,694 17/240,728	9,555,046 9,850,271 10,995,112 pending	4/3/2029 4/3/2029 4/3/2029 —
Pharmaceutical Solid State Forms	12/370,510	8,518,922	9/24/2031
Methods of Preparing Pharmaceutical Solid State Forms	13/919,593	9,314,471	6/28/2029
Steroid Tetrol Solid State Forms	12/272,767	8,486,926	1/10/2030
Drug Identification and Treatment Method	11/941,936	8,354,396	7/7/2031
Method For Preparing Substituted 3,7-Dihydroxy Steroids	13/664,304 14/886,738	9,163,059** 9,994,608	6/5/2029 6/5/2029
Treatment Methods Using Pharmaceutical Solid State Forms	14/459,493	9,877,972	4/3/2029
Compositions for Treatment of Neurodegenerative Conditions	PCT/US2022/027294	pending	—
Methods for the Treatment of Mild Cognitive Impairment	63/374631	pending	—
Methods for the Treatment of Mild Cognitive Impairment	63/498703	pending	—
Assay and Methods for Drug Discovery	63/479973	pending	—
Methods for the Treatment of Biological Aging	63/381521	pending	—
Methods for the Treatment of Biological Aging	63/508856	pending	—

*	Foreign counterparts issued in Australia, Canada, Europe and South Korea expire 4/3/2029.

**	Foreign counterparts issued in Europe and Japan expire 6/5/2029.

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

We will need to rely on third parties for the production of our product candidates. Manufacturers of our product candidates are required to comply with applicable FDA manufacturing requirements contained in the FDA’s cGMP regulations. cGMP regulations require among other things, quality control and quality assurance as well as the corresponding maintenance of comprehensive records and documentation. Drug and biologic manufacturers and other entities involved in the manufacture and distribution of approved drugs and biologics are also required to register their establishments and list any products made there with the FDA and comply with related requirements in certain states, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMP and other laws. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain cGMP compliance. Discovery of problems with a product after approval may result in serious and extensive restrictions on a product, manufacturer, or holder of an approved NDA or BLA, including suspension of a product until the FDA is assured that quality standards can be met, continuing oversight of manufacturing by the FDA under a “consent decree,” which frequently includes the imposition of costs and continuing inspections over a period of many years, and possible withdrawal of the product from the market. In addition, changes to the manufacturing process generally require prior FDA approval before being implemented and other types of changes to the approved product, such as adding new indications and additional labeling claims, are also subject to further FDA review and approval.

The FDA also may require post-marketing testing, known as Phase 4 testing, risk minimization action plans and surveillance to monitor the effects of an approved product or place conditions on an approval that could otherwise restrict the distribution or use of the product.

Employees

Our business is managed by our officers who consist of Mr. Cuong Do, Chief Executive Officer & President; Dr Joseph M Columbo, Executive Vice President -Chief Medical Officer; and Wendy Kim, our Chief Financial Officer and Corporate Secretary. These individuals devote their full-time efforts to the Company activities. The Company has 18 employees which are all full time. We also rely on a team of highly experienced scientific, medical, and regulatory consultants to conduct its product development activities.

ITEM 1A.	RISK FACTORS

Our business, financial condition, operating results and prospects are subject to the following risks. Additional risks and uncertainties not presently foreseeable to us may also impair our business operations. If any of the following risks or the risks described elsewhere in this report actually occurs, our business, financial condition or operating results could be materially adversely affected. In such case, the trading price of our Company’s Class A Common Stock, par value $0.0001 (“Common Stock”) Common Stock could decline, and our stockholders may lose all or part of their investment in the shares of our Common Stock.

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

Once a new drug application (NDA) is approved, the product covered thereby becomes a “reference listed drug” or RLD, in the FDA’s publication, “Approved Drug Products with Therapeutic Equivalence Evaluations,” commonly known as the Orange Book. Other manufacturers may seek approval of generic versions of reference listed drugs through submission of abbreviated new drug applications (“ANDAs”) in the United States. In support of an ANDA, a generic manufacturer need not conduct clinical trials. Rather, the applicant generally must show that its product has the same active ingredient(s), dosage form, strength, route of administration and conditions of use or labeling as the reference listed drug and that the generic version is bioequivalent to the reference listed drug, meaning it is absorbed in the body at the same rate and to the same extent as the RLD. Generic products may be significantly less costly to bring to market than the reference listed drug and companies that produce generic products are generally able to offer them at lower prices. Moreover, generic versions of RLDs are often automatically substituted for the RLD by pharmacies when dispensing a prescription written for the RLD. Thus, following the introduction of a generic drug, a significant percentage of the sales of any branded product or reference listed drug is typically lost to the generic product.

The FDA may not approve an ANDA for a generic product until any applicable period of non-patent exclusivity for the reference listed drug has expired. The United States Federal Food, Drug, and Cosmetic Act (FDCA) provides a period of five years of non-patent exclusivity for a new drug containing a new chemical entity (“NCE”). An NCE is an active ingredient that has not previously been approved by FDA in any other NDA. Specifically, in cases where such exclusivity has been granted, an ANDA may not be submitted to the FDA until the expiration of five years unless the submission is accompanied by a Paragraph IV certification that a patent covering the reference listed drug is either invalid or will not be infringed by the generic product, in which case the applicant may submit its application four years following approval of the reference listed drug. If an ANDA is submitted to FDA with a Paragraph IV Certification, the generic applicant must also provide a “Paragraph IV Notification” to the holder of the NDA for the RLD and to the owner of the listed patent(s) being challenged by the ANDA applicant, providing a detailed written statement of the basis for the ANDA applicant’s position that the relevant patent(s) is invalid or would not be infringed. If the patent owner brings a patent infringement lawsuit against the ANDA applicant within 45 days of the Paragraph IV Notification, FDA approval of the ANDA will be automatically stayed for 30 months, or until 7-1/2 years after the NDA approval if the generic application was filed between 4 years and 5 years after the NDA approval. Any such stay will be terminated earlier if the court rules that the patent is invalid or would not be infringed.

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

In addition, other companies have received Orphan Drug designations for terlipressin. Mallinckrodt Hospital Products IP Limited received Orphan Drug designation in 2004 for terlipressin for the treatment of Hepatorenal Syndrome. Mallinckrodt has already gained FDA approval for its product, lyophilized terlipressin acetate for bolus intravenous administration for the treatment of hepatorenal syndrome Type 1 in September 2022. PharmaIN Corporation received Orphan Drug Designation in 2012 for PGC-C12E-terlipressin for treatment of ascites due to all etiologies except cancer. In addition, Ferring Pharmaceuticals Inc. received Orphan Drug designation in 1986 for terlipressin for the treatment of bleeding esophageal varices. If one of those or any other company with Orphan Drug Designation for the same drug as ours for the same proposed disease or condition receives FDA approval and Orphan Drug Exclusivity before our product is approved, approval of our drug(s) for the orphan indication may be blocked for seven years by the other company’s Orphan Exclusivity and they may obtain a competitive advantage even after the exclusivity period expires associated with being the first to market.

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

Until we can generate a sufficient amount of product revenue, if ever, we expect to finance future cash needs through public or private equity offerings, debt financings, or corporate collaboration and licensing arrangements. Additional funds may not be available when we need them on terms that are acceptable to us, or at all. If adequate funds are not available, we may be required to delay, reduce the scope of, or eliminate one or more of our research or development programs or our commercialization efforts. In addition, we could be forced to discontinue product development and reduce or forego attractive business opportunities. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience additional significant dilution, and debt financing, if available, may involve restrictive covenants. To the extent that we raise additional funds through collaboration and licensing arrangements, it may be necessary to relinquish some rights to our technologies or our product candidates or grant licenses on terms that may not be favorable to us. We may seek to access the public or private capital markets whenever conditions are favorable, even if we do not have an immediate need for additional capital at that time.

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

Development of pharmaceutical products is a time-consuming process, subject to a number of risks, many of which are outside of our control. Consequently, we can provide no assurance that our product candidates will obtain regulatory approval, and if we are unsuccessful or fail to timely develop new drugs, we could be forced to discontinue our operations.

Our drug product candidate NE3107 was cleared by FDA for use in a Phase 3, randomized, double blind, placebo controlled, parallel group, multicenter study in subjects who have mild to moderate Alzheimer’s Disease. Enrollment in that trial began in August 2021, with a planned primary completion in late 2022/early 2023. Alzheimer’s Disease is a complex and still poorly understood disease. In June 2021, FDA approved the drug aducanumab for treatment of Alzheimer’s despite a strong recommendation against approval from an FDA advisory committee. That FDA approval has generated significant medical and political controversy, including a Congressional investigation, announced on June 25, 2021, into the basis for FDA’s approval decision. That investigation, other potential investigations, and negative publicity of FDA’s approval decision could adversely impact the agency’s oversight of our clinical development program, how the agency may view and act upon any NDA we may file for NE3107, and the commercial viability of NE3107 if it were to be approved and marketed.

Our drug product candidate, BIV201 (continuous infusion terlipressin), was cleared by the FDA to undergo testing in a mid-stage (Phase 2b) clinical trial for the treatment of refractory ascites due to cirrhosis. On June 24, 2021, we announced that the first patient has been enrolled in this study. The open-label trial was stopped after 15 of the planned 30 patients were enrolled and an evaluation of those completed patients assessed. Encouraging data from these patients appeared to show that treatment with BIV201 plus SOC resulted in a reduction in ascites fluid accumulation during treatment versus pre-treatment. In June 2023, the Company requested guidance from the FDA regarding the design and endpoints for definitive clinical testing of BIV201 for the treatment of ascites due to chronic liver cirrhosis. FDA accepted the request and intends to send written comments in the third quarter of calendar year 2023. BIV201 has also received Orphan Drug designation for HRS. Patients with refractory ascites often progress to HRS which is the onset of kidney failure and requires emergency hospitalization. As reflected by approved label for Malllinckrodt’s drug Terlivaz, terlipressin dosed as an intermittent IV bolus (1 or 2 mg every 6 hours) to treat HRS, however, terlipressin may cause significant toxicity when administered this way in this critically ill patient population. We believe that our continuous infusion approach to terlipressin treatment may overcome some of those safety concerns, but there can be no assurance that we will be able to demonstrate an acceptable risk;safety benefit for BIV201 for the treatment of refractory ascites or HRS to the FDA’s satisfaction. On June 23, 2021, we announced that FDA has provided guidance on our planned Phase 3 clinical trial of BIV201 in (HRS-AKI) and have since reached agreement on the key elements of the trial design. Although we have deprioritized HRS-AKI program to focus on NE3107, on April 15, 2022, we received additional FDA comments regarding the trial design in response to a subsequent Type C meeting request related to BV201 in HRS-AKI.

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

Drug development failure can occur at any stage of clinical trials and as a result of many factors, there can be no assurance that we or our collaborators will reach our anticipated clinical targets. Even if the trials are successfully completed, clinical data are often susceptible to varying interpretations and analyses, and we cannot guarantee that the FDA or comparable foreign regulatory authorities will interpret the results as we do, and more trials could be required before we submit our product candidates for approval. We cannot guarantee that the FDA or comparable foreign regulatory authorities will view our product candidates as having efficacy even if positive results are observed in clinical trials. In some instances, there can be significant variability in safety or efficacy results between different clinical trials of the same product candidate due to numerous factors, including changes in trial procedures set forth in protocols, differences in the size and type of the patient populations, changes in and adherence to the clinical trial protocols, and the rate of dropout among clinical trial participants. If the results of our ongoing or future clinical trials are inconclusive with respect to the efficacy of our product candidates, if we do not meet the clinical endpoints with statistical and clinically meaningful significance, or if there are safety concerns associated with our product candidates, we may be delayed in obtaining marketing approval, if at all. Additionally, any safety concerns observed in any one of our clinical trials in our targeted indications could limit the prospects for regulatory approval of our product candidates in those and other indications. We also do not know what the long-term effects of exposure to our product candidates will be. Furthermore, our product candidates may be used in combination with other treatments and there can be no assurance that such use will not lead to unique or unexpected safety issues.

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

We have never manufactured products in the highly regulated environment of pharmaceutical manufacturing, and our team has limited experience in the manufacture of drug therapies. There are numerous regulations and requirements that must be maintained to obtain licensure and permitting required prior to the commencement of manufacturing, as well as additional requirements to continue manufacturing pharmaceutical products. We currently do not own or lease facilities that could be used to manufacture any products that might be developed by us, and have contracted with an experienced Contract Manufacturing Organization (“CMO”) to perform the manufacturing of our new product candidates BIV201 and NE3107. In addition, we do not have the resources at this time to acquire or lease suitable facilities. If we or our CMO fail to comply with regulations, to obtain the necessary licenses and knowhow or to obtain the requisite financing in order to comply with all applicable regulations and to own or lease the required facilities in order to manufacture our products, we could be forced to cease operations, which would cause you to lose all of your investment.

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

We may face business disruption and related risks if there is another surge of COVID-19 or if there is another pandemic caused by other bacteria or viruses, which could have a material adverse effect on our business plan.

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

The Company has also filed a PCT (“Patent Cooperation Treaty”) application covering our novel liquid formulations of terlipressin (international patent application PCT/US2020/034269 published as WO2020/237170), and we are seeking patent protection in the United States, Europe, China, Japan and at eight other jurisdictions. We also have fifteen (15) issued U.S. patents, one (1) pending U.S. application, one (1) pending PCT application and six (6) issued foreign patents directed to protecting NE3107 and related compounds and methods of making and using thereof. However, there can be no assurance that our pending patent applications will result in issued patents, or that any issued patent claims from pending or future patent applications will be sufficiently broad to protect BIV201, NE3107, or any other product candidates or to provide us with competitive advantages.

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

We currently depend upon the efforts and abilities of our executive management team of Cuong Do, our Chief Executive Officer - President; Wendy Kim, our Senior Vice President - Chief Financial Officer; Dr Joseph Palumbo, our Executive Vice President -Chief Medical Officer; Penelope Markham, Senior Vice President – Ascites Programs & Strategic Initiatives; Chris Reading, our Senior Vice President -Alzheimer’s’ Programs; Mr. Clarence Ahlem, our Senior Vice President – Operations Development; Steven White, our Senior Vice President – Discovery; and David Morse, our Senior Vice President – Chief Regulatory Officer; who all serve the Company the full-time. The loss or unavailability of the services of any of these individuals for any significant period of time could have a material adverse effect on our business, prospects, financial condition and results of operations which may cause you to lose all of your investment. We have not obtained, do not own, nor are we the beneficiary of key-person life insurance.

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

We indemnify our officers and directors against liability to us and our security holders, and such indemnification could increase our operating costs.

Our articles of incorporation and bylaws require us to indemnify our officers and directors against claims associated with carrying out the duties of their offices. We are also required to advance the costs of certain legal defenses upon the indemnitee undertaking to repay such expenses to the extent it is determined that such person was not entitled to indemnification of such expenses. Insofar as indemnification for liabilities arising under the Securities Act may be permitted to our officers, directors, or control persons, the SEC has advised that such indemnification is against public policy and is therefore unenforceable.

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

In addition, as of June 30, 2023, there were warrants outstanding to purchase an aggregate of 7,770,285 shares of Common Stock at exercise prices ranging from $1.82 to $12.50 per share and 3,952,864 shares issuable upon exercise of outstanding options at exercise prices ranging from $1.69 to $42.09 per share and restricted stock units totaling 596,457. Our Loan Agreement entered into on November 30, 2021 contains a conversion feature whereby at the option of lender, up to $5 million of the outstanding loan amount may be converted into shares of Common Stock at a conversion price of $6.98 per share. We may grant additional options, warrants or equity awards. To the extent such shares are issued, the interest of holders of our Common Stock will be diluted.

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

As of August 9, 2023, our directors and executive officers and affiliates currently own aggregate 23,587,296 shares of our Common Stock, which currently constitutes 64.0% of our issued and outstanding Common Stock. As a result, directors and executive officers and affiliates may have a significant influence on our affairs and management, as well as on all matters requiring member approval, including electing and removing members of our Board of Directors, causing us to engage in transactions with affiliates entities, causing or restricting our sale or merger, and certain other matters. Our majority shareholder, Mr. Terren Peizer, may be deemed to beneficially own the 23,166,210 shares of Common Stock held by Acuitas, which constitutes 63.0% of our issued and outstanding Common Stock Such concentration of ownership and control could have the effect of delaying, deferring or preventing a change in control of us even when such a change of control would be in the best interests of our stockholders.

We may, in the future, issue additional Common Stock, which would reduce investors’ percent of ownership and may dilute our share value.

As of June 30, 2023, our Articles of Incorporation, as amended, authorize the issuance of 800,000,000 shares of Common Stock, and we had 36,451,829 shares of Common Stock issued and 36,428,949 issued and outstanding. Accordingly, we may issue up to an additional 763,548,171 shares of Common Stock. The future issuance of Common Stock may result in substantial dilution in the percentage of our Common Stock held by our then existing stockholders. We may value any Common Stock in the future on an arbitrary basis. The issuance of Common Stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors, might have an adverse effect on any trading market for our Common Stock and could impair our ability to raise capital in the future through the sale of equity securities.

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

As of August 9, 2023, there were 36,803,768 shares of Common Stock issued and outstanding, of which 13,166,847 shares are held by non-affiliates and 23,587,296 held by affiliates of the Company, consisting of an affiliate who owns 23,166,210 shares and 421,086 shares owned by our officers and directors or entities controlled by them. The majority of our Common Stock, including all of the affiliates’ securities are deemed “restricted securities” within the meaning of Rule 144 as promulgated under the Securities Act.

It is anticipated that all of the “restricted securities” will be eligible for resale under Rule 144. In general, under Rule 144, subject to the satisfaction of certain other conditions, a person, who is not an affiliates (and who has not been an affiliates for a period of at least three months immediately preceding the sale) and who has beneficially owned restricted shares of our Common Stock for at least six months is permitted to sell such shares without restriction, provided that there is sufficient public information about us as contemplated by Rule 144. An affiliate who has beneficially owned restricted shares of our Common Stock for a period of at least one year may sell a number of shares equal to one percent of our issued and outstanding Common Stock approximately every three months.

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

We are considered a smaller reporting company that is exempt from certain disclosure requirements, which could make our stock less attractive to potential investors.

Rule 12b-2 of the Exchange Act defines a “smaller reporting company” as an issuer that is not an investment company, an asset-backed issuer, or a majority-owned subsidiary of a parent that is not a smaller reporting company and that:

●	Had a public float of less than $250 million as of the last business day of its most recently completed fiscal quarter, computed by multiplying the aggregate number of worldwide number of shares of its voting and non-voting common equity held by non-affiliates by the price at which the common equity was last sold, or the average of the bid and asked prices of common equity, in the principle market for the common equity; or

●	In the case of an initial registration statement under the Securities Act or the Exchange Act for shares of its common equity, had a public float of less than $250 million as of a date within 30 days of the date of the filing of the registration statement, computed by multiplying the aggregate worldwide number of such shares held by non-affiliates before the registration plus, in the case of a Securities Act registration statement, the number of such shares included in the registration statement by the estimated public offering price of the shares; or

●	In the case of an issuer who had annual revenue of less than $100 million during the most recently completed fiscal year for which audit financial statements are available, had a public float as calculated under paragraph (1) or (2) of this definition that was either zero or less than $700 million.

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

We are authorized to issue “blank check” preferred stock without stockholder approval, which could adversely impact the rights of holders of our securities.

Our articles of incorporation authorize us to issue up to 10,000,000 shares of blank check preferred stock. Any preferred stock that we issue in the future may rank ahead of our common stock in terms of dividend priority or liquidation premiums and may have greater voting rights than our common stock. Any preferred stock issued may contain provisions allowing those shares to be converted into shares of common stock, which could dilute the value of our common stock to current stockholders and could adversely affect the market price, if any, of our common stock. The preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying, or preventing a change in control of our company. Although we have no present intention to issue any shares of our authorized preferred stock, there can be no assurance that we will not do so in the future.

Provisions in our articles of incorporation, our bylaws, and Nevada law might discourage, delay or prevent a change in control of our company or changes in our management and, therefore, depress the trading price of our common stock.

Provisions of our articles of incorporation, our bylaws, and Nevada law may have the effect of deterring unsolicited takeovers or delaying or preventing a change in control of our company or changes in our management, including transactions in which our stockholders might otherwise receive a premium for their shares over then current market prices. In addition, these provisions may limit the ability of stockholders to approve transactions that they may deem to be in their best interests. These provisions include:

●	the inability of stockholders to call special meetings;

●	the “business combinations” and “control share acquisitions” provisions of Nevada law, to the extent applicable, could discourage attempts to acquire our stockholders stock even on terms above the prevailing market price; and

●	the ability of our board of directors to designate the terms of and issue new series of preferred stock without stockholder approval, which could include the right to approve an acquisition or other change in our control or could be used to institute a rights plan, also known as a poison pill, that would dilute the stock ownership of a potential hostile acquirer, likely preventing acquisitions that have not been approved by our board of directors.

The existence of the forgoing provisions and anti-takeover measures could limit the price that investors might be willing to pay in the future for shares of our common stock. They could also deter potential acquirers of our company, thereby reducing the likelihood that you could receive a premium for your common stock in an acquisition.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The Company paid an annual rent of $2,200 for its headquarters at 680 W Nye Lane, Suite 201, Carson City Nevada 897603. The rental agreement is for a one-year term and commenced on October 1, 2022.

On February 26, 2022, the Company’s San Diego office relocated to 5090 Shoreham Place, San Diego, CA 92122. The term for the new office lease is 38 months and commenced on March 1, 2022. The monthly base rate of $4,175 began June 1, 2022, with annual increases of three percent.

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

Unregistered Sales of Securities

All sales of unregistered securities during the year ended June 30, 2023 were previously disclosed in a Quarterly Report on Form 10-Q or Current Report on Form 8-K.

Issuer Purchases of Common Stock

During the year ended June 30, 2023, there were no issuer repurchases of shares of Common Stock.

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

The Company acquired the biopharmaceutical assets of NeurMedix, Inc. (“NeurMedix”), a privately held clinical-stage pharmaceutical company, in June 2021 (See Note 6 Related Party Transactions). The acquired assets included NE3107, a potentially selective inhibitor of inflammatory extracellular single-regulated kinase (“ERK”) signaling that, based on animal studies, is believed to reduce neuroinflammation. NE3107 is a novel orally administered small molecule that is thought to inhibit inflammation-driven insulin resistance and major pathological inflammatory cascades with a novel mechanism of action. There is emerging scientific consensus that both inflammation and insulin resistance may play fundamental roles in the development of Alzheimer’s Disease (AD) and Parkinson’s Disease (PD), and NE3107 could, if approved represent an entirely new medical approach to treating these devastating conditions affecting an estimated 6 million Americans suffering from AD and 1 million Americans suffering from PD. In August 2021, the Company initiated the FDA authorized potentially pivotal Phase 3 randomized, double-blind, placebo-controlled, parallel group, multicenter study to evaluate NE3107 in subjects who have mild to moderate AD (NCT04669028). The Company is targeting primary completion of this study in the fourth quarter of calendar year 2023.

The Phase 2 study of NE3107 in Parkinson’s disease (“PD”) (NCT05083260), completed in December 2022 was a double-blind, placebo-controlled, safety, tolerability, and pharmacokinetics study in PD participants treated with carbidopa/levodopa and NE3107. Forty-five patients with a defined L-dopa “off state” were randomized 1:1 to placebo:NE3107 20 mg twice daily for 28 days. This trial was launched with two design objectives: 1) the primary objective was safety and a drug-drug interaction study as requested by the FDA to demonstrate the absence of adverse interactions of NE3107 with levodopa; and 2) the secondary objective is to determine if preclinical indications of promotoric activity and apparent enhancement of levodopa activity can be seen in humans. Both objectives were met. The Company continues to process its findings from its completed study as it prepares for the next round of clinical studies in PD.

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

The Company’s Orphan drug candidate BIV201 (continuous infusion terlipressin), with FDA Fast Track status, is being evaluated in a U.S. Phase 2b study (NCT04112199) for the treatment of refractory ascites due to liver cirrhosis. In March 2023, the Company announced enrollment was paused and that data from the first 15 patients treated with BIV201 plus SOC appeared to result in a 34% reduction in ascites fluid during the 28 days after treatment initiation compared to the 28 days prior to treatment (p=0.0046). This improvement was significantly different from those treated with SOC only who experienced a mean increase in ascites fluid of 3.1% (BIV201 vs. SOC p=0.05). Patients who completed the treatment with BIV201 experienced a 53% reduction in ascites fluid (p=0.001), which was significantly different from those treated with SOC (p=0.007). This improvement was sustained in this group during the three months after treatment initiation as compared to the three-month pre-treatment period (43% reduction, p=0.06). There were no unexpected serious adverse events and overall safety was consistent with the patient population. Terlipressin was administered with a continuous low dose infusion via a portable pump in two 28-day treatment cycles. The primary endpoints are the incidence of complications of at least Grade 2 severity, and the change in cumulative ascites in the 12-week period following randomization compared to a 12-week pre-treatment period. The BIV201 trial planned to enroll 30 patients to be treated in the home care setting. The Company requested and has been granted a meeting with the FDA to discuss the design and endpoints for definitive clinical testing of BIV201 for the treatment of ascites due to chronic liver cirrhosis. The active agent is approved in the U.S. and in about 40 countries for related complications of advanced liver cirrhosis.

Results of Operations

Comparison of the Year Ended June 30, 2023 to the Year Ended June 30, 2022

Net loss

The net loss for the year ended June 30, 2023 was approximately $50.3 million as compared to net loss of $26.1 million for the year ended June 30, 2022. The increase in net loss of approximately $24.2 million was primarily due to increased clinical activities of approximately $16.0 million, administrative expenses of approximately $1.8 million, an increase in other expense of approximately $6.3 million primarily attributed to the change in fair value of derivative liabilities of approximately $4.7 million.

Total operating expenses for the year ended June 30, 2023, were approximately $45.1 million as compared to $27.3 million for the year ended June 30, 2022. The net increase of approximately $17.8 million was due to an increase in research and development expenses of approximately $16.0 million due to our increased clinical activities, and an increase in selling general and administrative expenses of approximately $1.8 million.

Research and Development Expenses

Research and development expenses were approximately $33.3 million and $17.3 million for the year ended June 30, 2023, and 2022, respectively. The net increase of approximately $16.0 million, was attributed to increased activities in our clinical studies of approximately $14,3 million; increased expenses in Chemistry, Manufacturing and Control of approximately $344,000, and increased publications and conferences expenses of approximately $273,000, as we published our posters for various congresses that we participated; and an increase compensation expense of approximately $1.3 million. During the year we added for employees including a SVP Discovery, SVP Chief Regulatory Officer, VP of Clinical & Medical Affairs and a VP Safety & Pharmacovigilance.

$14.1 million of the increase in research and development expenses of $16.0 million was primarily due to the Neuroscience NE3107 studies, which were significantly more active during the year ended June 30, 2023 compared to the year ended June 30, 2022. The Parkinson’s Phase 2 study initiated in January 2022, completed and reported its top-line data results in December 2022, and the Alzheimer Phase 3 study reached full enrollment in November 2022. Our Orphan drug candidate BIV201’s Phase 2b study, which was initiated in June 2021, accounted for approximately $143,000 of the net increase in research and development expenses for the year ended June 30, 2023.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were approximately $11.6 million and $9.8 million for the year ended June 30, 2023, and 2022, respectively. The net increase of approximately $1.8 million was primarily attributed to increased stock compensation expense of approximately $1.1 million related to the board of directors’ annual compensation; a net increase in legal, investor relations and other professional fees totaling approximately $405,000, an increase in management compensation expense of approximately $115,000, an increase in business development and fund raising activities of approximately $107,000 and increase in insurance expense of approximately $77,000.

Other expense/income, net

Other expense, net was $5.2 million compared to other income, net of $1.2 million, for the year ended June 30, 2023 and 2022, respectively. The net increase in other expenses of $6.4 million represented an increase in interest expense of approximately $2.1 million and the change in fair value of the related derivative liabilities of approximately $4.7 million, offset by increase in interest income of approximately $518,000 from investments in U.S. Treasury Bills.

Capital Resources and Liquidity

As of June 30, 2023 the Company had working capital of approximately $19.5 million, cash and cash equivalents and U.S. treasury bills totaling of approximately $33.9 million, stockholders’ equity of approximately $15.3 million, and an accumulated deficit of approximately $301 million. In addition, the Company has not generated any revenues to date and no revenues are expected in the foreseeable future. The Company’s future operations are dependent on the success of the Company’s ongoing development and commercialization efforts, as well as its ability to secure additional financing as needed.

During the year ended June 30, 2023, the Company sold approximately 7.5 million shares of its Common Stock under its Controlled Equity Offering Sales Agreement with Cantor Fitzgerald & Co for total net proceeds of approximately $49.5 million after 3% commissions and cost totaling approximately $2 million.

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

Recently Issued Accounting Pronouncement

In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments.” This amendment replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses on instruments within its scope, including trade receivables. This update is intended to provide financial statement users with more decision-useful information about the expected credit losses. In November 2019, the FASB issued No. 2019-10, Financial Instruments --Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842), which deferred the effective date of ASU 2016-13 for Smaller Reporting Companies for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company does not expect a material impact from the adoption of ASU 2016-13 on the financial statements.

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

Critical Accounting Policies and Estimates

Cash and cash equivalents

Cash and cash equivalents consisted of cash deposits and money market funds held at a bank and funds held in a brokerage account which included a U.S. treasury money market fund and U.S. Treasury Bills with original maturities of three months or less.

Concentration of Credit Risk in the Financial Service Industry

As of June 30, 2023, the Company had cash deposited in certain financial institutions in excess of federally insured levels. The Company regularly monitors the financial stability of these financial institutions and believes that it is not exposed to any significant credit risk in cash and cash equivalents. However, in March and April 2023, certain U.S. government banking regulators took steps to intervene in the operations of certain financial institutions due to liquidity concerns, which caused general heightened uncertainties in financial markets. While these events have not had a material direct impact on the Company’s operations, if further liquidity and financial stability concerns arise with respect to banks and financial institutions, either nationally or in specific regions, the Company’s ability to access cash or enter into new financing arrangements may be threatened, which could have a material adverse effect on its business, financial condition and results of operations.

Investments in U.S. Treasury Bills

Investments in U.S. Treasury Bills with maturities greater than three months, are accounted for as available for sale and are recorded at fair value. Unrealized gains were included in other comprehensive income in the accompanying the statements of operations and comprehensive loss.

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

Leases

The Company determines whether an arrangement contains a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets, current portion of operating lease liabilities, and net of current portion of operating lease liabilities on our balance sheets. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent an obligation to make lease payments arising from the lease. Lease ROU assets and lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. As the Company’s leases do not provide an implicit rate, an incremental borrowing rate is used based on the information available at the commencement date in determining the present value of lease payments. The Company does not include options to extend or terminate the lease term unless it is reasonably certain that the Company will exercise any such options. Rent expense is recognized under the operating leases on a straight-line basis. The Company does not recognize right of-use assets or lease liabilities for short-term leases, which have a lease term of 12 months or less, and instead will recognize lease payments as expense on a straight-line basis over the lease term.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of the effectiveness of internal control to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.  Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2023 using the criteria established in Internal Control Integrated Framework (“2013 Framework”) issued by the Committee of Sponsoring Organization of the Treadway Commission (“COSO”). Based on our evaluation using those criteria, our management has concluded that, as of June 30, 2023, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles for the reasons discussed above.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during quarter ended June 30, 2023, that materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth certain information regarding our Board of Directors, our executive officers, and some of our key employees, as of August 9, 2023.

Name	Age	Director Since	Position
Cuong Do	57	2016	CEO & President and Director
Joanne Wendy Kim	68	—	CFO
Joseph M. Palumbo, MD	63	—	Chief Medical Officer
Jim Lang	58	2016	Chairman of the Board
Michael Sherman	64	2017	Director
Richard J. Berman	81	2019	Director
Steve Gorlin	86	2020	Director
Robert Hariri, MD, PhD	64	2020	Director
Sigmund Rogich	79	2020	Director

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

Ms. Joanne Wendy Kim has served as the Company’s Chief Financial Officer since October 2018. Ms. Kim previously served as CFO for several companies throughout her career, previously with Landmark Education Enterprises, and prior to that; other public entities in the entertainment and financial services industry sectors. She provided interim CFO services to various organizations from 2016 to 2018. In her various roles, Ms. Kim oversaw corporate finance and operational groups, closed eight acquisitions, secured bank financings, developed and implemented new business strategies, managed risk and implemented new financial policies and procedures. As a CPA professional, she advised on accounting transactions, SEC reporting matters and other regulatory matters to clients serving as a Director at BDO USA, LLP’s National Office SEC Department and served on the U.S. desk in London for BDO LLP UK Firm in 2008-2016 and as a Senior Manager at KPMG in earlier part of her career. She brings more than 35 years of accounting and finance experience to this position. Ms. Kim earned her BSA in accounting and finance at California State University, Long Beach.

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

Mr. Jim Lang has served as the Company’s director since 2016 and as the Chairman of the Board since March 2023. He is currently CEO of EVERSANA, the leading commercialization services company for the life sciences industry. In five years since he founded EVERSANA, it is now over $1B in revenue, with >7000 employees across 40 global locations. He formerly served as the CEO of Decision Resources Group (DRG), which he transformed into a leading healthcare data and analytics firm. Prior to that, Jim was CEO of IHS Cambridge Energy Research Associates (IHS CERA), a recognized leader in energy industry subscription information products, and formerly the President of Strategic Decisions Group (SDG), a leading global strategy consultancy. Mr. Lang holds a BS summa cum laude in electrical and computer engineering from the University of New Hampshire and an MBA with Distinction from the Tuck School of Business. Jim Lang currently also serves as a Director at OptimizeRX (OPRX), a Nasdaq listed Company.

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

Mr. Sigmund (Sig) Rogich has served as the Company’s director since June 2020. Sig is the CEO and President of The Rogich Communications Group and serves on the Board of Keep Memory Alive, a philanthropic organization which raises awareness about brain disorders and Alzheimer’s disease. Keep Memory Alive funds clinical trials to advance new treatments for patients with Alzheimer’s, Huntington’s and Parkinson’s disease, as well as multiple sclerosis. Mr. Rogich was formerly the U.S. Ambassador to Iceland. He has served as a senior consultant to Presidents Ronald Reagan and George H.W. Bush. Mr. Rogich serves on multiple boards of directors for charitable causes.

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

To our knowledge, based solely on a review of the copies of such reports furnished to us regarding the filing of required reports, we believe that, except for the reports filed by Clarence Ahlem (Form 4s filed on January 18, 2023 and February 22, 2023), Richard J. Berman (Form 4s filed on January 18, 2023, April 6, 2023 and June 15, 2023), Cuong Do (Form 4s filed on July 7, 2022, January 18, 2023, February 22, 2023 and June 26, 2023), Steve Gorlin (Form 4 filed on January 18, 2023), Robert J. Hariri (Form 4 filed on January 18, 2023), Wendy Kim (Form 4s filed on January 8, 2023 and February 22, 2023), James Lang (Form 4 filed on January 18, 2023), Penelope Markham (Form 4s filed on January 18, 2023 and February 22, 2023), Joseph M Palumbo (Form 4s filed on January 18, 2023, February 22, 2023 and July 3, 2023), Terren Peizer (Form 3 filed on August 16, 2022 and Form 4s filed on August 26, 2022 and January 18, 2023), Christopher Reading (Form 4s filed on January 18, 2023 and February 22, 2023), Sigmund Rogich (Form 4 filed on January 18, 2023) and Michael Sherman (Form 4 filed on January 18, 2023), all Section 16(a) reports applicable to our directors, executive officers and greater-than-ten-percent beneficial owners with respect to fiscal 2023 were timely filed.

Independence of the Board of Directors

Our Common Stock is traded on the Nasdaq Capital Market. The Board of Directors has determined that six of the seven members of the Board of Directors qualify as “independent,” as defined by the listing standards of the Nasdaq. Consistent with these considerations, after review of all relevant transactions and relationships between each director, or any of the director’s family members, and the Company, its senior management and its independent auditors, the Board has determined further that Messrs. Lang, Sherman, Berman, Gorlin, Hariri and Rogich are independent under the listing standards of Nasdaq. In making this determination, the Board of Directors considered that there were no new transactions or relationships between its current independent directors and the Company, its senior management and its independent auditors since last making this determination.

2023 Meetings and Attendance

During fiscal year 2023, the Board held four regular Board of Directors meetings and one special meeting of the Board of Directors, four Audit Committee meetings, six Compensation Committee meetings and one Nominating and Corporate Governance Committee meeting. All Directors attended at least 75% or more of the aggregate number of meetings of the Board and Board Committees on which they served.

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

Audit Committee

We have established an audit committee of the Board of Directors. The members of our audit committee are Richard Berman, Michael Sherman, Jim Lang and Sigmund Rogich each of whom is an independent director within the meaning of the Nasdaq rules. Mr. Berman has served as chairman of the audit committee since October 2020 and qualifies as an “audit committee financial expert” as defined by Item 401(h)(2) of Regulation S-K.

We have adopted an audit committee charter, detailing the principal functions of the audit committee, including:

●	assisting board oversight of (1) the integrity of our financial statements, (2) our compliance with legal and regulatory requirements, (3) our independent auditor’s qualifications and independence, and (4) the performance of our internal audit function and independent auditors; the appointment, compensation, retention, replacement, and oversight of the work of the independent auditors and any other independent registered public accounting firm engaged by us;

●	pre-approving all audit and non-audit services to be provided by the independent auditors or any other registered public accounting firm engaged by us, and establishing pre-approval policies and procedures; reviewing and discussing with the independent auditors all relationships the auditors have with us in order to evaluate their continued independence;

●	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;

●	obtaining and reviewing a report, at least annually, from the independent auditors describing (1) the independent auditor’s internal quality-control procedures and (2) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities, within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;

●	meeting to review and discuss our annual audited financial statements and quarterly financial statements with management and the independent auditor, including reviewing our specific disclosures under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”; reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

●	reviewing with management, the independent auditors, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Compensation Committee

We have established a compensation committee of the Board of Directors. The members of our Compensation Committee are Richard Berman, Michael Sherman and Steve Gorlin. Mr. Sherman has served as chairman of the compensation committee since October 2020.

We have adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;

●	reviewing and making recommendations to our Board of Directors with respect to the compensation, and any incentive-compensation and equity-based plans that are subject to board approval of all of our other officers;

●	reviewing our executive compensation policies and plans;

●	implementing and administering our incentive compensation equity-based remuneration plans; assisting management in complying with our proxy statement and annual report disclosure requirements;

●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees; and

●	producing a report on executive compensation to be included in our annual proxy statement; and reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

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

We have adopted a nominating and corporate governance committee charter, which details the purpose and responsibilities of the nominating and corporate governance committee, including:

●	identifying, screening and reviewing individuals qualified to serve as directors, consistent with criteria approved by the Board of Directors, and recommending to the Board of Directors candidates for nomination for election at the annual meeting of stockholders or to fill vacancies on the Board of Directors;

●	developing and recommending to the Board of Directors and overseeing implementation of our corporate governance guidelines;

●	coordinating and overseeing the annual self-evaluation of the Board of Directors, its committees, individual directors and management in the governance of the company; and

●	reviewing on a regular basis our overall corporate governance and recommending improvements as and when necessary.

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

Board Diversity Matrix (As of August 11, 2023)

Total Number of Directors:	8
				Did Not
			Non-	Disclose
	Female	Male	Binary	Gender
Part I: Gender Identity
Directors	0	7	0	0
Part II: Demographic Background
African American or Black	—	—	—	—
Alaskan Native or Native American	—	—	—	—
Asian	—	1	—	—
Hispanic or Latinx	—	—	—	—
Native Hawaiian or Pacific Islander	—	—	—	—
White	—	3	—	—
Two or More Races or Ethnicities	—	—	—	—
LGBTQ+	—	—	—	—
Did Not Disclose Demographic Background	—	3	—	—

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

Summary Compensation Table

The following table sets forth the total compensation paid during the last two fiscal years ended June 30, 2023 and 2022 to the following executive officers of the Company, who are referred to as our “named executive officers”:

●	Cuong Do, our President and Chief Executive Officer

●	Joanne Wendy Kim, our Chief Financial Officer and Corporate Secretary

●	Joseph Palumbo, our Chief Medical Officer

Name and Principal Position	Year	Salary	Bonus	Stock Awards (1)	Option Awards (1)	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Cuong Do (2)
Chief Executive Officer and President	2023	$618,000	$463,500	$734,668	$521,500	$—	$—	$—	$2,337,668
	2022	$300,000	$400,000	$210,439	$3,632,382	$—	$—	$—	$4,542,821

Joanne Wendy Kim (3)
Chief Financial Officer, Treasurer and Corporate Secretary	2023	$246,750	$150,625	$242,499	$84,000	$—	$—	$—	$723,874
	2022	$235,000	$127,656	$—	$582,343	$—	$—	$—	$944,999

Joseph Palumbo (4)
Chief Medical officer	2022	$525,000	$197,000	$242,499	$126,000	$—	$—	$—	$1,090,499
	2022	$333,333	$239,167	$—	$244,465	$—	$—	$—	$816,965

(1)	The aggregate grant date fair value of such awards were computed in accordance with Financial Accounting Standards Board ASC Topic 718, Stock Compensation (ASC Topic 718), and do not take into account estimated forfeitures related to service-based vesting conditions, if any. The valuation assumptions used in calculating these values are discussed in Note 10 of our Notes to Financial Statements included in our Annual Report on Form 10-K for the year ended June 30, 2023. These amounts do not represent actual amounts paid or to be realized. Amounts shown are not necessarily indicative of values to be achieved, which may be more or less than the amounts shown as awards may subject to time-based vesting. The stock awards in form of RSUs and Stock Option Awards were awarded pursuant to the 2019 Omnibus Incentive Plan, (the “2019 Plan”).

(2)	Mr. Do’s salary from April 27, 2021 (date of his appointment as CEO) through December 31, 2021 was paid through RSUs. The aggregate grant date fair value of the award was $454,794 and the total 58,759 RSUs awarded allows Mr. Do to receive one shares of Common Stock for each RSU.

(3)	Ms. Kim served as the Chief Financial Officer and Corporate Secretary and Treasurer on a full time basis effective July 1, 2021.

(4)	Dr. Palumbo joined the Company on November 1, 2021 and served as the Chief Medical Officer.

Employment Agreements

All employment arrangements are “at will” agreements.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth all outstanding equity awards held by our named executive officers as of June 30, 2023:

		Options					Stock Awards
Name	Grant Date	Number of securities underlying unexercised options exercisable	Number of securities underlying unexercised options unexercisable	Equity incentive plan awards: number of securities underlying unexercised unearned options	Option exercise price	Option expiration date	Number of shares or units of stock that have not vested	Market value of shares or units of stock that have to vested	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested	Equity incentive plan awards: market or payout value of unearned shares, units or other right that have not vested

Cuong Do, CEO	01-19-19	800	—	—	$3.75	01-19-24	—	—	—	$—
	01-19-20	800	—	—	$2.80	01-19-25	—	—	—	$—
	12-18-20	24,375	—	—	$13.91	12-18-25	—	—	—	$—
	08-20-21	387,400	—	357,600	$7.74	08-20-31	—	—	—	$—
	06-21-22	41,506	—	83,014	$1.69	06-21-32	—	—	83,014	$357,790
	11-23-23	—	—	—	$—		—	—	59,436	$256,169
	06-29-23	—	—	175,000	$4.09	06-29-33	—	—	149,500	$644,345

Joanne W. Kim, CFO	10-01-18	800	—	—	$8.75	10-01-23	—	—	—	$—
	10-01-19	800	—	—	$8.75	10-01-24	—	—	—	$—
	10-01-20	800	—	—	$9.54	10-01-25	—	—	—	$—
	08-20-21	40,726	—	83,441	$7.74	08-20-31	—	—	—	$—
	11-23-22	—	—	—	$—		—	—	29,718	$128,085
	06-07-23	5,000	—	15,000	$5.78	06-07-33	—	—	—	$—

Joseph M. Palumbo, CMO	02-01-22	24,833	—	99,334	$3.20	02-01-32	—	—	—	$—
	11-23-22	—	—	—	$—		—	—	29,718	$128,085
	06-07-23	7,500	—	22,500	$5.78	06-07-33	—	—	—	$—

Named executive officers held stock options to purchase a total of 1,371,729 shares of Common Stock as of June 30, 2023, with an aggregate grant date fair value of approximately $5.4 million, the last of which vests in 2027. Stock options granted prior to August 20, 2021, vested on the grant date; the stock options granted on August 20, 2021 vested 20% on the grant date, with the remaining stock options vesting in five equal annual installments beginning on the first grant date anniversary; the stock options granted on June 7, 2023, vested 25% on the grant date, with the remaining stock options vesting in four equal annual installments beginning on the first grant date anniversary; and the stock options and stock awards in the form RSUs granted to the CEO on June 21, 2022 and June 29, 2023 vests in three equal annual installments beginning on the first grant date anniversary. The RSU awarded on November 23, 2022 vested 25% on the grant date with the remaining RSU vesting in three equal annual installments beginning on the first grant date anniversary. The total RSUs outstanding awarded to the named executive officers totaled 351,386 with a market value totaling approximately $1.5 million as of June 30, 2023.

Potential Payments Upon Termination or Change of Control

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

The following table provides information regarding compensation that was earned or paid to the individuals who served as non-employee directors during the year ended June 30, 2023. Except as set forth in the table, during the fiscal year 2023, directors did not earn nor receive cash compensation or compensation in the form of stock awards, options awards or any other form.

Name	Stock awards (1)	Option awards(1)	Non-equity incentive plan compensation	Change in pension value and nonqualified deferred compensation	All other compensation	Total

Jim Lang	$266,697	—	$—	$—	$—	$266,697

Michael Sherman	—	304,500	$—	$—	$—	$304,500

Richard Berman	$266,697	—	$—	$—	$—	$266,697

Steve Gorlin	$209,549	—	$—	$—	$—	$209,549

Robert Hariri MD, Phd	$209,549	—	$—	$—	$—	$209,549

Sigmund Rogich	$—	223,300	$—	$—	$—	$223,300

Terren Piezer (2)	$—	263,900	$—	$—	$—	$263,900

(1)	The aggregate grant date fair value of such awards were computed in accordance with Financial Accounting Standards Board ASC Topic 718, Stock Compensation (ASC Topic 718), and do not take into account estimated forfeitures related to service-based vesting conditions, if any. The valuation assumptions used in calculating these values are discussed in Note 10 of our Notes to Financial Statements included in our Annual Report on Form 10-K for the year ended June 30, 2023. These amounts do not represent actual amounts paid or to be realized. Amounts shown are not necessarily indicative of values to be achieved, which may be more or less than the amounts shown as awards may subject to time-based vesting.

(2)	Mr. Piezer resigned from the Board of Directors effective March 2, 2023.

Our directors are eligible to participate in our equity incentive plans, which are administered by our Compensation Committee under authority delegated by our Board of Directors. The terms and conditions of the option grants to our non-employee directors under our equity incentive plans are and will be determined in the discretion of our Compensation Committee, consistent with the terms of the applicable plan. The fiscal year 2023 annual compensation granted to existing board members consisted of either an award of RSUs at one unit per share of Common Stock, a total of 155,636 RSU at a grant date market value of $952,492 or stock options to purchase a total of 195,000 shares of commons stock with a grant date fair value totaling $791,700. The former chairman of the Board of Directors, the chairman of the compensation committee and a member of the audit committee received stock options to purchase 65,000, 75,000 and 55,000 shares of Common Stock, respectively. The chairmen of the audit committee and the corporate governance and nominating committee each received 43,578 RSUs and the members of those committees each received 34,240 RSUs.

The following tables sets forth the outstanding equity awards held by non-employee directors as of June 30, 2023:

		Options (1)					Stock Awards (2)
Name	Grant Date	Number of securities underlying unexercised options exercisable	Number of securities underlying unexercised options unexercisable	Equity incentive plan awards: number of securities underlying unexercised unearned options	Option exercise price	Option expiration date	Number of shares or units of stock that have not vested	Market value of shares or units of stock that have to vested	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested	Equity incentive plan awards: market or payout value of unearned shares, units or other right that have not vested

James Lang	01-19-19	800	—	—	$3.13	01-19-24	—	—	—	$—
	01-19-20	800	—	—	$2.80	01-19-25	—	—	—	$—
	12-18-20	74,250	—	24,750	$13.91	12-18-25	—	—	—	$—
	04-05-22	63,950	—	63,950	$7.74	04-05-32	—	—	—	$—
	11-23-22	—	—	—	$—		—	—	21,789	$93,911

Richard J. Berman	01-19-20	800	—	—	$2.80	01-19-25	—	—	—	$—
	12-18-20	76,875	—	25,625	$13.91	12-18-25	—	—	—	$—
	04-05-22	64,525	—	64,525	$5.04	04-05-27	—	—	—	$—
	11-23-22		—		$—		—	—	21,789	$93,911

Steve Gorlin	12-18-20	72,225	—	24,075	$13.91	12-18-25	—	—	—	$—
	04-05-22	61,125	—	61,125	$5.04	04-05-27
	11-23-22	—	—	—	$—		—	—	17,120	$73,787

Robert Hariri	12-18-20	71,925	—	23,975	$13.91	12-18-25	—	—	—	$—
	04-05-22	61,125		61,125	$5.04	04-05-27	—	—	—	$—
	11-23-22	—	—	—	$—				17,120	$73,787

Sigmund Rogich	12-18-20	72,975	—	24,325	$13.91	12-18-25	—	—	—	$—
	04-05-22	61,700	—	61,700	$5.04	04-05-27	—	—	—	$—
	11-23-22	27,500	—	27,500	$6.12	11-23-27	—	—	—	$—

Michael Sherman	10-13-18	800	—	—	$6.25	10-13-23	—	—	—	$—
	10-13-19	800	—	—	$7.13	10-13-24	—	—	—	$—
	10-13-20	800	—	—	$9.90	10-13-25	—	—	—	$—
	12-18-20	77,325	—	25,775	$13.91	12-18-25	—	—	—	$—
	04-05-22	65,075	—	65,075	$5.04	04-05-27	—	—	—	$—
	11-23-22	37,500	—	37,500	$6.12	11-23-27	—	—	—	$—

(1)	There was a total of 1,483,300 stock options outstanding to directors as of June 30, 2023, with an aggregate grant date fair value of approximately $13.2 million, the last of which vest in 2027. Stock options granted on December 18, 2020 and April 5, 2022 vest 25% on grant date with the remaining stock options vesting in three annual equal installments beginning on the first grant date anniversary. Stock options granted on November 23, 2022 vest in four equal quarterly installments beginning February 9, 2023.

(2)	Equity awards granted the Board of Directors on November 23, 2022 were in the form of RSUs, one unit for one share of Common Stock, vest in four equal quarterly installments beginning February 9, 2023. There were 77,460 RSUs outstanding as of June 30, 2023, with an aggregate market value of approximately $335,000.

Long-Term Incentive Plans and Awards

Other than the options granted and RSU awards as described above, we do not currently have any long-term incentive plans that provide compensation intended to serve as incentive for performance. Since prior to such grants, no individual grants or agreements regarding future payouts under non-stock price-based plans had been made to any executive officer or any director or any employee or consultant since our inception, no future payouts under non-stock price-based plans or agreements had been granted or entered into or exercised by our officer or director or employees or consultants.

2019 Omnibus Equity Incentive Plan

On April 20, 2019, our Board of Directors and our stockholders approved and adopted the 2019 Plan. The 2019 Plan allows us, under the direction of our Board of Directors or a committee thereof, to make grants of stock options, restricted and unrestricted stock and other stock-based awards to employees, including our executive officers, consultants and directors. The 2019 Plan allows for the issuance of up to 6,540,000 shares of common pursuant to new awards granted under the 2019 Plan and as of June 30, 2023, there were 2,269,952 shares of Common Stock available for new awards granted under the 2019 Plan.

Equity Compensation Plan Information[1]

The following table provides certain aggregate information with respect to all of the Company’s equity compensation plans in effect as of June 30, 2023:

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation pans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	4,530,121	$6.71	2,269,952
Equity compensation not approved by security holders	—	$—	—
Total	4,530,121	$6.71	2,269,952

PAY VERSUS PERFORMANCE

As required by Item 402(v) of Regulation S-K, we are providing the following information regarding the relationship between executive compensation and our financial performance for each of the last two completed calendar years. In determining the “compensation actually paid” to our named executive officers (“NEOs”), we are required to make various adjustments to amounts that have been previously reported in the Summary Compensation Table in previous years, as the SEC’s valuation methods for this section differ from those required in the Summary Compensation Table.

Pay Versus Performance Table

The table below summarizes compensation values both previously reported in our Summary Compensation Table, as well as the adjusted values required in this section for fiscal years 2022 and 2023. Note that for our NEOs other than our principal executive officer (the “PEO”), compensation is reported as an average.

Year	Summary Compensation Table Total for PEO ($)(1)(2)	Compensation Actually Paid to PEO ($)(1)(3)	Average Summary Compensation Table Total for Non-PEO Named Executive Officers ($)(1)(4)	Average Compensation Actually Paid to Non-PEO Named Executive Officers ($)(1)(5)	Value of Initial Fixed $100 Investment Based on Total Shareholder Return ($)(6)	Net Loss ($)(7) (in thousands)
2023	$2,337,668	$3,434,517	$1,185,289	$1,185,289	$25.43	$(50,256)
2022	$4,542,821	$916,050	$605,653	$605,653	$8.55	$(25,084)

(1)	During fiscal years 2023 and 2022, the PEO was Cuong Do. During fiscal years 2023 and 2022, the non-PEO NEOs were Joanne W Kim and Joseph M Palumbo M.D.
(2)	The dollar amounts reported are the amounts of total compensation reported for Mr. Do and the average total compensation reported for Non-PEO Named Executive Officers for the applicable fiscal year in the “Total” column of the Summary Compensation Table (SCT).
(3)	The following table sets forth the adjustments made to the SCT total for each year represented in the pay versus performance table to arrive at “compensation actually paid” to our PEO, as computed in accordance with Item 402(v) of Regulation S-K:

	2023	2022
SCT Total for PEO	$2,337,668	$4,542,821
Less: Amount reported under the “Stock Awards” column in the SCT	$(1,256,168)	$(3,842,821)
Add: Fair value as of fiscal year-end of awards granted during the fiscal year that are outstanding and unvested as of the end of the fiscal year	$2,770,583	$-
Add: Change in fair value as of fiscal year-end, compared to prior fiscal year-end, of awards granted in any prior fiscal year that are outstanding and unvested as of the end of the fiscal year	$(1,545,275)	$-
Add: Fair value as of vest date of awards granted and vested in the fiscal year	$1,186,095	$1,153,260
Add: Change in fair value as of vesting date, compared to prior fiscal year-end, of awards granted in any prior fiscal year for which all vesting conditions were satisfied at fiscal year-end or during the fiscal year	$(58,386)	$(937,210)
Less: Forfeitures during fiscal year equal to prior fiscal year-end value	$-	$-
Total Adjustments	$1,096,849	$(3,626,771)
Compensation Actually Paid to PEO	$3,434,517	$916,050

(4)	The following table sets forth the adjustments made to the SCT total for each year represented in the pay versus performance table to arrive at “compensation actually paid” to our PEO, as computed in accordance with Item 402(v) of Regulation S-K:

	2023	2022
Average SCT Total for Non-PEO NEOs	$907,186	$880,982
Less: Amount reported under the “Stock Awards” column in the SCT	$(347,499)	$(413,404)
Add: Fair value as of fiscal year-end of awards granted during the fiscal year that are outstanding and unvested as of the end of the fiscal year	$551,399	$144,034
Add: Fair value as of vest date of awards granted and vested in the fiscal year	$96,750	$135,839
Add: change in fair value as of vesting date, compared to prior fiscal year-end of awards granted in any prior fiscal year for which all vesting conditions were satisfied at fiscal year-end or during the fiscal year	$(22,548)	$(141,798)
Less: Forfeitures during fiscal year equal to prior fiscal year-end value	$-	$-
Total Adjustments	$278,102	$(275,329)
Average Compensation Actually Paid to Non-PEO NEOs	$1,185,289	$605,653

(5)	The amounts reported represent the measurement period value of an investment of $100 in our stock on June 30, 2021 (the last trading day before the 2022 fiscal year), and then valued again on each of June 30, 2022 (the last trading day of the 2022 fiscal year) and June 30, 2023 (the last trading day of the 2023 fiscal year), based on the closing price per share of the Company’s common stock as of such dates and assuming the reinvestment of dividends.
(6)	The amounts reported represent net loss for the applicable fiscal year calculated in accordance with generally accepted accounting principles in the United States.

Relationship Between CAP Amounts and Performance Measures

The following charts show graphically the relationships over the past two years of the CAP Amounts for the PEO and the Other NEOs as compared to our (i) cumulative total shareholder return and (ii) net loss.

While the Compensation Committee makes executive compensation decisions in consideration of a variety of factors, including corporate and individual performance, the decisions of the Compensation Committee and Board of Directors in 2022 and 2023 were made independently of these disclosure requirements.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Based solely upon information made available to us, the following table sets forth information as of August 9, 2023 regarding the beneficial ownership of our Common Stock by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of Common Stock;

●	each of our named executive officers and directors; and

●	all our executive officers and directors as a group.

The percentage ownership information shown in the table is based upon 36,765,035 shares of Common Stock outstanding as of August 9, 2023.

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

The address of each holder listed below, except as otherwise indicated, is c/o BioVie Inc., 680 W Nye Lane, Suite 201, Carson City, Nevada 89703.

Name and Address of Beneficial Owner	Number of Common Shares of Beneficial Ownership	Percentage of Beneficial Ownership
Named executive officers and directors:
James Lang (1)	170,570	*
Richard Berman (2)	110,738	*
Steve Gorlin (3)	178,468	*
Robert Hariri (4)	119,895	*
Sigmund Rogich (5)	145,075	*
Michael Sherman (6)	202,525	*
Cuong Do (7)	738,312	2.0%
Joanne Wendy Kim (8)	80,397	*
Joseph Palumbo (9)	38,263	*
All directors and executive officers as a group (9)	1,784,243	4.8%
5% Stockholders
Acuitas Group Holdings (10)	30,503,938	69.1%

* Less than 1%

(1)	Includes warrants to purchase 17,333 shares of Common Stock and options to purchase 134,636 shares of Common Stock, all of which are exercisable within 60 days of August 9, 2023.

(2)	Includes options to purchase 109,138 shares of Common Stock, all of which are exercisable within 60 days of August 9, 2023.

(3)	Includes options to purchase 102,788 shares of Common Stock, all of which are exercisable within 60 days of August 9, 2023. 50,000 shares of common stock is held by Mr. Gorlin’s wife.

(4)	Includes options to purchase 102,775 shares of Common Stock, all of which are exercisable within 60 days of August 9, 2023.

(5)	Includes options to purchase 145,175 shares of Common Stock, all of which are exercisable within 60 days of August 9, 2023.

(6)	Includes warrants to purchase 13,333 shares of Common Stock and options to purchase 168,513 shares of Common Stock, all of which are exercisable within 60 days of August 9, 2023. Common stock held of record by Sherman Children’s Trust Brian Krisber, Trustee. All shares of common stock, warrants and options are deemed to be beneficially owned or controlled by Michael Sherman.

(7)	Includes warrants to purchase 70,666 shares of Common Stock and options to purchase 455,681 shares of Common Stock, all of which are exercisable within 60 days of August 9, 2023. 211,965 shares of Common Stock and warrants are held of record by Do & Rickles Investments, LLC, a limited liability company 100% owned by Cuong Do and his wife, and as such, Mr. Do may be deemed to beneficially own or control.

(8)	Include options to purchase shares 70,967of Common Stock, all of which are exercisable within 60 days of August 9, 2023.

(9)	Includes options to purchase 30,833 shares of Common Stock, all of which are exercisable within 60 days of August 9, 2023.

(10)	Includes warrants to purchase 7,272,728 shares of Common Stock and options to purchase 65,000 shares of Common Stock, all of which are exercisable within 60 days of August 9, 2023. All shares held of record by Acuitas Group Holdings, LLC, a limited liability company 100% owned by Terren Peizer, and as which Mr. Peizer may be deemed to beneficially own or control. Mr. Peizer disclaims beneficial of any such securities.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The following includes a summary of transactions since June 30, 2022, to which we have been a party in which the amount involved exceeded or will exceed the lesser of (i) $120,000 and (ii) one percent (1%) of the average of our total assets at year-end for the prior two fiscal years, and in which any of our directors, executive officers or beneficial owners of more than 5% of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest.

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

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table shows what the auditor billed for the audit and other services for the years ended June 30, 2023 and 2022.

	2023	2022

Audit Fees	$317,772	$223,102
Audit - Related Fees	—	—
Tax Fees	—	—
All other Fees	—	—

Total	$317,772	$223,102

 Audit Fees—This category includes the audit of the Company’s annual financial statements, review of financial statements included in the Company’s Form 10-Q Quarterly Reports and services that are normally provided by the independent auditors in connection with engagements for those years.

Audit-Related Fees—N/A

Tax Fees—N/A

All Other Fees—N/A

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

(a)(1),(2) Financial Statements

The Financial Statements listed on page F-1 of this document are filed as part of this filing.

(a)(3) Exhibits

The following is a list of exhibits filed as a part of this report:

Exhibit Number	Description of Document
2.1	Agreement and Plan of Merger, dated April 11, 2016, among the Company, LAT Acquisition Corp and LAT Pharma, LLC (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on April 15, 2016).
3.1	Articles of Incorporation of the Company as filed with the Secretary of State of Nevada (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed on August 15, 2013, File No. 333-190635).
3.2	Certificate of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on July 22, 2016).
3.3	Certificate of Amendment to Articles of Incorporation (incorporated by reference to Appendix A to the Company’s Information Statement on Schedule 14C filed on July 13, 2018).
3.4	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on July 3, 2018).
3.5	Certificate of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.6 to the Company’s Registration Statement on Form S-1 filed on November 22, 2019, File No. 333-231136).
3.6	Amended and Restated Bylaws of the Company, dated June 16, 2020 (incorporated by reference to Exhibit 3.5 to the Company’s Quarterly Report on Form 10-Q filed on November 10, 2021).
3.7	First Amendment to the Amended and Restated Bylaws of the Company, dated March 12, 2023 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on March 13, 2023).
4.1	Specimen Certificate representing shares of Class A Common Stock (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 filed on April 26, 2019, File No. 333-231136).
4.2	Form of Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on September 25, 2019).
4.3	Form of 10% OID Convertible Delayed Draw Debenture (incorporated by reference to Exhibit 4.1 the Company’s Current Report on Form 8-K filed on September 25, 2019).
4.4	Description of Securities (incorporated by reference to Exhibit 4.4 to the Company’s Annual Report on Form 10-K filed on August 30, 2021).
4.5	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K/A filed on July 18, 2022).
4.6	Form of Warrant to Purchase Shares of Class A Common Stock of the Company (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on December 1, 2021).
10.1#	BioVie Inc. 2019 Omnibus Equity Incentive Plan (incorporated by reference to Appendix D to the Definitive Information Statement on Schedule 14C, filed on May 8, 2019).
10.2	Asset Purchase Agreement, dated April 27, 2021, among the Company, NeurMedix, Inc. and Acuitas Group Holdings, LLC (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on April 27, 2021).
10.3	Amendment No. 1 of the Asset Purchase Agreement, dated May 9, 2021, among the Company, NeurMedix, Inc. and Acuitas Group Holdings, LLC (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed on May 10, 2021).
10.4	Amendment No. 2 to the Asset Purchase Agreement, dated January 13, 2023, among the Company, Acuitas Group Holdings, LLC and Acuitas Group Holdings, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 12, 2023).
10.5#	Employment Offer & Agreement, between Chris Reading and the Company, dated June 18, 2021 (incorporated by reference to Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q filed on November 10, 2021).

10.6#	Employment Offer & Agreement, between Clarence Ahlem and the Company, dated June 18, 2021 (incorporated by reference to Exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q filed on November 10, 2021).
10.7#	Employment Offer & Agreement, between Joanne Wendy Kim and the Company, dated June 26, 2021 (incorporated by reference to Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q filed on November 10, 2021).
10.8#	Employment Offer & Agreement, between Penelope Markham and the Company, dated September 7, 2021 (incorporated by reference to Exhibit 10.18 to the Company’s Quarterly Report on Form 10-Q filed on November 10, 2021).
10.9#	Employment Offer & Agreement, between Joseph Palumbo and the Company, dated September 3, 2021 (incorporated by reference to Exhibit 10.19 to the Company’s Quarterly Report on Form 10-Q filed on November 10, 2021).
10.10	Loan and Security Agreement, dated November 30, 2021, among the Company, Avenue Venture Opportunities Fund II, L.P. and Avenue Venture Opportunities Fund, L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on December 1, 2021).
10.11	Supplement to Loan and Security Agreement, dated November 30, 2021, among the Company, Avenue Venture Opportunities Fund II, L.P. and Avenue Venture Opportunities Fund, L.P. (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on December 1, 2021).
10.12	Securities Purchase Agreement, dated July 15, 2022, by and between the Company and Acuitas Group Holdings, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed on July 18, 2022).
10.13	Controlled Equity OfferingSM Sales Agreement, dated August 31, 2022, among the Company, Cantor Fitzgerald & Co. and B. Riley Securities, Inc. (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on August 31, 2022).
10.14

Amended and Restated Registration Rights Agreement, dated August 15, 2022, by and between BioVie Inc. and Acuitas Group Holdings, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on November 4, 2022).

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

Person	Capacity	Date

/s/ Cuong Do	Chief Executive Officer	August 16, 2023
Cuong Do	(Principal Executive Officer)

/s/ Joanne Wendy Kim	Chief Financial Officer	August 16, 2023
Joanne Wendy Kim	(Principal Financial Officer)

/s/ Jim Lang	Director	August 16, 2023
Jim Lang

/s/ Michael Sherman	Director	August 16, 2023
Michael Sherman

/s/ Richard J. Berman	Director	August 16, 2023
Richard J. Berman

/s/ Steve Gorlin	Director	August 16, 2023
Steve Gorlin

/s/ Robert Hariri	Director	August 16, 2023
Robert Hariri

/s/ Sigmund Rogich	Director	August 16, 2023
Sigmund Rogich

BioVie, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

BioVie, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of BioVie, Inc. (the “Company”) as of June 30, 2023 and 2022, and the related statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2023 and 2022, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Research and development expenses and related accruals

As described in Note 3 to the accompanying financial statements, research and development expenses consists primarily of costs associated with the preclinical and/or clinical trials of drug candidates, compensation and other expenses for research and development, supplies and development materials, costs for consultants and related contract research and third-party facility costs. The amounts recorded for clinical trial expenses represent the Company’s estimates of clinical trial expenses based on facts and circumstances known to the Company at that time, and are dependent upon the timely and accurate reporting of contract research organizations and other third-party vendors.

We identified the accounting for the research and development expenses and related accruals to be a critical audit matter due to the degree of management judgement in ensuring they are complete and accurate, their significance, their increase from the prior year, and the risk of material misstatement due to the nature and timing of these costs and accruals. This in turn led to a high degree of auditor judgment, subjectivity, and effort in applying the procedures related to their accounting.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. These procedures included, obtaining an understanding of management’s process and evaluating the design of controls over research and development expenses and the completeness and accuracy of related accruals, reading the terms of the master service agreements and statements of work for significant vendors and making selections of transactions to determine the adequacy of the support, their mathematical accuracy and their recording as research and development expenses. We also made inquiries of management and reviewed subsequent payments of major research and development expenses to ensure that accruals were complete as of June 30, 2023.

/s/ EisnerAmper LLP

We have served as the Company’s auditor since 2019.

EISNERAMPER LLP

Iselin, New Jersey

August 16, 2023

BioVie Inc.

Balance Sheets

	June 30	June 30,
	2023	2022
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$19,460,883	$18,641,716
Investments in U.S. Treasury Bills	14,477,726	—
Prepaids and other assets	102,526	137,879
Total current assets	34,041,135	18,779,595

Operating lease right-of-use assets	80,789	118,254
Intangible assets, net	637,095	866,472
Goodwill	345,711	345,711
Other assets, non-current	—	4,562

TOTAL ASSETS	$35,104,730	$20,114,594

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$3,476,259	$2,442,804
Current portion of other liabilities	48,385	1,304,925
Current portion of operating lease liabilities	44,909	38,884
Current portion of Note payable, net of financing cost, unearned premium and discount of $894,926 at June 30, 2023	9,105,074	—
Warrant liabilities	894,280	194,531
Embedded derivative liability	925,762	188,030
Total current liabilities	14,494,669	4,169,174

Other liabilities, net of current portion	—	48,385
Operating lease liabilities, net of current portion	42,505	87,414
Note payable, net of current portion, financing cost, unearned premium and discount of $227,268 at June 30, 2023 and $2,861,314 at June 30, 2022	5,227,270	12,138,686
TOTAL LIABILITIES	19,764,444	16,443,659

Commitments and contingencies (Note 12)

STOCKHOLDERS’ EQUITY :

Preferred stock; $0.001 par value; 10,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $0.0001 par value; 800,000,000 shares authorized at June 30, 2023 and June 30, 2022, respectively; 36,451,829 shares issued of which 36,428,949 shares outstanding at June 30, 2023 and 24,984,083 issued and outstanding at June 30, 2022;	3,643	2,496
Additional paid in capital	316,385,759	254,638,329
Accumulated other comprehensive income	176,591
Accumulated deficit	(301,225,705)	(250,969,890)
Treasury stock	(2)	—
Total stockholders’ equity	15,340,286	3,670,935

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$35,104,730	$20,114,594

The accompanying notes are an integral part of the financial statements.

BioVie Inc.

Statements of Operations and Comprehensive Loss

	Year ended	Year ended
	June 30, 2023	June 30, 2022

OPERATING EXPENSES:
Amortization	$229,377	$229,377
Research and development expenses	33,299,503	17,258,341
Selling, general and administrative expenses	11,551,568	9,765,259
TOTAL OPERATING EXPENSES	45,080,448	27,252,977

LOSS FROM OPERATIONS	(45,080,448)	(27,252,977)

OTHER EXPENSE (INCOME):
Change in fair value of derivative liabilities	1,437,481	(3,287,418)
Interest expense	4,300,150	2,162,989
Interest income	(562,264)	(44,080)
TOTAL OTHER EXPENSE (INCOME), NET	5,175,367	(1,168,509)

NET LOSS	$(50,255,815)	$(26,084,468)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(50,255,815)	$(26,084,468)

NET LOSS PER COMMON SHARE
- Basic	$(1.55)	$(1.06)
- Diluted	$(1.55)	$(1.06)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
- Basic	32,483,489	24,662,557
- Diluted	32,483,489	24,662,557

NET LOSS	$(50,255,815)	$(26,084,468)

Other comprehensive income
Unrealized gain on investments for available-for-sale	176,591	—
Other comprehensive income	176,591	—
Comprehensive loss	$(50,079,224)	$(26,084,468)

The accompanying notes are an integral part of the financial statements.

BioVie Inc.

Statements of Changes in Stockholders’ Equity
For the Years Ended June 30, 2023 and 2022

						Accumulated
			Additional			Other		Total
	Common Stock	Common Stock	Paid in	Treasury Stock	Treasury Stock	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Income	Deficit	Equity

Balance, June 30, 2021	22,333,324	$2,232	$229,933,505	—	$—	$—	$(224,885,422)	$5,050,315

Stock option-based compensation	—	—	5,807,871	—	—	—	—	5,807,871

Proceeds from issuance of common stock, net costs of $2,224,992	2,592,000	259	18,510,750	—	—	—	—	18,511,009

Stock based compensation – restricted stock	58,759	5	386,203	—	—	—	—	386,208

Net loss	—	—	—	—	—	—	(26,084,468)	(26,084,468)

Balance, June 30, 2022	24,984,083	2,496	254,638,329	—	—	—	(250,969,890)	3,670,935

Stock option-based compensation	—	—	4,222,845	—	—	—	—	4,222,845

Stock-based compensation – restricted stock units	215,175	21	1,780,028	(22,880)	(2)	—	—	1,780,047

Stock-based compensation – issuance of common stock	50,000	5	372,495	—	—	—	—	372,500
								—
Cashless exercise of options	22,563	3	(3)	—	—	—	—	—
								—
Cashless exercise of warrants	3,590	—	—	—	—	—	—	—
								—
Proceeds from exercise of options	800	—	2,240	—	—	—	—	2,240

Proceeds from issuance of common stock, net costs of $2,008,898	7,539,254	754	49,464,349	—	—	—	—	49,465,103

Proceeds from issuance of common stock, net of costs of $94,160 – Related Party	3,636,364	364	5,905,476	—	—	—	—	5,905,840

Unrealized gain on available-for-sale securities	—	—	—	—	—	176,591	—	176,591

Net loss	—	—	—	—	—	—	(50,255,815)	(50,255,815)

Balance, June 30, 2023	36,451,829	$3,643	$316,385,759	(22,880)	$(2)	$176,591	$(301,225,705)	$15,340,286

The accompanying notes are an integral part of the financial statements.

BioVie Inc.

Statements of Cash Flows

	Year ended	Year ended
	June 30, 2023	June 30, 2022

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(50,255,815)	$(26,084,468)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of intangible assets	229,377	229,377
Stock based compensation – restricted stock units	1,780,047	386,208
Stock based compensation expense – stock options	4,222,845	5,807,871
Stock based compensation expense – stock issued	372,500	—
Amortization of financing costs	170,219	99,295
Accretion of unearned loan discount	1,601,445	934,177
Accretion of loan premium	421,994	165,278
Change in operating lease right-of-use assets	37,465	8,044
Change in fair value of derivative liabilities	1,437,481	(3,287,418)
Changes in operating assets and liabilities:
Prepaids and other assets	39,915	(48,954)
Accounts payable and accrued expenses	1,033,455	1,446,430
Operating lease liabilities	(38,884)	—
Other liabilities	(1,304,925)	1,353,310
Net cash used in operating activities	(40,252,881)	(18,990,850)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of U.S. Treasury Bills	(14,301,135)	—
Net cash used in investing activities	(14,301,135)	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	49,465,103	18,511,009
Proceeds from note payable net of financing costs	—	14,609,915
Proceeds from exercise of stock options	2,240	—
Net proceeds from issuance of common stock – Related Party	5,905,840	—
Net cash provided by financing activities	55,373,183	33,120,924

Net increase in cash and cash equivalents	819,167	14,130,074

Cash and cash equivalents, beginning of period	18,641,716	4,511,642

Cash and cash equivalents, end of period	$19,460,883	$18,641,716

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$2,106,491	$964,241

SCHEDULE OF NON-CASH FINANCING AND INVESTING ACTIVITIES:
Right of use assets obtained in exchange for lease obligations	$—	$130,039
Unrealized gain on U.S. Treasury Bills	$176,591	$—

The accompanying notes are an integral part of the financial statements.

 BioVie Inc.

Notes to Financial Statements

For the Years Ended June 30, 2023 and 2022

1.	Background Information

BioVie Inc. (the “Company” or “we” or “our”) is a clinical-stage company developing innovative drug therapies to treat chronic debilitating conditions including neurological and neuro-degenerative disorders and liver disease.

The Company acquired the biopharmaceutical assets of NeurMedix, Inc. (“NeurMedix”), from a related party privately held clinical-stage pharmaceutical company, in June 2021. The acquired assets included NE3107, a potentially selective inhibitor of inflammatory extracellular single-regulated kinase(“ERK”) signaling that, based on animal studies and is believed to reduce neuroinflammation. NE3107 is a novel orally administered small molecule that is thought to inhibit inflammation-driven insulin resistance and major pathological inflammatory cascades with a novel mechanism of action. There is emerging scientific consensus that both inflammation and insulin resistance may play fundamental roles in the development of Alzheimer’s Disease (AD) and Parkinson’s Disease (PD), and NE3107 could, if approved represent an entirely new medical approach to treating these devastating conditions affecting an estimated 6 million Americans suffering from AD and 1 million Americans suffering from PD.

The Company is conducting a potentially pivotal Phase 3 randomized, double-blind, placebo-controlled, parallel-group, multicenter study to evaluate NE3107 in patients who have mild to moderate Alzheimer’s disease (NCT04669028). The Company is targeting primary completion of this study in the fourth quarter of calendar year 2023.

The Company completed its Phase 2 study assessing NE3107 in Parkinson’s disease patients in the fourth quarter of calendar year 2022. The NM201 study (NCT05083260) was a double-blind, placebo-controlled, safety, tolerability, and pharmacokinetics study in Parkinson’s disease (PD) participants treated with carbidopa/levodopa and NE3107. The study was primarily designed to assess safety (general safety in the patient population and potential for drug-drug interactions of NE3107 with levodopa); and secondary, to look for indications of promotoric activity akin to promotoric activity and apparent enhancement of levodopa activity observed in preclinical models. Both the safety and efficacy objectives of the study were met.

Neuroinflammation, insulin resistance, and oxidative stress are common features in the major neurodegenerative diseases, including Alzheimer’s Disease (AD), Parkinson’s Disease (PD), frontotemporal lobar dementia, and Amyotrophic lateral sclerosis (ALS). NE3107 is an orally bioavailable, blood-brain permeable, small molecule, with potential anti-inflammatory, insulin sensitizing, and ERK-binding properties that may allow it to selectively inhibit ERK-, NFκB- and TNF-stimulated inflammation. NE3107’s potential to inhibit neuroinflammation and insulin resistance forms the basis for the Company’s work testing the molecule in AD and PD patients. NE3107 is patented in the United States, Australia, Canada, Europe and South Korea.

The Company’s Orphan Drug candidate BIV201 (continuous infusion terlipressin), with FDA Fast Track status, is being evaluated in a U.S. Phase 2b study (NCT04112199) for the treatment of refractory ascites due to liver cirrhosis. BIV201 is administered as a patent-pending liquid formulation. The study was closed before full enrollment, without clinically meaningful adverse effects associated with BIV201 treatment. While the active agent is approved in the U.S. and in about 40 countries for related complications of advanced liver cirrhosis, treatment of ascites is not included in these authorizations. Patients with refractory ascites suffer from frequent life-threatening complications, generate more than $5 billion in annual treatment costs, and have an estimated 50% mortality rate within 6 to 12 months. The U.S. Food and Drug Administration (“FDA”) has not approved any drug to treat refractory ascites.

The BIV201 development program was initiated by LAT Pharma LLC (LAT Pharma). On April 11, 2016, the Company acquired LAT Pharma and the rights to its BIV201 development program. The Company currently owns all development and marketing rights to this drug candidate. Pursuant to the Agreement and Plan of Merger entered into on April 11, 2016, between our predecessor entities, LAT Pharma and NanoAntibiotics, Inc., the Company is obligated to pay a low single digit royalty on net sales of BIV201 (continuous infusion terlipressin), if approved, to be shared by the members of LAT Pharma, PharmaIn Corporation and The Barrett Edge, Inc.

 BioVie Inc.

Notes to Financial Statements

For the Years Ended June 30, 2023 and 2022

2.	Liquidity and Going Concern

The Company’s operations are subject to a number of factors that can affect its operating results and financial conditions. Such factors include, but are not limited to: the results of clinical testing and trial activities of the Company’s products, the Company’s ability to obtain regulatory approval to market its products; competition from products manufactured and sold or being developed by other companies; the price of, and demand for, Company products; the Company’s ability to negotiate favorable licensing or other manufacturing and marketing agreements for its products; and the Company’s ability to raise capital. The Company’s financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of June 30, 2023 the Company had working capital of approximately $19.5 million, cash and cash equivalents and US treasury bills totaling of approximately $33.9 million, stockholders’ equity of approximately $15.3 million, and an accumulated deficit of approximately $301 million. The Company is in the pre-revenue stage and no revenues are expected in the foreseeable future. The Company’s future operations are dependent on the success of the Company’s ongoing development and commercialization efforts, as well as its ability to secure additional financing as needed. Although our cash balance may possibly sustain operations over the next 12 months from the balance sheet date if measures are taken to delay planned expenditures in our research protocols and slow the progress in the Company’s development of next phase clinical programs, the Company’s current planned operations to meet certain goals and objectives, project cash flows to be depleted within that period of time.

The future viability of the Company is largely dependent upon its ability to raise additional capital to finance its operations. Management expects that future sources of funding may include sales of equity, obtaining loans, or other strategic transactions.

The Impact of COVID-19 pandemic created a widespread labor shortage, including a shortage of medical professionals, and has impacted and may continue to impact the potential patient participation in our studies, which may adversely impact our ability to continue or complete our clinical trials in the planned timeline.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The Company bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances. The amounts of assets and liabilities reported in the Company’s balance sheet and the amounts of expenses reported for each of the periods presented are affected by estimates and assumptions, which are used for, but not limited to, accounting for clinical accruals, share-based compensation, accounting for derivatives, assumptions used in leases and recoverability of intangible assets, the inputs used in the valuation of goodwill and intangible assets in connection with impairment testing and accounting for income taxes. Actual results could differ from those estimates.

Cash and cash equivalents

Cash and cash equivalents consisted of cash deposits and money market funds held at a bank and funds held in a brokerage account which included a U.S. treasury money market fund and U.S. Treasury Bills with original maturities of three months or less.

 BioVie Inc.

Notes to Financial Statements

For the Years Ended June 30, 2023 and 2022

3.	Significant Accounting Policies (continued)

Investments in U.S. Treasury Bills

Investments in U.S. Treasury Bills with maturities greater than three months, are accounted for as available for sale and are recorded at fair value. Unrealized gains were included in other comprehensive income in the accompanying statements of operations and comprehensive loss.

Concentration of Credit Risk in the Financial Service Industry

As of June 30, 2023, the Company had cash deposited in certain financial institutions in excess of federally insured levels. The Company regularly monitors the financial stability of these financial institutions and believes that it is not exposed to any significant credit risk in cash and cash equivalents. However, in March and April 2023, certain U.S. government banking regulators took steps to intervene in the operations of certain financial institutions due to liquidity concerns, which caused general heightened uncertainties in financial markets. While these events have not had a material direct impact on the Company’s operations, if further liquidity and financial stability concerns arise with respect to banks and financial institutions, either nationally or in specific regions, the Company’s ability to access cash or enter into new financing arrangements may be threatened, which could have a material adverse effect on its business, financial condition and results of operations.

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

Other Assets, non-current

Other assets consist of a security deposit for an office lease.

 BioVie Inc.

Notes to Financial Statements

For the Years Ended June 30, 2023 and 2022

3.	Significant Accounting Policies (continued)

Leases

The Company determines whether an arrangement contains a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets, current portion of operating lease liabilities, and operating lease liabilities, net of current portion on our balance sheets. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent an obligation to make lease payments arising from the lease. Lease ROU assets and lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. As the Company’s leases do not provide an implicit rate, an incremental borrowing rate is used based on the information available at the commencement date in determining the present value of lease payments. The Company does not include options to extend or terminate the lease term in its calculation unless it is reasonably certain that the Company will exercise any such options. Rent expense is recognized under the operating leases on a straight-line basis. The Company does not recognize right of-use assets or lease liabilities for short-term leases, which have a lease term of 12 months or less at inception, and instead will recognize lease payments as expense on a straight-line basis over the lease term.

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

The Company recognizes uncertainty in income taxes in the financial statements using a recognition threshold and measurement attribute of a tax position taken or expected to be taken in a tax return. The Company applies the “more-likely-than-not” recognition threshold to all tax positions, commencing at the adoption date of the applicable accounting guidance, which resulted in no unrecognized tax benefits as of such date. Additionally, there have been no unrecognized tax benefits subsequent to adoption. The Company has opted to classify interest and penalties that would accrue, if any, according to the provisions of relevant tax law as general and administrative expenses, in the Statements of Operations and Comprehensive Loss. For the years ended June 30, 2023 and 2022, there was no such interest or penalty.

Net Loss per Common Share

Basic net loss per common share is computed by dividing the net loss attributable to Common Stockholders by the weighted average number of shares of Common Stock outstanding during the period. Diluted net loss per common share is computed by dividing the net loss attributable to Common Stockholders by the weighted average number of shares of Common Stock outstanding and potentially outstanding shares of Common Stock during the period to reflect the potential dilution that could occur from common shares issuable through stock options, warrants, and convertible debentures. For the years ended June 30, 2023 and 2022, such amounts were excluded from the diluted loss since their effect was considered anti-dilutive due to the net loss for the periods.

The table below shows the number of outstanding stock options, warrants and restricted stock units as of June 30:

	June 30, 2023	June 30, 2022
	Number of Shares	Number of Shares
Stock Options	3,952,864	3,398,764
Warrants	7,770,285	510,372
Restricted Stock Units	596,457	124,520
Total	12,319,606	4,033,656

 BioVie Inc.

Notes to Financial Statements

For the Years Ended June 30, 2023 and 2022

3.	Significant Accounting Policies (continued)

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

Goodwill

Goodwill is recorded when the purchase price paid for an acquisition exceeds the fair value of net identified tangible and intangible assets acquired. The Company performs an annual impairment test of goodwill and further periodic tests to the extent indicators of impairment develop between annual impairment tests. The Company’s impairment review process compares the fair value of the reporting unit to its carrying value, including the goodwill related to the reporting unit. To determine the fair value of the reporting unit, the Company may use various approaches including an asset or cost approach, market approach or income approach or any combination thereof. These approaches may require the Company to make certain estimates and assumptions including future cash flows, revenue and expenses. These estimates and assumptions are reviewed each time the Company tests goodwill for impairment and are typically developed as part of the Company’s routine business planning and forecasting process. While the Company believes its estimates and assumptions are reasonable, variations from those estimates could produce materially different results. The Company did not recognize any goodwill impairments for the years ended June 30, 2023 and 2022.

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

Recent Accounting Pronouncements

The Company considers the applicability and impact of all Accounting Standards Updates (“ASU’s”). There were no recent ASU’s that are expected to have a material impact on our balance sheets or statements of operations and comprehensive loss.

In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments.” This amendment replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses on instruments within its scope, including trade receivables. This update is intended to provide financial statement users with more decision-useful information about the expected credit losses. In November 2019, the FASB issued No. 2019-10, Financial Instruments --Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842), which deferred the effective date of ASU 2016-13 for Smaller Reporting Companies for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company does not expect a material impact from the adoption of ASU 2016-13 on the financial statements.

BioVie Inc.

Notes to Financial Statements

For the Years Ended June 30, 2023 and 2022

4. Investments in U.S. Treasury Bills available for sale

The following is a summary of the U.S. Treasury Bills held at June 30, 2023:

	Amortized Cost Basis	Gross Unrealized Gain	Gross Unrealized loss	Fair Value	Total Accumulated Other Comprehensive Income
U.S. Treasury Bills due is 3 - 6 months	$14,301,136	$176,591	$—	$14,477,726	$176,591

The Company purchased a total of approximately $46 million of U.S. Treasury Bills during the year ended June 30, 2023. The U.S Treasury Bills that matured were approximately $18 million and none were sold before maturity.

5.	Intangible Assets

The Company’s intangible assets consist of intellectual property acquired from LAT Pharma, Inc. and are amortized over their estimated useful lives. The following is a summary of the intangible assets as of June 30, 2023 and 2022:

	June 30, 2023	June 30, 2022

Intellectual Property	$2,293,770	$2,293,770
Less Accumulated Amortization	(1,656,675)	(1,427,298)
Intellectual Property, Net	$637,095	$866,472

Amortization expense amounted to $229,377 for each of the years ended June 30, 2023 and 2022, respectively. The Company amortizes intellectual property over the expected original useful lives of 10 years.

Estimated future amortization expense is as follows:

Year ending June 30,
2024	$229,377
2025	229,377
2026	178,341
$637,095

6.	Related Party Transactions

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

BioVie Inc.

Notes to Financial Statements

For the Years Ended June 30, 2023 and 2022

6.	Related Party Transactions (continued)

Asset Acquisition with NeurMedix

On April 27, 2021, the Company entered into an Asset Purchase Agreement (“APA”) with NeurMedix and Acuitas, which are related party affiliates, pursuant to which the Company acquired certain assets from NeurMedix and assumed certain liabilities of NeurMedix. The acquired assets include, among others, certain assets related to the drug candidates then being developed by NeurMedix, including NE3107. On June 10, 2021, and pursuant to the terms of the APA, the Company issued to Acuitas (as NeurMedix’s assignee) 8,361,308 shares of the Company’s Common Stock and made a cash payment to Acuitas of approximately $2.3 million. Since the transaction was between entities under common control, there were no fair value adjustments of the purchased assets, and the historical cost basis of the purchased assets was zero. The total consideration paid was expensed as in process research and development expense in the year ended June 30, 2021.

Subject to the terms and conditions of APA, as amended on May 9, 2021, the Company may be obligated to deliver contingent stock consideration to NeurMedix (or its successor) consisting of up to 18 million shares of the Company’s Common Stock, with 4.5 million shares issuable upon the achievement of each of the four milestones related to certain clinical, regulatory and commercial milestones set forth in the APA, subject to a cap limiting the issuance of shares if such issuance would result in the beneficial ownership of NeurMedix and its affiliates exceeding 87.5% of the Company’s issued and outstanding Common Stock.

7.	Other Liabilities

The current portion of other liabilities at June 30, 2023 and June 30, 2022 were approximately $48,400 and $1.3 million, and included $48,400 and $580,614, respectively, of a retention bonus payable for arrangements with certain employees. The payment terms of the total retention bonus arrangements of $1,161,000 recognized in August 2021 provided for equal monthly installments over a 24-month period and began in August 2021.

8.	Notes Payable

On November 30, 2021 (the “Closing Date”), the Company entered into a Loan and Security Agreement and the Supplement to the Loan and Security Agreement and Promissory Notes (together, the “Loan Agreement”) with Avenue Venture Opportunities Fund, L.P. (“AVOPI”) and Avenue Venture Opportunities Fund II, L.P. (“AVOPII,” and together with AVOPI, “Avenue”) for growth capital loans in an aggregate commitment amount of up to $20 million (the “Loan”). On the Closing Date, $15 million of the Loan was funded (“Tranche 1”). The Loan provided for an additional $5 million to be available to the Company on or prior to September 15, 2022, subject to the Company’s achievement of certain milestones with respect to certain of its ongoing clinical trials, which were not achieved. The Loan bears interest at an annual rate equal to the greater of (a) the sum of 7.00% plus the prime rate as reported in The Wall Street Journal and (b) 10.75%. The prime rate at June 30, 2023 was 8.25%. The Loan is secured by a lien upon and security interest in all of the Company’s assets, including intellectual property, subject to agreed exceptions. The maturity date of the Loan is December 1, 2024.

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

BioVie Inc.

Notes to Financial Statements

For the Years Ended June 30, 2023 and 2022

8.	Notes Payable (continued)

The amount of the carrying value of the notes payable was determined by allocating portions of the outstanding principal of the notes; approximately $1.4 million to the fair value of the Avenue Warrants and approximately $2.2 million to the fair value of the embedded conversion option. Accordingly, the total amount of unearned discount of approximately $3.7 million, the total direct financing cost of approximately $390,000 and premium of $850,000 are recognized on an effective interest method over the term of the Loan. The adjusted effective interest rate is 25%. The total interest expense of approximately $4.3 million for the year ended June 30, 2023, was recognized in the accompanying statements of operations and comprehensive loss and included the interest only payments totaling approximately $2.1 million, the amortization of financing costs of approximately $170,000, unearned discount of approximately $1.6 million and the accretion of loan premium of approximately $422,000.

The total interest expense of approximately $2.2 million for the year ended June 30, 2022; was recognized in the accompanying statements of operations and comprehensive loss and included the interest only payments totaling approximately $952,000, the amortization of financing costs of approximately $99,000, unearned discount of approximately $934,000 and the accretion of loan premium totaled of approximately $165,000.

As of June 30, 2023, the remaining principal balance of $15 million under the Loan is payable in 18 monthly equal installments beginning July 1, 2023; for a total of $10.0 million and $5.0 million in the fiscal years ended June 30, 2024 and 2025 respectively.

The following is a summary of the Note Payable as of June 30, 2023 and June 30, 2022:

Current portion of Notes Payable

	June 30, 2023	June 30, 2022

Current portion of Notes Payable	$10,000,000	$—
Less debt financing costs	(108,751)	—
Less unearned discount	(1,023,145)	—
Plus accretion of loan premium	236,970	—
Current portion of Notes Payable, net of financing costs, unearned premiums and discount	$9,105,074	$—

Non-current portion of Notes Payable

	June 30, 2023	June 30, 2022

Notes Payable	$5,000,000	$15,000,000
Less debt financing costs	(11,820)	(290,790)
Less unearned discount	(111,212)	(2,735,802)
Plus accretion of loan premium	350,302	165,278
Notes Payable, net of the current portion financing costs, unearned premiums and discount	$5,227,270	$12,138,686

Estimated future amortization expense and accretion of premium is as follows:

	Unearned Discount	Debt Financing Costs	Loan accretion Premium

Year ending June 30,
2024	$1,023,145	$108,751	$236,970
2025	111,212	11,820	25,758
Total	$1,134,357	$120,571	$262,728

BioVie Inc.

Notes to Financial Statements

For the Years Ended June 30, 2023 and 2022

9.	Fair Value Measurements

At June 30, 2023 and 2022, the estimated fair value of derivative liabilities measured on a recurring basis are as follows:

	Fair Value Measurements at
	June 30, 2023
	Level 1	Level 2	Level 3	Total

Derivative liability - Warrants	$—	$—	$894,280	$894,280
Derivative liability - Conversion option on notes payable	—	—	925,762	925,762
Total derivatives	$—	$—	$1,820,042	$1,820,042

	Fair Value Measurements at
	June 30, 2022
	Level 1	Level 2	Level 3	Total

Derivative liability - Warrants	$—	$—	$194,531	$194,531
Derivative liability - Conversion option on note payable	—	—	188,030	188,030
Total derivatives	$—	$—	$382,561	$382,561

The following table presents the activity for liabilities measured at fair value using unobservable inputs for the years ended June 30, 2023 and 2022:

	Derivative liabilities - Warrants	Derivative liability - Conversion Option on Convertible Debenture

Balance at July 1, 2021	$—	$—
Additions to level 3 liabilities	1,456,513	2,213,466
Change in fair value of level 3 liability	(1,261,982)	(2,025,436)
Transfer in and/or out of Level 3	—	—
Balance at June 30, 2022	$194,531	$188,030
Additions to level 3 liabilities	—	—
Change in in fair value of level 3 liability	699,749	737,732
Transfer in and/or out of Level 3	—	—
Balance at June 30, 2023	$894,280	$925,762

The fair values of derivative liabilities for the Avenue Warrants and conversion option at June 30, 2023 in the accompanying balance sheet, were approximately $894,000 and approximately $926,000, respectively. The total change in the fair value of the derivative liabilities totaled approximately $1.4 million and $3.3 million for the year ended June 30, 2023, and 2022, respectively; and accordingly, was recorded in the accompanying statements of operations and comprehensive loss. The assumptions used in the Black Scholes model to value the derivative liabilities at June 30, 2023 included the closing stock price of $4.31 per share; for the Avenue Warrants, the exercise price of $5.82, remaining term 3.4 year, risk free rate of 4.4% and volatility of 92.0%; and for the embedded derivative liability of the conversion option, the conversion price of $6.98; remaining term 1.4 years, risk free rate of 5.18% and volatility of 92.0%.

BioVie Inc.

Notes to Financial Statements

For the Years Ended June 30, 2023 and 2022

9.	Fair Value Measurements (continued)

Derivative liability – Avenue Warrants

The Company accounts for stock purchase warrants as either equity instruments or derivative liabilities depending on the specific terms of the warrant agreements. Under applicable accounting guidance, stock warrants that are precluded from being indexed to the Company’s own stock because of full-rachet and anti-dilution provisions or adjustments to the strike price due to an occurrence of a future event are accounted for as derivative financial instruments. The Avenue Warrants were not considered to be indexed to the Company’s own stock, and accordingly, were recorded as a derivative liability at fair value in the accompany balance sheets at June 30, 2023 and 2022.

The Black Scholes model was used to calculate the fair value of the warrant derivative to bifurcate the warrant derivative amount from the Avenue Loan amount funded. The Avenue Warrants are recorded at their fair values at the date of issuance and remeasured at June 30, 2023. The assumptions used for the fair value calculation at November 30, 2021 included: the closing stock price of $6.44 per share; the exercise price of $5.82; 5 year term; a risk free rate of 1.14% and volatility of 74.4%.

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

Financial assets

As of June 30, 2023, investments in U.S. Treasury Bills were valued through use of quoted prices and are classified as Level 1. The following table presents information about our assets that are measured at fair value on a recurring basis using the above input categories.

	Fair Value Measurements at
	June 30, 2023
	Level 1	Level 2	Level 3	Total

Cash	$6,304,543	$—	$—	$6,304,543
U.S. Treasury Bills due in 3 months or less	13,156,340	—	—	13,156,340
U.S. Treasury Bills due in 3 - 6 months	14,477,726	—	—	14,477,726

Total	$33,938,609	$—	$—	$33,938,609

	Fair Value Measurements at
	June 30, 2022
	Level 1	Level 2	Level 3	Total

Cash	$18,641,716	$—	$—	$18,641,716
U.S. Treasury Bills due in 3 months or less	—	—	—	—
U.S. Treasury Bills due in 3 - 6 months	—	—	—	—

Total	$18,641,716	$—	$—	$18,641,716

BioVie Inc.

Notes to Financial Statements

For the Years Ended June 30, 2023 and 2022

10.	Equity Transactions

Stock Options

The following table summarizes the activity relating to the Company’s stock options for the years ended June 30, 2023 and 2022:

	Options	Weighted-Average Exercise Price	Weighted Remaining Average Contractual Term	Aggregate Intrinsic Value
Outstanding at June 30, 2021	755,200	$4.34	4.4	$2,569,232
Granted	2,724,689	5.86	7.7	—
Options Expired	(8,000)	29.17	—	—
Options Forfeited	(73,125)	(13.91)	—	—
Outstanding at June 30, 2022	3,398,764	7.42	5.5	—
Granted	714,667	5.90	8.6	38,610
Options Expired	(10,000)	28.69	—	—
Options Canceled	(49,667)	7.74	—	—
Options Exercised	(100,900)	8.12	—	—
Outstanding at June 30, 2023	3,952,864	$7.10	6.3	$1,067,966
Exercisable at June 30, 2023	1,473,413	$7.68	5.4	$315,206

The fair value of each option grant on the date of grant is estimated using the Black-Scholes option. The pricing model reflects the following weighted-average assumptions for the years ended June 30, 2023 and 2022:

	June 30, 2023	June 30, 2022
Expected life of options (In years)	6	5
Expected volatility	81.65%	76.47%
Risk free interest rate	3.82%	1.56%
Dividend Yield	0%	0%

Expected volatility is based on the historical volatilities of three comparable companies of the daily closing price of their respective Common Stock and the expected life of options is based on historical data with respect to employee exercise periods. The Company accounts for forfeitures as they are incurred.

The Company recorded stock option-based compensation expense of approximately $4.2 million and $5.8 million for the years ended June 30, 2023 and 2022, respectively.

BioVie Inc.

Notes to Financial Statements

For the Years Ended June 30, 2023 and 2022

10.	Equity Transactions (continued)

The following is a summary of stock options outstanding and exercisable by exercise price as of June 30, 2023:

Exercise Price	Outstanding	Weighted Average Contract Life	Exercisable
$1.69	124,520	4.0	41,507
$1.81	10,000	3.9	2,000
$1.98	72,000	3.9	16,000
$2.74	124,167	8.6	35,180
$2.80	5,600	1.6	5,600
$3.13	4,000	0.6	4,000
$3.20	248,167	8.6	79,834
$3.24	25,000	8.7	6,667
$4.09	175,500	10.0	—
$5.04	755,000	3.8	377,500
$5.21	10,000	9.4	—
$5.78	148,000	9.9	29,600
$6.12	195,000	4.4	97,500
$6.25	1,600	0.3	1,600
$7.36	124,167	9.8	—
$7.50	800	1.3	800
$7.74	1,241,668	8.1	447,000
$7.81	62,000	9.8	—
$8.75	1,600	0.8	1,600
$9.54	800	2.3	800
$9.90	800	2.3	800
$13.91	618,475	2.5	321,425
$42.09	4,000	2.6	4,000
	3,952,864		1,473,413

Issuance of Common Stock through exercise of Stock Options and Warrants

In December 2022, the Company issued 22,082 shares of Common Stock pursuant to a cashless exercise of stock options to purchase 99,300 shares at an average exercise price of $7.64.

In November 2022, the Company issued 800 shares of Common Stock pursuant to a cash exercise of stock options to purchase 800 shares at an average exercise price of $2.80 per share.

In October 2022, the Company issued 3,590 shares of Common Stock pursuant to a cashless exercise of warrants to purchase 8,000 shares at an average exercise price of $2.25.

In May 2023, the Company issued 481 shares of Common Stock pursuant to a cashless exercise of stock options to purchase 800 shares at an average exercise price of $3.13.

Issuance of common stock for cash

During the three months ended September 30, 2021, the Company issued 2,592,000 of its Class A common stock at $8.00 per share in connection with its registered public offering of approximately $18.5 million, net of issuance costs of approximately $2.2 million.

BioVie Inc.

Notes to Financial Statements

For the Years Ended June 30, 2023 and 2022

10.	Equity Transactions (continued)

On August 31, 2022, the Company entered into a Controlled Equity Offering Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. and B. Riley Securities, Inc. (collectively, the “Agents”), pursuant to which the Company may issue and sell from time-to-time shares of the Company’s common stock through the Agents, subject to the terms and conditions of the Sales Agreement. On April 6, 2023, the Company and B. Riley Securities, Inc. mutually agreed to terminate B. Riley Securities, Inc.’s role as a sales agent under the Sales Agreement. During the year ended June 30, 2023, the Company sold 7,539,254 shares of common stock under the Sales Agreement for total net proceeds of $49.5 million after 3% commissions and expenses of approximately $2.0 million.

Issuance of restricted stock units for services

On August 20, 2021, the Company awarded 58,759 RSUs to the Company’s President and CEO under the Company’s 2019 Omnibus Incentive Equity Plan (the “2019 Omnibus Plan”) as his salary for the period from April 27, 2021, the date of his appointment, through December 31, 2021. The number of RSUs awarded was based on a prorated annual base salary of $600,000 at a 10% discount to the grant date fair value of $7.74 per share of the Company’s Common Stock. Each RSU awarded to the CEO entitled him to receive one share of Common Stock upon vesting. A total of 15,339 RSUs (representing the pro rata portion of the RSU award for the period from April 27, 2021 to June 30, 2021) vested at the grant date, 21,710 vested at September 30, 2021 and the remaining 21,710 vested at December 31, 2021. Accordingly, the CEO was issued an aggregate of 58,759 shares of Common Stock over the vesting period of the RSUs. The stock-based compensation expense related to these RSUs was $384,456 for the year ended June 30, 2022.

On June 21, 2022, the Company awarded 124,520 RSUs to the President and CEO under the Company’s 2019 Omnibus Plan. Each RSU awarded to the CEO entitles him to receive one share of Common Stock upon vesting. The RSUs vest in three equal annual installments beginning on the first grant anniversary date. 41,506 RSUs vested in June 2023 at a fair value of $5.90 per share of the Company’s Common Stock. The stock-based compensation expense related to these RSUs was approximately $243,000 and $1,754 for the years ended June 30, 2023, and 2022, respectively.

On November 23, 2022, the Company awarded 381,976 RSUs to certain employees and a consultant, with a grant date fair value of $6.12 per share. 25% of these RSUs vested on the grant date and the remaining RSUs vest in three equal installments over three years beginning on the first anniversary of the grant date. For the year ended June 30, 2023, the stock-based compensation expense related to these RSUs was $584,424. On February 16, 2023, the Company delivered the vested portion of the RSU’s and issued 72,612 shares of Common Stock net of 25% withholding. 22,880 shares issued to employees were withheld in Treasury stock in exchange for payment of withholding tax on behalf of the employees.

On November 23, 2022, the Company issued equity awards for the Board of Directors’ annual compensation. Four directors received RSUs to purchase a total of 155,636 shares of Common Stock at the grant date fair value of $6.12 per share, a total cost of $952,492 recognized as stock compensation in the year ended June 30, 2023. Three directors received stock options to purchase 195,000 shares of Common Stock at an exercise price of $6.12 per share, the grant date fair value. The total stock compensation cost of stock options of $791,700 was recognized in the year ended June 30, 2023. The equity awards vest every three months beginning from the last annual shareholders’ meeting on November 9, 2022, on February 9, 2023, May 9, 2023, August 9, 2023 and earlier of November 9, 2023 or the next annual shareholders’ meeting. While the agreements contain certain contractual vesting terms, there are circumstances where the vesting can be accelerated that is not within the Company’s control and as a result, for accounting purposes, the awards are assumed to have been fully vested on the grant date, accordingly, the Company recognized the total compensation cost of $1,744,192 on November 23, 2022. On February 9, 2023, the Company delivered the vested portion and issued 39,088 shares of Common Stock. On May 9, 2023, the Company delivered the vested portion and issued 39,088 shares of Common Stock.

On June 20, 2023, the Company awarded 149,500 RSUs to the President and CEO under the Company’s 2019 Omnibus Plan. Each RSU awarded to the CEO entitles him to receive one share of Common Stock upon vesting. The RSUs vest in three equal annual installments beginning on the first grant date anniversary.

Compensation expense related to vested RSUs for the year ended June 30, 2023 was approximately $1.8 million.

The following table summarizes vesting of restricted common stock:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share

Unvested at June 30, 2021	—	$—
Granted	124,520	1.69
Unvested at June 30, 2022	124,520	1.69
Granted	687,112	5.89
Vested	(215,175)	5.27
Unvested at June 30, 2023	596,457	$5.24

BioVie Inc.

Notes to Financial Statements

For the Years Ended June 30, 2023 and 2022

10.	Equity Transactions (continued)

Issuance of Shares for Services

On April 6, 2023, the Company awarded 50,000 shares of Common Stock to a vendor as part of their fees in exchange for services. The fair value of the Common Stock at the date of issuance was $7.45 per share. The stock-based compensation expense related to this Common Stock issuance was $372,500.

Issuance of Stock Options under the 2019 Omnibus Plan.

On August 20, 2021, the Company granted stock options to purchase 1,365,835 shares of Common Stock to the executive management team. 20% of the shares underlying the options awarded vested on the grant date, and the remaining 80% will vest equally over a 5-year period, on the first, second, third, fourth and fifth anniversary of the grant date. The exercise price of the options is $7.74 per share, the grant date fair value of the stock, and the options terminate on the earlier of the tenth anniversary of the grant date or the date on which the options have been fully exercised.

On April 5, 2022, the Company granted stock options to purchase 755,000 shares of Common Stock to the independent directors of the board as compensation for services at an exercise price of $5.04 per share, the grant date fair value. 25% of the shares underlying the options awarded vested on the grant date, and the remaining 75% vest ratably over three years on the first, second, and third anniversary of the grant date. The options terminate on the earlier of the fifth anniversary of the grant date or the date as of Xwhich the options are fully exercised.

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

On June 21, 2022, the Company granted stock options to purchase 124,520 shares of Common Stock to the CEO. The options vest in three equal annual installments beginning on the first grant date anniversary. The exercise price is $1.69 per share, the grant date fair value, and the options terminate on the tenth anniversary of the grant date.

During the fiscal year ended June 30, 2022, the Company granted stock options to purchase a total of 479,334 shares of Common Stock in connection with compensation packages of seven new employees. The exercise prices were based on each of respective the grant date fair values with vesting terms over a five years period and the options terminate on the earlier of tenth grant date anniversary or the date of which the options are fully exercised.

 On June 7, 2023, the Company granted stock options to purchase 148,000 shares of Common Stock to the certain employees. 20% of the shares underlying the options awarded vested on the grant date, and the remaining 80% will vest in four equal annual installments beginning, on the first grant date anniversary. The exercise price of the options is $5.78 per share, the grant date fair value of the stock, and the options terminate on the earlier of the tenth grant date anniversary or the date of which the options are fully exercised.

During the fiscal year ended June 30, 2023, the Company granted stock options to purchase a total of 286,167 share of Common Stock in connection with compensation packages of three new employees. The exercise prices were as of each respective grant date fair value with vesting terms over five year period and the options terminate on the earlier of tenth grant date anniversary or the date of which the options are fully exercised.

Forfeiture of Stock Options

On August 27, 2021, the Chief Executive Officer forfeited unvested stock options to purchase up to 73,125 shares of Common Stock that were previously granted to him as compensation as an independent director of the Board of Directors.

BioVie Inc.

Notes to Financial Statements

For the Years Ended June 30, 2023 and 2022

10.	Equity Transactions (continued)

Stock Warrants

The following table summarizes the warrants activity during the years ended June 30, 2023 and 2022:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value
Outstanding and exercisable at June 30, 2021	158,761	$10.37	3.1	$1,765,437
Granted	361,002	5.82	5.0	—
Expired	(9,391)	12.29	—	—
Exercised	—	—	—	—
Outstanding and exercisable at June 30, 2022	510,372	$6.17	3.8	$—
Granted	7,272,728	1.82	5.0	—
Expired	(4,815)	75.00	—	—
Exercised	(8,000)	2.25	—	—
Outstanding and exercisable at June 30, 2023	7,770,285	$2.06	4.0	$18,318,954

The total warrants outstanding at June 30, 2023 expire in the following fiscal years ending June 30 as follows: 101,380 in 2025; 35,175 expire in 2026; and 7,633,730 in 2027.

11. Leases

Office Leases

The Company paid an annual rent of $2,200 for its headquarters at 680 W Nye Lane, Suite 201, Carson City Nevada 897603. The rental agreement is for a one-year term and commenced on October 1, 2022.

On February 26, 2022, the Company’s San Diego office relocated to 5090 Shoreham Place, San Diego, CA 92122. The term for the new office lease is 38 months and commenced on March 1, 2022. The monthly base rate of $4,175 began June 1, 2022, with annual increases of three percent.

Total operating lease expense of approximately $52,000 and $89,000 for the year ended June 30, 2023 and 2022, respectively; were included in the accompanying statements of operations and comprehensive loss.

The right-of-use asset, net and current and non current portion of the operating lease liabilities included in the accompany balance sheets at June 30 follows:

	June 30, 2023	June 30, 2022
Assets
Operating lease, right-of-use asset, net	$80,789	$118,254

Liabilities
Current portion of operating lease liabilities	$44,909	$38,884
Operating lease liabilities, net of current portion	42,505	87,414
Total operating lease liabilities	$87,414	$126,298

BioVie Inc.

Notes to Financial Statements

For the Years Ended June 30, 2023 and 2022

11.	Leases (continued)

At June 30, 2023, the future estimated minimum lease payments under non-cancelable operating leases are as follows:

Year ending June 30, 2023
2024	$52,156
2025	44,636
Total minimum lease payments	96,792
Less amount representing interest	(9,378)
Present value of future minimum lease payments	87,414
Less current portion of operating lease liabilities	(44,909)
Operating lease liabilities, net of current portion	$42,505

Total cash paid for amounts included in the measurement of lease liabilities were $50,600 and $4,175 for the years ended June 30, 2023 and 2022, respectively.

The weighted average remaining lease term and discount rate as of June 30, 2023, and 2022 were as follows:

	June 30, 2023	June 30, 2022

Weighted average remaining lease term (Years)
Operating leases	1.8	2.8
Weighted average discount rate
Operating leases	10.75%	10.75%

12.	Commitments and Contingencies

Royalty Agreements

Pursuant to the Agreement and Plan of Merger entered into on April 11, 2016, by and between our predecessor entities, LAT Pharma and NanoAntibiotics, Inc., the Company is obligated to pay a low single digit royalty on net sales of BIV201 (continuous infusion terlipressin) to be shared by the members of LAT Pharma Members, PharmaIn Corporation, and The Barrett Edge, Inc.

Pursuant to the Technology Transfer Agreement entered into on July 25, 2016, by and between the Company and the University of Padova (Italy), the Company is obligated to pay a low single digit royalty on net sales of all terlipressin products covered by U.S. patent no. 9,655,645 and any future foreign issuances, capped at a maximum of $200,000 per year.

13.	Employee Benefit Plan

On August 1, 2021, the Company began sponsoring an employee benefit plan subject to Section 401(K) of the Internal Revenue Service Code (the “401K Plan”) pursuant to which, all employees meeting eligibility requirements are able to participate.

Subject to certain limitations in the Internal Revenue Code, eligible employees are permitted to make contributions to the 401K Plan on a pre-tax salary reduction basis and the Company will match 5% of the first 5% of an employee’s contributions to the 401K Plan., The Company made contributions of approximately $171,900 and $121,000, for the years ended June 30, 2023 and 2022, respectively.

BioVie Inc.

Notes to Financial Statements

For the Years Ended June 30, 2023 and 2022

14.	Income Taxes

Significant components of the Company’s deferred tax assets (liabilities) are as follows:

	June 30, 2023	June 30, 2022
Deferred tax assets (liabilities):
Tax loss carryforward	$4,018,817	$6,410,653
Intangible assets	(189,854)	(258,209)
Stock based compensation	1,788,862	1,845,836
R&D capitalized	7,938,602	—
Valuation Allowance	(13,556,427)	(7,998,280)
Net deferred tax assets	$—	$—

At June 30, 2023 and 2022, the Company has recorded a full valuation against its net deferred tax assets of approximately $13.6 million and $8.0 million, respectively, since in the judgement of management, these assets are not more than likely than not to be realized. The increase in the valuation allowance during the years ended June 30, 2023 and 2022 were approximately, $5.6 million and $6.0 million, respectively.

At June 30, 2023, the Company had a Net Operating Loss (“NOL”) carryforward of approximately $168 million. NOL’s generated prior to 2018 have expiration dates ranging from 2032 to 2037.

The Company has no current tax expense due to its net losses and a full valuation allowance.

Reconciliation of the differences between income tax benefit computed at the federal and state statutory tax rates and the provision for income tax benefit for the years ended June 30, 2023 and 2022 is as follows:

	2023	2022

Income tax expense at federal statutory rate	21%	21%
State taxes, net of federal benefit	9%	9%
Change in valuation allowance	(30)%	(30)%
Effective tax rate	—	—

15.	Subsequent Events

Subsequent to June 30, 2023 the Company sold 336,089 shares of common stock for net proceeds of $1.6 million net of 3% commission and expenses totaling approximately $50,000 under the Sales Agreement with the Agent.