Form 10-Q
period 2023-09-30
BIOVIE INC.
filed 2023-11-08
CIK 1580149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2023

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

Yes ☐                                          No ☒

There were 37,742,695 shares of the Registrant’s $0.0001 par value Class A common stock outstanding as of November 6, 2023.

PART I – FINANCIAL INFORMATION

Item 1.	Unaudited Financial Statements
	Condensed Balance Sheets at September 30, 2023 and June 30, 2023	3
	Condensed Statements of Operations and Comprehensive Loss - for the three months ended September 30, 2023 and 2022	4
	Condensed Statements of Cash Flows - for the three months ended September 30, 2023 and 2022	5
	Condensed Statements of Changes in Stockholders’ Equity - for the periods from July 1, 2023 through September 30, 2023 and July 1, 2022 through September 30, 2022	6
	Notes to Unaudited Condensed Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24
Item 4.	Controls and Procedures	24

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	25
Item 1A.	Risk Factors	25
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	28
Item 3.	Defaults Upon Senior Securities	28
Item 4.	Mine Safety Disclosures	28
Item 5.	Other Information	28
Item 6.	Exhibits	29

SIGNATURES		30

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

BioVie Inc.

Condensed Balance Sheets

	September 30,	June 30,
	2023	2023
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$21,214,670	$19,460,883
Investments in U.S. Treasury Bills	-	14,477,726
Prepaids and other assets	1,549,287	102,526
Total current assets	22,763,957	34,041,135

Operating lease right-of-use assets, net	70,748	80,789
Intangible assets, net	579,751	637,095
Goodwill	345,711	345,711

TOTAL ASSETS	$23,760,167	$35,104,730

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$2,714,760	$3,476,259
Other current liabilities	-	48,385
Current portion of operating lease liabilities	46,548	44,909
Current portion of note payable, net of financing cost, unearned premium and discount of $661,467 at September 30, 2023 and $894,926 at June 30, 2023	9,338,533	9,105,074
Warrant liabilities	622,397	894,280
Embedded derivative liability	489,843	925,762
Total current liabilities	13,212,081	14,494,669

Operating lease liabilities, net of current portion	30,221	42,505
Note payable, net of current portion, financing cost, unearned premium and discount of $469,937 at September 30, 2023 and $227,270 at June 30, 2023	2,969,937	5,227,270
TOTAL LIABILITIES	16,212,239	19,764,444

Commitments and contingencies (Note 12)

STOCKHOLDERS’ EQUITY:
Preferred stock; $0.001 par value; 10,000,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock, $0.0001 par value; 800,000,000 shares authorized at September 30, 2023 and June 30, 2023, respectively; 36,922,760 shares issued of which 36,899,880 shares are outstanding at September 30, 2023; and 36,451,829 shares issued of which 36,428,949 shares outstanding at June 30, 2023;	3,690	3,643
Additional paid in capital	319,480,409	316,385,759
Accumulated other comprehensive income	-	176,591
Accumulated deficit	(311,936,169)	(301,225,705)
Treasury stock	(2)	(2)
Total stockholders’ equity	7,547,928	15,340,286

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$23,760,167	$35,104,730

See accompanying notes to unaudited condensed financial statements

BioVie Inc.

Condensed Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended	Three Months Ended
	September 30, 2023	September 30, 2022

OPERATING EXPENSES:
Amortization	$57,344	$57,344
Research and development expenses	8,875,659	6,769,932
Selling, general and administrative expenses	1,942,818	2,007,062
TOTAL OPERATING EXPENSES	10,875,821	8,834,338

LOSS FROM OPERATIONS	(10,875,821)	(8,834,338)

OTHER EXPENSE (INCOME):
Change in fair value of derivative liabilities	(707,802)	566,542
Interest expense	1,004,668	1,056,416
Interest income	(462,223)	(41,585)
TOTAL OTHER (INCOME) EXPENSE, NET	(165,357)	1,581,373

NET LOSS	$(10,710,464)	$(10,415,711)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(10,710,464)	$(10,415,711)

NET LOSS PER COMMON SHARE
- Basic	$(0.29)	$(0.38)
- Diluted	$(0.29)	$(0.38)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
- Basic	36,742,812	27,212,445
- Diluted	36,742,812	27,212,445

NET LOSS	$(10,710,464)	$(10,415,711)

Other comprehensive loss
Reclassification of unrealized gains on available-for-sale investments upon settlement	(176,591)	-
Total other comprehensive loss	(176,591)	-
Comprehensive loss	$(10,887,055)	$(10,415,711)

See accompanying notes to unaudited condensed financial statements

BioVie Inc.

Condensed Statements of Cash Flows

(Unaudited)

	Three Months Ended	Three Months Ended
	September 30, 2023	September 30, 2022

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,710,464)	$(10,415,711)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of intangible assets	57,344	57,344
Stock based compensation - restricted stock units	380,834	17,537
Stock based compensation expense - stock options	808,027	878,640
Amortization of financing costs	37,825	42,554
Accretion of unearned loan discount	355,877	400,361
Accretion of loan premium	82,424	143,813
Realized gain on maturity of available-for sale	(223,865)
Change in operating lease right-of-use assets	10,041	8,983
Change in fair value of derivative liabilities	(707,802)	566,542
Changes in operating assets and liabilities:
Prepaids and other assets	(1,446,761)	(221,244)
Accounts payable and accrued expenses	(761,499)	179,530
Operating lease liabilities	(10,645)	(9,213)
Other liabilities	(48,385)	(869,456)
Net cash used in operating activities	(12,177,049)	(9,220,320)

CASH FLOWS FROM INVESTING ACTIVITIES:
Maturity of U.S. Treasury Bills	14,525,000	-
Net cash provided by investing activities	14,525,000	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	1,905,836	5,903,682
Payment of note payable	(2,500,000)	-
Net proceeds from issuance of common stock - Related Party	-	5,905,840
Net cash (used in) provided by financing activities	(594,164)	11,809,522

Net increase in cash and cash equivalents	1,753,787	2,589,202

Cash and cash equivalents, beginning of period	19,460,883	18,641,716

Cash and cash equivalents, end of period	$21,214,670	$21,230,918

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$528,541	$469,687

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES:
Reclassification of unrealized gains on available-for-sale investments upon settlement	$176,591	$-

See accompanying notes to unaudited condensed financial statements

BioVie Inc.

Condensed Statements of Changes in Stockholders’ Equity

(Unaudited)

						Accumulated
			Additional			Other		Total
	Common Stock	Common Stock	Paid in	Treasury Stock	Treasury Stock	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Income	Deficit	Equity

Balance, June 30, 2022	24,984,083	$2,496	$254,638,329	-	$-	$-	$(250,969,890)	$3,670,935

Stock option based compensation	-	-	878,640	-	-	-	-	878,640

Stock-based compensation - restricted stock units	-	-	17,537	-	-	-	-	17,537

Proceeds from issuance of common stock, net of costs of $368,370	1,544,872	155	5,903,527	-	-	-	-	5,903,682

Proceeds from issuance of common stock, net of costs of $94,160 - Related Party	3,636,364	364	5,905,476	-	-	-	-	5,905,840

Net loss	-	-	-	-	-	-	(10,415,711)	(10,415,711)

Balance, September 30, 2022	30,165,319	$3,015	$267,343,509	-	-	-	$(261,385,601)	$5,960,923

Balance, June 30, 2023	36,451,829	$3,643	$316,385,759	(22,880)	$(2)	$176,591	$(301,225,705)	$15,340,286

Stock - based compensation - stock options	-	-	808,027	-	-	-	-	808,027

Stock-based compensation - restricted stock units	-	-	380,834	-	-	-	-	380,834

Proceeds from issuance of common stock, net of costs of $118,891	432,201	43	1,905,793	-	-	-	-	1,905,836

Issuance of common stock from vesting of - restricted stock units	38,730	4	(4)	-	-	-	-	-

Net loss	-	-	-	-	-	-	(10,710,464)	(10,710,464)

Reclassification of unrealized gains on available for sale investments upon settlement	-	-	-	-	-	(176,591)	-	(176,591)

Balance, September 30, 2023	36,922,760	$3,690	$319,480,409	(22,880)	$(2)	$-	$(311,936,169)	$7,547,928

See accompanying notes to unaudited condensed financial statements

BIOVIE INC.

Notes to Condensed Financial Statements

For the Three Months Ended September 30, 2023 and 2022

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

Late in September 2023, the final patient completed the last treatment at week 30 in the Company’s multicenter, randomized, double-blind, placebo-controlled Phase 3 study (NCT04669028) of NE3107 in patients who have mild to moderate Alzheimer’s disease. The database cleaning process remains underway, with the clinical team resolving outstanding queries and entering final data into the electronic data system. Final database lock, unblinding and subsequent release of topline results is anticipated to occur during the fourth quarter of calendar year 2023.

The Company completed its Phase 2 study assessing NE3107 in PD patients in the fourth quarter of calendar year 2022. The NM201 study (NCT05083260) was a double-blind, placebo-controlled, safety, tolerability, and pharmacokinetics study in PD participants treated with carbidopa/levodopa and NE3107. The study was primarily designed to assess safety (general safety in the patient population and potential for drug-drug interactions of NE3107 with levodopa); and secondary, to look for indications of promotoric activity akin to promotoric activity and apparent enhancement of levodopa activity observed in preclinical models. Both the safety and efficacy objectives of the study were met.

Neuroinflammation, insulin resistance, and oxidative stress are common features in the major neurodegenerative diseases, including AD, PD frontotemporal lobar dementia, and Amyotrophic lateral sclerosis (ALS). NE3107 is an orally bioavailable, blood-brain permeable, small molecule, with potential anti-inflammatory, insulin sensitizing, and ERK-binding properties that may allow it to selectively inhibit ERK-, NFκB- and TNF-stimulated inflammation. NE3107’s potential to inhibit neuroinflammation and insulin resistance forms the basis for the Company’s work testing the molecule in AD and PD patients. NE3107 is patented in the United States, Australia, Canada, Europe and South Korea.

The Company’s Orphan Drug candidate BIV201 (continuous infusion terlipressin), has been granted Fast Track designation status by the U.S. Food and Drug Administration (“FDA”), is being evaluated and discussed after receiving guidance from the FDA regarding the design of Phase 3 clinical testing of BIV201 for the treatment of ascites due to chronic liver cirrhosis. BIV201 is administered as a patent-pending liquid formulation. The Phase 2b study was closed before full enrollment, without clinically meaningful adverse effects associated with BIV201 treatment. While the active agent is approved in the U.S. and in about 40 countries for related complications of advanced liver cirrhosis, treatment of ascites is not included in these authorizations. Patients with refractory ascites suffer from frequent life-threatening complications, generate more than $5 billion in annual treatment costs, and have an estimated 50% mortality rate within 6 to 12 months. The FDA has not approved any drug to treat refractory ascites.

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

The Company’s operations are subject to a number of factors that can affect its operating results and financial conditions. Such factors include, but are not limited to: the results of clinical testing and trial activities of the Company’s products, the Company’s ability to obtain regulatory approval to market its products; competition from products manufactured and sold or being developed by other companies; the price of, and demand for, Company products; the Company’s ability to negotiate favorable licensing or other manufacturing and marketing agreements for its products; and the Company’s ability to raise capital. The Company’s financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of September 30, 2023, the Company had working capital of approximately $9.6 million, cash and cash equivalents totaling of approximately $21.2 million, stockholders’ equity of approximately $7.5 million, and an accumulated deficit of approximately $311.9 million. The Company is in the pre-revenue stage and no revenues are expected in the foreseeable future. The Company’s future operations are dependent on the success of the Company’s ongoing development and commercialization efforts, as well as its ability to secure additional financing as needed. Although our cash balance may possibly sustain operations over the next 12 months from the balance sheet date if measures are taken to delay planned expenditures in our research protocols and slow the progress in the Company’s development of next phase clinical programs, the Company’s current planned operations to meet certain goals and objectives, project cash flows to be depleted within that period of time.

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

Basis of Presentation – Interim Financial Information

These unaudited interim condensed financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United State of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (the “SEC”) for Interim Reporting. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim condensed financial statements furnished reflect all adjustments (consisting of normal recurring accruals) that are, in the opinion of management, considered necessary for a fair presentation of the results for the interim periods presented. Interim results are not necessarily indicative of the results for the full year. The condensed balance sheet at June 30, 2023 was derived from audited annual financial statements but does not contain all the footnote disclosures from the annual financial statements. These unaudited interim condensed financial statements should be read in conjunction with the Company’s audited financial statements for the fiscal years ended June 30, 2023 and 2022 in our Annual Report on Form 10-K filed with the SEC on August 16, 2023 (the “2023 Form 10-K”). A summary of significant accounting policies can also be found in those audited financial statements in the 2023 Form 10-K.

Net loss per Common Share

Basic net loss per common share is computed by dividing the net loss attributable to common stockholders by the weighted average number of shares of common stock, par value $0.0001 per share (“common stock”), outstanding during the period. Diluted net loss per common share is computed by dividing the net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding and potentially outstanding shares of common stock during the period to reflect the potential dilution that could occur from common shares issuable through stock options, warrants, and restricted stock units. For the three months ended September 30, 2023 and 2022, such amounts were excluded from the diluted loss since their effect was considered anti-dilutive due to the net loss for the periods.

The table below shows the number of outstanding stock options, warrants and restricted stock units as of September 30, 2023 and 2022:

	September 30, 2023	September 30, 2022
	Number of Shares	Number of Shares
Stock Options	3,952,864	3,348,330
Warrants	7,770,285	7,779,194
Restricted Stock Units	557,727	124,520
Total	12,280,876	11,252,044

Recent Accounting Pronouncements

The Company considers the applicability and impact of all Accounting Standards Updates (“ASUs”). There have been no recent ASUs that are expected to have a material impact on the Company’s balance sheets or statements of operations and comprehensive loss since the 2023 Form 10-K.

Cash and cash equivalents

Cash and cash equivalents consisted of cash deposits and money market funds held at a bank and funds held in a brokerage account which included a U.S. treasury money market fund and U.S. Treasury Bills with original maturities of three months or less.

Investments in U.S. Treasury Bills

Investments in U.S. Treasury Bills with maturities greater than three months, are accounted for as available for sale and are recorded at fair value. Unrealized gain were included in other comprehensive income in the accompanying statements of operations and comprehensive loss. Upon the maturity and settlement of these investments, realized gains were recorded as a component of interest income on the accompanying condensed statement of operations and comprehensive loss.

Concentration of Credit Risk in the Financial Service Industry

As of September 30, 2023, the Company had cash deposited in certain financial institutions in excess of federally insured levels. The Company regularly monitors the financial stability of these financial institutions and believes that it is not exposed to any significant credit risk in cash and cash equivalents. However, in March and April 2023, certain U.S. government banking regulators took steps to intervene in the operations of certain financial institutions due to liquidity concerns, which caused general heightened uncertainties in financial markets. While these events have not had a material direct impact on the Company’s operations, if further liquidity and financial stability concerns arise with respect to banks and financial institutions, either nationally or in specific regions, the Company’s ability to access cash or enter into new financing arrangements may be threatened, which could have a material adverse effect on its business, financial condition and results of operations.

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

Level 1 – Inputs are unadjusted quoted prices in active markets for identical assets or liabilities.

Level 2 – Inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument.

Level 3 – Inputs are unobservable inputs based on our assumptions.

The Company’s financial instruments include cash, accounts payable, the carrying value of the operating lease liabilities, notes payable and other derivative liabilities (see Note 9). The carrying amounts of cash and accounts payable approximate their fair value, due to the short-term nature of these items. The carrying amounts of notes payable and operating lease liabilities approximate their fair values since they bear interest at rates which approximate market rates for similar debt instruments.

4.	Investments in U.S. Treasury Bills Available for Sale

The following is a summary of the U.S. Treasury Bills held at June 30, 2023:

	Amortized Cost Basis	Gross Unrealized Gain	Fair Value	Total Accumulated Other Comprehensive Income
U.S. Treasury Bills due is 3 - 6 months	$14,301,136	$176,591	$14,477,726	$176,591

During the fiscal year ended June 30, 2023, the Company purchased a total of approximately $46 million of U.S. Treasury Bills during the year ended June 30, 2023. All outstanding investments in U.S. Treasury Bills available for sale held at June 30, 2023 matured during the three months ended September 30, 2023 and were settled, resulting in a realized gain of $223,865 recorded as a component of interest income on the accompanying condensed statement of operations and comprehensive loss.

5.	Intangible Assets

The Company’s intangible assets consist of intellectual property acquired from LAT Pharma and are amortized over their estimated useful lives.

The following is a summary of the Company’s intangible assets:

	September 30, 2023	June 30, 2023

Intellectual Property	$2,293,770	$2,293,770
Less Accumulated Amortization	(1,714,019)	(1,656,675)
Intellectual Property, Net	$579,751	$637,095

Amortization expense was $57,344 in each of the three-month periods ended September 30, 2023 and 2022. The Company amortizes intellectual property over the expected, original useful lives of 10 years.

Estimated future amortization expense is as follows:

Year ending June 30, 2024 (Remaining 9 months)	$172,033
2025	229,377
2026	178,341
$579,751

6.	Related Party Transactions

Equity Transactions with Acuitas

On July 15, 2022, the Company entered into a securities purchase agreement with Acuitas Group Holdings, LLC (“Acuitas”), the Company’s majority stockholder, pursuant to which Acuitas agreed to purchase from the Company, in a private placement, (i) an aggregate of 3,636,364 shares of the Company’s Common Stock, at a price of $1.65 per share (the “PIPE Shares”), and (ii) a warrant to purchase 7,272,728 shares of Common Stock (“PIPE Warrant Shares”), at an exercise price of $1.82, with a term of exercise of five years. The warrant has a down round feature that reduces the exercise price of the warrant if the Company sells stock at a price lower than the exercise price of the warrant. On August 15, 2022, the Company received net proceeds of approximately $5.9 million, net of costs of approximately $94,000, and entered into an amended and restated registration agreement with Acuitas, which amended and restated that certain registration rights agreement, dated as of June 10, 2021, by and between the Company and Acuitas (the “Existing Registration Rights Agreement”), to amend the definition of “Registrable Securities” in the Existing Registration Rights Agreement to include the PIPE Shares and the PIPE Warrant Shares as Registrable Securities thereunder.

7.	Other Liabilities

The current portion of other liabilities at June 30, 2023 was approximately $48,000 and represented the remaining balance of a retention bonus payable for arrangements with certain employees, which was paid in July 2023.

8.	Notes Payable

On November 30, 2021 (the “Closing Date”), the Company entered into a Loan and Security Agreement and the Supplement to the Loan and Security Agreement and Promissory Notes (together, the “Loan Agreement”) with Avenue Venture Opportunities Fund, L.P. (“AVOPI”) and Avenue Venture Opportunities Fund II, L.P. (“AVOPII,” and together with AVOPI, “Avenue”) for growth capital loans in an aggregate commitment amount of up to $20 million (the “Loan”). On the Closing Date, $15 million of the Loan was funded (“Tranche 1”). The Loan provided for an additional $5 million to be available to the Company on or prior to September 15, 2022, subject to the Company’s achievement of certain milestones with respect to certain of its ongoing clinical trials, which were not achieved. The Loan bears interest at an annual rate equal to the greater of (a) the sum of 7.00% plus the prime rate as reported in The Wall Street Journal and (b) 10.75%. The prime rate at September 30, 2023 was 8.50%. The Loan is secured by a lien upon and security interest in all of the Company’s assets, including intellectual property, subject to agreed exceptions. The maturity date of the Loan is December 1, 2024.

The Loan Agreement required monthly interest-only payments during the first eighteen months of the term of the Loan. Following the interest-only period, on July 1, 2023, the Company pays equal monthly payments of principal, plus accrued interest, until the Loan’s maturity date when all remaining principal and accrued interest is due. If the Company prepays the Loan, it will be required to pay (a) a prepayment fee in an amount equal to 3.0% of the principal amount of the Loan that is prepaid during the interest-only period; and (b) a prepayment fee in an amount equal to 1.0% of the principal amount of the Loan that is prepaid after the interest-only period. At the Loan’s maturity date, or on the date of the prepayment of the Loan, the Company will be obligated to pay a final payment equal to 4.25% of the Loan commitment amount, the sum of Tranche 1 and Tranche 2.

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

The amount of the carrying value of the notes payable was determined by allocating portions of the outstanding principal of the notes; approximately $1.4 million to the fair value of the Avenue Warrants and approximately $2.2 million to the fair value of the embedded conversion option. Accordingly, the total amount of unearned discount of approximately $3.6 million, the total direct financing cost of approximately $390,000 and premium of $850,000 are recognized on an effective interest method over the term of the Loan. The adjusted effective interest rate is 25%. The total interest expense of approximately $1 million for the three months ended September 30, 2023, was recognized in the accompanying condensed statements of operations and comprehensive loss and included the interest only payments totaling approximately $525,000, the amortization of financing costs of approximately $38,000, unearned discount of approximately $356,000 and the accretion of loan premium of approximately $82,000.

The total interest expense of approximately $1.1 million for the three months ended September 30, 2022; was recognized in the accompanying condensed statements of operations and comprehensive loss and included the interest payments totaling approximately $470,000, the amortization of financing costs of approximately $43,000, unearned discount of approximately $400,000 and the accretion of loan premium totaled of approximately $144,000.

As of September 30, 2023, the remaining principal balance of $12.5 million under the Loan is payable in 15 monthly equal installments. For the three months ended September 30, 2023, the Company paid back $2.5 million of the original loan of $15 million.

The following is a summary of the Notes Payable as of September 30, 2023 and June 30, 2023:

Current portion of Notes Payable

	September 30, 2023	June 30, 2023

Current portion of Notes Payable	$10,000,000	$10,000,000
Less debt financing costs	(80,381)	(108,751)
Less unearned discount	(756,238)	(1,023,145)
Plus accretion of loan premium	175,152	236,970
Current portion of Notes Payable, net of financing costs, unearned premiums and discount	$9,338,533	$9,105,074

Non-current portion of Notes Payable

	September 30, 2023	June 30, 2023

Notes Payable	$2,500,000	$5,000,000
Less debt financing costs	(2,365)	(11,820)
Less unearned discount	(22,242)	(111,212)
Plus accretion of loan premium	494,544	350,302
Notes Payable, net of the current portion financing costs, unearned premiums and discount	$2,969,937	$5,227,270

Estimated future amortization expense and accretion of premium is as follows:

	Unearned Discount	Debt Financing Costs	Loan accretion Premium

Year ending June 30, 2024 (Remaining 9 months)	$667,268	$70,926	$154,546
2025	111,212	11,820	25,758
Total	$778,480	$82,746	$180,304

9.	Fair Value Measurements

At September 30, 2023 and June 30, 2023, the estimated fair value of derivative liabilities measured on a recurring basis are as follows:

	Fair Value Measurements at
	September 30, 2023
	Level 1	Level 2	Level 3	Total

Derivative liability - Warrants	$-	$-	$622,397	$622,397
Derivative liability - Conversion option on notes payable	-	-	489,843	489,843
Total derivatives	$-	$-	$1,112,240	$1,112,240

	Fair Value Measurements at
	June 30, 2023
	Level 1	Level 2	Level 3	Total

Derivative liability - Warrants	$-	$-	$894,280	$894,280
Derivative liability - Conversion option on note payable	-	-	925,762	925,762
Total derivatives	$-	$-	$1,820,042	$1,820,042

The following table presents the activity for liabilities measured at fair value using unobservable inputs for the three months ended September 30, 2023:

	Derivative liabilities - Warrants	Derivative liability - Conversion Option on Convertible Debenture
Balance at June 30, 2023	$894,280	$925,762
Additions to level 3 liabilities	-	-
Change in in fair value of level 3 liability	(271,883)	(435,919)
Transfer in and/or out of Level 3	-	-
Balance at September 30, 2023	$622,397	$489,843

The following table presents the activity for liabilities measured at fair value using unobservable inputs for the three months ended September 30, 2022:

	Derivative liabilities - Warrants	Derivative liability - Conversion Option on Convertible Debenture
Balance at June 30, 2022	$194,531	$188,030
Additions to level 3 liabilities	-	-
Change in in fair value of level 3 liability	248,061	318,481
Transfer in and/or out of Level 3	-	-
Balance at September 30, 2022	$442,592	$506,511

The fair values of derivative liabilities for the Avenue Warrants and the conversion option at September 30, 2023 in the accompanying condensed balance sheet, were approximately $622,000 and approximately $490,000, respectively. The total change in the fair value of the derivative liabilities totaled approximately $708,000 for the three months ended September 30, 2023; and accordingly, was recorded in the accompanying condensed statement of operations and comprehensive loss. The assumptions used in the Black Scholes model to value the derivative liabilities at September 30, 2023 included the closing stock price of $3.41 per share; for the Avenue Warrants, the exercise price of $5.82, remaining term 3.2 years, risk free rate of 4.8% and volatility of 92.0%; and for the embedded derivative liability of the conversion option, the conversion price of $6.98; remaining term 1.17 years, risk free rate of 5.39% and volatility of 93.0%.

Derivative liability – Avenue Warrants

The Company accounts for stock purchase warrants as either equity instruments or derivative liabilities depending on the specific terms of the warrant agreements. Under applicable accounting guidance, stock warrants that are precluded from being indexed to the Company’s own stock because of full-rachet and anti-dilution provisions or adjustments to the strike price due to an occurrence of a future event are accounted for as derivative financial instruments. The Avenue Warrants were not considered to be indexed to the Company’s own stock, and accordingly, were recorded as a derivative liability at fair value in the accompany condensed balance sheet at September 30, 2023.

The Black Scholes model was used to calculate the fair value of the warrant derivative to bifurcate the warrant derivative amount from the Avenue Loan amount funded. The Avenue Warrants are recorded at their fair values at the date of issuance and remeasured at September 30, 2023.

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

Financial assets

As of September 30, 2023, investments in U.S. Treasury Bills were valued through use of quoted prices and are classified as Level 1.

The following table presents information about our assets that are measured at fair value on a recurring basis.

	Fair Value Measurements at
	September 30, 2023
	Level 1	Level 2	Level 3	Total

Cash	$7,764,886	$-	$-	$7,764,886
U.S. Treasury Bills due in 3 months or less at purchase	13,449,784	-	-	13,449,784
U.S. Treasury Bills due in 3 - 6 months at purchase	-	-	-	-
Total	$21,214,670	$-	$-	$21,214,670

	Fair Value Measurements at
	June 30, 2023
	Level 1	Level 2	Level 3	Total

Cash	$6,304,543	$-	$-	$6,304,543
U.S. Treasury Bills due in 3 months or less at purchase	13,156,340	-	-	13,156,340
U.S. Treasury Bills due in 3 - 6 months at purchase	14,477,726	-	-	14,477,726
Total	$33,938,609	$-	$-	$33,938,609

10.	Equity Transactions

Issuance of common stock for cash

On August 31, 2022, the Company entered into a Controlled Equity Offering Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. and B. Riley Securities, Inc. (collectively, the “Agents”), pursuant to which the Company may issue and sell from time-to-time shares of the Company’s common stock through the Agents, subject to the terms and conditions of the Sales Agreement. On April 6, 2023, the Company and B. Riley Securities, Inc. mutually agreed to terminate B. Riley Securities, Inc.’s role as a sales agent under the Sales Agreement. During the three months ended September 30, 2023, the Company sold 432,201 shares of common stock under the Sales Agreement for total net proceeds of $1.9 million after 3% commissions and expenses of approximately $119,000. During the three months ended September 30, 2022, the Company sold 1,544,872 shares of common stock under the Sales Agreement for total net proceeds of $5.9 million after 3% commissions and expenses of approximately $400,000.

Stock Options

The following table summarizes the activity relating to the Company’s stock options for the three months ended September 30, 2023:

	Options	Weighed- Average Exercise Price	Weighted Remaining Average Contractual Term	Aggregate Intrinsic Value
Outstanding at June 30, 2023	3,952,864	$7.10	6.3	$1,067,966
Outstanding at September 30, 2023	3,952,864	7.10	6.0	477,247
Exercisable at September 30, 2023	1,689,339	$7.64	5.5	$154,404

The fair value of each option grant on the date of grant is estimated using the Black-Scholes option. No stock options were issued, expired, canceled or exercised during the three months ended September 30, 2023.

The total stock option-based compensation expense for three-months ended September 30, 2023 and 2022 was of $808,027 and $878,640, respectively.

Issuance of restricted stock units and options :

On November 23, 2022, the Company issued equity awards for the board of directors’ annual compensation. Four directors received restricted stick units (“RSUs”) to purchase a total of 155,636 shares of common stock at the grant date fair value of $6.12 per share, a total cost of $952,492 recognized as stock compensation in the three months ended December 31, 2022. Three directors received stock options to purchase 195,000 shares of common stock at an exercise price of $6.12 per share, the grant date fair value. The total stock compensation cost of stock options of $791,700 was recognized in the three months ended December 31, 2022. The equity awards vest every three months beginning from the last annual shareholders’ meeting on November 9, 2022, on February 9, 2023, May 9, 2023, August 9, 2023 and earlier of November 9, 2023 or the next annual shareholders’ meeting. While the agreements contain certain contractual vesting terms, there are circumstances where the vesting can be accelerated that is not within the Company’s control and as a result, for accounting purposes, the awards are assumed to have been fully vested on the grant date, accordingly, the Company recognized the total compensation cost of $1,744,192 on November 23, 2022. On August 9, 2023, the Company delivered the vested portion and issued 38,730 shares of common stock.

The following table summarizes vesting of restricted common stock:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share

Unvested at June 30, 2023	596,457	$5.24
Vested	(38,730)	6.12
Unvested at September 30, 2023	557,727	$5.40

The total stock based compensation – restricted stock expense for three-months ended September 30, 2023 and 2022 was of $380,834 and $17,537, respectively.

Issuance of Stock Options under the 2019 Omnibus Plan.

On October 3, 2023, the Company granted stock options to purchase 211,167 shares of Common Stock to new hire employees. 20% of the shares underlying the options awarded vest on the one-year anniversary of the grant date, and the remaining 80% will vest in equal monthly installments over 48 months each month thereafter. The exercise price of the options is $3.41 per share and the options terminate on the earlier of the tenth grant date anniversary or the date of which the options are fully exercised.

Stock Warrants

The following table summarizes warrant activity during the three months ended September 30, 2023:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value
Outstanding and exercisable at June 30, 2023	7,770,285	$2.06	4.0	$18,318,954
Outstanding and exercisable at September 30, 2023	7,770,285	$2.06	3.8	$11,682,257

Of the above warrants, 101,380 expire in the fiscal year ending June 30, 2025, 35,175 expire in the fiscal year ending June 30, 2026, and 7,633,730 expire in the fiscal year ending June 30, 2027. No warrants were granted, expired, or were exercised during the three months ended September 30, 2023.

11.	Leases

Office Lease

The Company pays an annual rent of $2,200 for its headquarters at 680 W Nye Lane, Suite 201, Carson City Nevada 897603. The rental agreement was for a one-year term and commenced on October 1, 2022 and has been subsequently renewed for another year at the same rate.

On February 26, 2022, the Company’s San Diego office relocated to 5090 Shoreham Place, San Diego, CA 92122. The term for the office lease is 38 months and commenced on March 1, 2022. The monthly base rate currently is $4,300, with annual increases of three percent.

Total operating lease expense of approximately $13,000 and $13,000 for the three months ended September 30, 2023 and 2022, respectively; were included in the accompanying condensed statements of operations and comprehensive loss as a component of selling, general and administrative expenses.

The right-of-use asset, net and current and non current portion of the operating lease liabilities included in the accompany condensed balance sheets are as follows:

	September 30, 2023	June 30, 2023
Assets
Operating lease, right-of-use asset, net	$70,748	$80,789

Liabilities
Current portion of operating lease liabilities	$46,548	$44,909
Operating lease liabilities, net of current portion	30,221	42,505
Total operating lease liabilities	$76,769	$87,414

At September 30, 2023, the future estimated minimum lease payments under non-cancelable operating leases are as follows:

Year ending June 30, 2024 (Remaining 9 months)	$39,256
2025	44,636
Total minimum lease payments	83,892

Less amount representing interest	(7,123)
Present value of future minimum lease payments	76,769

Less current portion of operating lease liabilities	(46,548)
Operating lease liabilities, net of current portion	$30,221

Total cash paid for amounts included in the measurement of lease liabilities were $12,900 and $12,525 for the three months ended September 30, 2023 and 2022, respectively.

The weighted average remaining lease term and discount rate as of September 30, 2023 and June 30, 2023 were as follows:

	September 30, 2023	June 30, 2023

Weighted average remaining lease term (Years)
Operating leases	1.5	1.8
Weighted average discount rate
Operating leases	10.75%	10.75%

12.	Commitments and Contingencies

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

Subject to certain limitations in the Internal Revenue Code, eligible employees are permitted to make contributions to the 401K Plan on a pre-tax salary reduction basis and the Company will match 5% of the first 5% of an employee’s contributions to the 401K Plan., The Company made contributions of approximately $30,900 and $45,500, for the three months ended September 30, 2023 and 2022, respectively.

14.	Subsequent Events

Subsequent to September 30, 2023, the Company sold 819,935 shares of common stock for net proceeds of $3.5 million net of 3% commission and expenses totaling approximately $105,000 under the Sales Agreement with the Agent.

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

The Company acquired the biopharmaceutical assets of NeurMedix, Inc. (“NeurMedix”), a privately held clinical-stage pharmaceutical company, in June 2021. The acquired assets included NE3107, a potentially selective inhibitor of inflammatory extracellular single-regulated kinase (ERK) signaling that, based on animal studies, is believed to reduce neuroinflammation. NE3107 is a novel orally administered small molecule that is thought to inhibit inflammation-driven insulin resistance and major pathological inflammatory cascades with a novel mechanism of action. There is emerging scientific consensus that both inflammation and insulin resistance may play fundamental roles in the development of Alzheimer’s Disease (AD) and Parkinson’s Disease (PD), and NE3107 could, if approved represent an entirely new medical approach to treating these devastating conditions affecting an estimated 6 million Americans suffering from AD and 1 million Americans suffering from PD. Late in September 2023, the last patient completed the last treatment at week 30 in the Company’s multicenter, randomized, double-blind, placebo-controlled Phase 3 study (NCT04669028) of NE3107 in patients who have mild to moderate Alzheimer’s disease. The database cleaning process remains underway, with the clinical team resolving outstanding queries and entering final data into the electronic data system. Final database lock, unblinding, and subsequent release of topline results is anticipated to occur during the fourth quarter of calendar year 2023.

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

The Company’s Orphan Drug candidate BIV201 (continuous infusion terlipressin), with FDA Fast Track designation status, is being evaluated and discussed after receiving guidance from the FDA regarding the design of Phase 3 clinical testing of BIV201 for the treatment of ascites due to chronic liver cirrhosis. BIV201 is administered as a patent-pending liquid formulation. The Phase 2b study was closed before full enrollment, without clinically meaningful adverse effects associated with BIV201 treatment. The active agent is approved in the U.S. and in about 40 countries for related complications of advanced liver cirrhosis.

Comparison of the three months ended September 30, 2023 to the three months ended September 30, 2022

Net loss

The net loss for the three months ended September 30, 2023, was approximately $10.7 million and was comparable to the net loss of $10.4 million for the three months ended September 30, 2022. The increase in net loss was comprised of increased research and development expenses of $2.1 million offset from a decrease in selling, general and administrative expenses of approximately $64,000, an increase in interest income of approximately $420,000 and the change in the fair value of derivative liabilities of $1.3 million for the three months ended September 30, 2023 from the three months ended September 30, 2022.

Total operating expenses for the three months ended September 30, 2023, were approximately $10.9 million as compared to $8.8 million for the three months ended September 30, 2022. The net increase of approximately $2.1 million for the three months ended September 30, 2023 was comprised of increased research and development expenses of approximately $2.1 million offset by a decrease in selling general and administrative expenses of approximately $64,000.

Research and Development Expenses

Research and development expenses were approximately $8.9 million and $6.8 million for the three months ended September 30, 2023, and 2022, respectively. The net increase of approximately $2.1 million, represented an approximate decline of $1.4 million in expenses from the completion of the PD Phase 2 and Ascites Phase 2b studies and the near completion of the AD Phase 3, offset by increased expenditures of $1.7 million related to development of next clinical studies and other research; increased expenses attributed to publication of our abstracts and posters presented at various conferences totaling approximately $172,000, and increased expenses in Chemistry, Manufacturing and Control of approximately $46,000 and the Clinical Teams compensation of approximately $1.5 million. The total clinical team employee and outside consultants’ compensation increased by approximately $780,000 and $712,000, respectively; for the three months ended September 30 2023; representing an increase in the employee headcount by 7 to 15 and the expanded use in the number of outside consultants.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were approximately $1.9 million and $2.0 million for the three months ended September 30, 2023, and 2022, respectively. The net decrease of approximately $64,000 was primarily attributed to decline in directors stock compensation of approximately $313,000,and other professional and advisory fees of $37,000 offset by general administrative compensations of $31,000, increased legal fees of $155,000, other consultants of approximately $58,000 and insurance expenses of approximately $41,000.

Other Income and Expense

Other income, net was approximately $165,000 compared to other expense, net of $1.6 million, for the three months ended September 30, 2023 and 2022, respectively. The net increase in other income of approximately $1.8 million represented change in fair value of the related derivative liabilities of approximately $1.3 million, and increase in interest income of approximately $420,000 which was primarily comprised of $223,865 realized gain on settlement of investments in U.S. Treasury Bills.

Capital Resources and Liquidity

As of September 30, 2023 the Company had working capital of approximately $9.6 million, cash and cash equivalents totaling approximately $21.2 million, stockholders’ equity of approximately $7.5 million, and an accumulated deficit of approximately $311.9 million.

During the three months ended September 30, 2023, the Company sold approximately 432,000 shares of its Common Stock under its Controlled Equity Offering Sales Agreement with Cantor Fitzgerald & Co for total net proceeds of approximately $1.9 million after 3% commissions and offering costs totaling approximately $119,000.

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

Critical Accounting Policies and Estimates

For the three-month period ended September 30, 2023, there were no significant changes to the Company’s critical accounting policies as identified in the Annual Report Form 10-K for the fiscal year ended June 30, 2023.

New Accounting Pronouncements

The Company considered the applicability and impact of recent accounting pronouncements and determined those to be either not applicable or expected to have minimal impact on our balance sheets or statement of operations and comprehensive loss.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15f and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Relating to Our Business and Industry

We rely and will continue to rely on third parties to conduct our clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines or do not successfully perform and comply with regulatory requirements, we may not be able to obtain regulatory approval of or commercialize our product candidates.

We depend, and will continue to depend, on contract research organizations (“CROs”), clinical trial sites and clinical trial principal investigators, contract laboratories, and other third parties to conduct our clinical trials. We rely heavily on these third parties over the course of our clinical trials, and we control only certain aspects of their activities. Nevertheless, we are responsible for ensuring that each of our studies is conducted in accordance with the protocol and applicable legal, regulatory, and scientific standards and regulations, and our reliance on third parties does not relieve us of our regulatory responsibilities. We and these third parties are required to comply with current good clinical practices (“cGCPs”), which are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities for the conduct of clinical trials on product candidates in clinical development. Regulatory authorities enforce cGCPs through periodic inspections and for-cause inspections of clinical trial principal investigators and trial sites. If we or any of these third parties fail to comply with applicable cGCPs or fail to enroll a sufficient number of patients, we may be required to conduct additional clinical trials to support our marketing applications, which would delay the regulatory approval process. Moreover, our business may be implicated if any of these third parties violates federal, state, or foreign fraud and abuse or false claims laws and regulations or healthcare privacy and security laws, or provide us or government agencies with inaccurate, misleading, or incomplete data. For example, during routine monitoring of blinded data from our Phase 3 study (NCT04669028) of NE3107, we uncovered what appears to be potential scientific misconduct and significant non-compliance with GCPs and regulation at six sites. We have alerted the FDA’s Office of Scientific Integrity (“OSI”) about these issues and believe OSI will perform a thorough, competent, objective and fair research of any potential scientific misconduct and non-compliance of GCPs and regulation. Sensitivity analysis excluding data from these six problematic sites has been performed and accounted for in the statistical analysis plan for the study (NCT04669028). Nonetheless, these findings of potential scientific misconduct and significant GCP violations may call into question the rigor, robustness and validity of the entire data set for this study (NCT04669028) and may require additional clinical studies to confirm the final results of the study.

Although we design the clinical trials for our product candidates, our CROs are tasked with facilitating and monitoring our clinical trials. As a result, many important aspects of our clinical development programs, including site and investigator selection, and the conduct and timing and monitoring of the study, will be partly or completely outside our direct control. Our reliance on third parties to conduct clinical trials also results in less direct control over the collection, management, and quality of data developed through clinical trials than would be the case if we were relying entirely upon our own employees. Communicating with third parties can also be challenging, potentially leading to mistakes as well as difficulties in coordinating activities.

Successful development of biopharmaceuticals is highly uncertain and is dependent on numerous factors, many of which are beyond our control.

Product candidates that appear promising in the early phases of development may fail to reach the market for several reasons. Pre-clinical study results may show the product candidate to be less effective than desired (e.g., the study failed to meet its primary endpoints) or to have harmful or problematic side effects. Product candidates may fail to receive the necessary regulatory approvals or may be delayed in receiving such approvals. Among other things, such delays may be caused by slow enrollment in clinical studies; length of time to achieve study endpoints; additional time requirements for data analysis; IND and later NDA preparation; discussions with the FDA; an FDA request for additional pre-clinical or clinical data; unexpected safety or manufacturing issues; manufacturing costs; pricing or reimbursement issues; clinical sites deviating from the trial protocol, committing scientific misconduct, or other violations of regulatory requirements – which can render data from those sites unusable in support of regulatory approval; or other factors that make the product not economical. Proprietary rights of others and their competing products and technologies may also prevent the product from being commercialized.

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

Adverse Developments Affecting the Financial Services Industry and Concentration of Risk

As of September 30, 2023, the Company had cash deposited in certain financial institutions in excess of federally insured levels. The Company regularly monitors the financial stability of these financial institutions and believes that it is not exposed to any significant credit risk in cash and cash equivalents. However, in March and April 2023, certain U.S. government banking regulators took steps to intervene in the operations of certain financial institutions due to liquidity concerns, which caused general heightened uncertainties in financial markets. While these events have not had a material direct impact on the Company’s operations, if further liquidity and financial stability concerns arise with respect to banks and financial institutions, either nationally or in specific regions, the Company’s ability to access cash or enter into new financing arrangements may be threatened, which could have a material adverse effect on its business, financial condition and results of operations.

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

In addition, as of September 30, 2023, there were warrants outstanding to purchase an aggregate of 7,770,285 shares of common stock at exercise prices ranging from $1.82 to $12.50 per share and 3,952,864 shares issuable upon exercise of outstanding options at exercise prices ranging from $1.69 to $42.09 per share and restricted stock units totaling 557,727. Our Loan Agreement entered into on November 30, 2021 contains a conversion feature whereby at the option of lender, up to $5 million of the outstanding loan amount may be converted into shares of common stock at a conversion price of $6.98 per share. We may grant additional options, warrants or equity awards. To the extent such shares are issued, the interest of holders of our common stock will be diluted.

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

As of September 30, 2023, our directors and executive officers and affiliates currently own aggregate 23,587,296 shares of our Common Stock, which currently constitutes 64.0% of our issued and outstanding Common Stock. As a result, directors and executive officers and affiliates may have a significant influence on our affairs and management, as well as on all matters requiring member approval, including electing and removing members of our Board of Directors, causing us to engage in transactions with affiliates entities, causing or restricting our sale or merger, and certain other matters. Our majority shareholder, Mr. Terren Peizer, may be deemed to beneficially own the 23,166,210 shares of Common Stock held by Acuitas, which constitutes 63.0% of our issued and outstanding Common Stock Such concentration of ownership and control could have the effect of delaying, deferring or preventing a change in control of us even when such a change of control would be in the best interests of our stockholders.

We may, in the future, issue additional common stock, which would reduce investors’ percent of ownership and may dilute our share value.

As of September 30, 2023, our Articles of Incorporation, as amended, authorize the issuance of 800,000,000 shares of Common Stock, and we had 36,922,760 shares of Common Stock issued and 36,899,880 issued and outstanding. Accordingly, we may issue up to an additional 763,100,120 shares of Common Stock. The future issuance of Common Stock may result in substantial dilution in the percentage of our Common Stock held by our then existing stockholders. We may value any Common Stock in the future on an arbitrary basis. The issuance of Common Stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors, might have an adverse effect on any trading market for our Common Stock and could impair our ability to raise capital in the future through the sale of equity securities.

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

BioVie Inc.,

Signature	Titles	Date

/s/ Cuong V Do
Cuong V Do	Chairman and Chief Executive Officer (Principal Executive Officer)	November 8, 2023

/s/ Joanne Wendy Kim
Joanne Wendy Kim	Chief Financial Officer (Principal Financial and Accounting Officer)	November 8, 2023