Form 10-Q
period 2023-12-31
BIOVIE INC.
filed 2024-02-13
CIK 1580149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

There were 39,871,098 shares of the Registrant’s $0.0001 par value Class A common stock outstanding as of February 7, 2024.

PART I – FINANCIAL INFORMATION

Item 1.	Unaudited Financial Statements
	Condensed Balance Sheets at December 31, 2023 and June 30, 2023	3
	Condensed Statements of Operations and Comprehensive Loss - for the three and six months ended December 31, 2023 and 2022	4
	Condensed Statements of Cash Flows - for the six months ended December 31, 2023 and 2022	5
	Condensed Statements of Changes in Stockholders’ Equity - for the periods from July 1, 2023 through December 31, 2023 and July 1, 2022 through December 31, 2022	6
	Notes to Unaudited Condensed Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26
Item 4.	Controls and Procedures	26

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	27
Item 1A.	Risk Factors	27
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	30
Item 3.	Defaults Upon Senior Securities	30
Item 4.	Mine Safety Disclosures	30
Item 5.	Other Information	30
Item 6.	Exhibits	30

SIGNATURES		32

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

BioVie Inc.

Condensed Balance Sheets

(Unaudited)

	December 31,	June 30,
	2023	2023
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$20,226,698	$19,460,883
Investments in U.S. Treasury Bills	-	14,477,726
Prepaids and other current assets	334,963	102,526
Total current assets	20,561,661	34,041,135

Operating lease right-of-use assets, net	60,418	80,789
Intangible assets, net	522,407	637,095
Goodwill	345,711	345,711

TOTAL ASSETS	$21,490,197	$35,104,730

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$3,608,096	$3,476,259
Other current liabilities	-	48,385
Current portion of operating lease liabilities	48,231	44,909
Current portion of note payable, net of financing cost, unearned premium and discount of $195,325 at December 31, 2023 and $894,926 at June 30, 2023	10,195,325	9,105,074
Warrant liabilities	123,158	894,280
Embedded derivative liability	6,548	925,762
Total current liabilities	13,981,358	14,494,669

Operating lease liabilities, net of current portion	17,604	42,505
Note payable, net of current portion, financing cost, unearned premium and discount of $0 and $227,270 at December 31, 2023 and June 30, 2023, respectively.	-	5,227,270
TOTAL LIABILITIES	13,998,962	19,764,444

Commitments and contingencies (Note 12)

STOCKHOLDERS' EQUITY :
Preferred stock; $0.001 par value; 10,000,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock, $0.0001 par value; 800,000,000 shares authorized at December 31, 2023 and June 30, 2023, respectively; 39,866,714 shares issued of which 39,843,834 shares are outstanding at December 31, 2023; and 36,451,829 shares issued of which 36,428,949 shares outstanding at June 30, 2023;	3,984	3,643
Additional paid in capital	327,824,867	316,385,759
Accumulated other comprehensive income	-	176,591
Accumulated deficit	(320,337,614)	(301,225,705)
Treasury stock	(2)	(2)
Total stockholders' equity	7,491,235	15,340,286

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$21,490,197	$35,104,730

See accompanying notes to unaudited condensed financial statements

BioVie Inc.

Condensed Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022

OPERATING EXPENSES:
Amortization	$57,344	$57,344	$114,688	$114,688
Research and development expenses	6,470,262	7,032,898	15,345,922	13,802,830
Selling, general and administrative expenses	2,253,802	4,404,564	4,196,619	6,411,626
TOTAL OPERATING EXPENSES	8,781,408	11,494,806	19,657,229	20,329,144

LOSS FROM OPERATIONS	(8,781,408)	(11,494,806)	(19,657,229)	(20,329,144)

OTHER (INCOME) EXPENSE:
Change in fair value of derivative liabilities	(982,534)	3,222,010	(1,690,336)	3,788,552
Interest expense	820,600	1,053,455	1,825,268	2,109,871
Interest income	(218,029)	(83,269)	(680,252)	(124,854)
TOTAL OTHER (INCOME) EXPENSE, NET	(379,963)	4,192,196	(545,320)	5,773,569

NET LOSS	$(8,401,445)	$(15,687,002)	$(19,111,909)	$(26,102,713)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(8,401,445)	$(15,687,002)	$(19,111,909)	$(26,102,713)

NET LOSS PER COMMON SHARE
- Basic	$(0.22)	$(0.50)	$(0.51)	$(0.89)
- Diluted	$(0.22)	$(0.50)	$(0.51)	$(0.89)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
- Basic	38,170,766	31,168,826	37,444,764	29,201,445
- Diluted	38,170,766	31,168,826	37,444,764	29,201,445

NET LOSS	$(8,401,445)	$(15,687,002)	$(19,111,909)	$(26,102,713)

Other comprehensive loss
Reclassification of unrealized gains on available-for-sale investments upon settlement	-	-	(176,591)	-
Total other comprehensive loss	-	-	(176,591)	-
Comprehensive loss	$(8,401,445)	$(15,687,002)	$(19,288,500)	$(26,102,713)

See accompanying notes to unaudited condensed financial statements

BioVie Inc.

Condensed Statements of Cash Flows

(Unaudited)

	Six Months Ended	Six Months Ended
	December 31, 2023	December 31, 2022

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(19,111,909)	$(26,102,713)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of intangible assets	114,688	114,688
Stock based compensation - restricted stock units	684,007	1,571,990
Stock based compensation expense - stock options	1,427,728	2,591,427
Amortization of financing costs	68,560	85,110
Accretion of unearned loan discount	645,027	800,722
Accretion of loan premium	149,394	236,540
Realized gain on maturity of available-for sale	(223,865)	-
Change in operating lease right-of-use assets	20,371	18,216
Change in fair value of derivative liabilities	(1,690,336)	3,788,552
Changes in operating assets and liabilities:
Prepaids and other assets	(232,437)	(103,403)
Accounts payable and accrued expenses	131,837	802,610
Operating lease liabilities	(21,579)	(18,675)
Other liabilities	(48,385)	(1,014,612)
Net cash used in operating activities	(18,086,899)	(17,229,548)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturity of U.S. Treasury Bills	14,525,000	-
Net cash provided by investing activities	14,525,000	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	9,327,714	38,428,343
Payment of note payable	(5,000,000)	-
Proceeds from exercise of stock options		2,240
Net proceeds from issuance of common stock - Related Party	-	5,905,840
Net cash provided by financing activities	4,327,714	44,336,423

Net increase in cash and cash equivalents	765,815	27,106,875

Cash and cash equivalents, beginning of period	19,460,883	18,641,716

Cash and cash equivalents, end of period	$20,226,698	$45,748,591

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$962,288	$987,498

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES:
Reclassification of unrealized gains on available-for-sale investments upon settlement	$176,591	$-

See accompanying notes to unaudited condensed financial statements

BioVie Inc.

Condensed Statements of Changes in Stockholders’ Equity

(Unaudited)

						Accumulated
			Additional			Other		Total
	Common Stock	Common Stock	Paid in	Treasury Stock	Treasury Stock	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Shares	Amount	Income	Deficit	Equity

Balance, June 30, 2022	24,984,083	$2,496	$254,638,329	-	$-	$-	$(250,969,890)	$3,670,935

Stock option based compensation	-	-	878,640	-	-	-	-	878,640

Stock-based compensation - restricted stock units	-	-	17,537	-	-	-	-	17,537

Proceeds from issuance of common stock, net of costs of $368,370	1,544,872	155	5,903,527	-	-	-	-	5,903,682

Proceeds from issuance of common stock, net of costs of $94,160 - Related Party	3,636,364	364	5,905,476	-	-	-	-	5,905,840

Net loss	-	-	-	-	-	-	(10,415,711)	(10,415,711)

Balance, September 30, 2022	30,165,319	3,015	267,343,509	-	-	-	(261,385,601)	5,960,923

Stock-based compensation - restricted stock units	-	-	1,554,453	-	-	-	-	1,554,453

Stock option based compensation	-	-	1,712,787	-	-	-	-	1,712,787

Cashless exercise of options	21,882	3	(3)	-	-	-	-	-

Cashless exercise of warrants	3,590	-	-	-	-	-	-	-

Proceeds from exercise of options	800	-	2,240	-	-	-	-	2,240

Proceeds from issuance of common stock, net of costs of $1,206,206	4,312,741	431	32,254,230	-	-	-	-	32,524,661

Net loss	-	-	-	-	-	-	(15,687,002)	(15,687,002)

Balance, December 31, 2022	34,504,332	$3,449	$303,137,216	-	$-	$-	$(277,072,603)	$26,068,062

Balance, June 30, 2023	36,451,829	$3,643	$316,385,759	(22,880)	$(2)	$176,591	$(301,225,705)	$15,340,286

Stock - based compensation - stock options	-	-	808,027	-	-	-	-	808,027

Stock-based compensation - restricted stock units	-	-	380,834	-	-	-	-	380,834

Proceeds from issuance of common stock, net of costs of $118,891	432,201	43	1,905,793	-	-	-	-	1,905,836

Issuance of common stock from vesting of - restricted stock units	38,730	4	(4)	-	-	-	-	-

Net loss	-	-	-	-	-	-	(10,710,464)	(10,710,464)

Relcassification of unrealized gains on available for sale investments upon settlement	-	-	-	-	-	(176,591)	-	$(176,591)

Balance, September 30, 2023	36,922,760	3,690	319,480,409	(22,880)	(2)	-	(311,936,169)	7,547,928

Stock - based compensation - stock options	-	-	619,701	-	-	-	-	619,701

Stock-based compensation - restricted stock units	-	-	303,173	-	-	-	-	303,173

Proceeds from issuance of common stock, net of costs of $258,254	2,900,902	290	7,421,588	-	-	-	-	7,421,878

Issuance of common stock from vesting of - restricted stock units	43,052	4	(4)	-	-	-	-	-

Net loss	-	-	-	-	-	-	(8,401,445)	(8,401,445)

Balance, December 31, 2023	39,866,714	$3,984	$327,824,867	(22,880)	$(2)	$-	$(320,337,614)	$7,491,235

See accompanying notes to unaudited condensed financial statements

BIOVIE INC.

Notes to Condensed Financial Statements

For the Three and Six Months Ended December 31, 2023 and 2022

(unaudited)

1.	Background Information

BioVie Inc. (the “Company” or “we” or “our”) is a clinical-stage company developing innovative drug therapies to treat chronic debilitating conditions including neurological and neuro-degenerative disorders and liver disease.

The Company acquired the biopharmaceutical assets of NeurMedix, Inc. (“NeurMedix”) a privately held clinical-stage pharmaceutical company and a related party in June 2021. The acquired assets included NE3107. NE3107 is an investigational, novel, orally administered small molecule that is thought to inhibit inflammation-driven insulin resistance and major pathological inflammatory cascades with a novel mechanism of action. There is emerging scientific consensus that both inflammation and insulin resistance may play fundamental roles in the development of Alzheimer’s disease (“AD”) and Parkinson’s disease (“PD”), and NE3107 could, if approved by U.S. Food and Drug Administration (“FDA”), represent an entirely new medical approach to treating these devastating conditions affecting an estimated 6 million Americans suffering from AD and 1 million Americans suffering from PD.

Neurodengenerative Disease Program

In neurodegenerative disease, the Company’s drug candidate NE3107 inhibits activation of inflammatory actions extracellular single-regulated kinase (“ERK”) and nuclear factor kappa-light-chain-enhancer of activated B cells (“NFκB”) (including interactions with tumor necrosis factor (“TNF”) signaling and other relevant inflammatory pathways) that lead to neuroinflammation and insulin resistance. NE3107 does not interfere with their homeostatic functions (e.g., insulin signaling and neuron growth and survival). Both inflammation and insulin resistance are drivers of AD and PD.

Alzheimer’s Disease (NCT05083260)

On November 29, 2023, the Company announced the analysis of its unblinded, topline efficacy data from its Phase 3 clinical trial (NCT04669028) of NE3107 in the treatment of mild to moderate AD. The study has co-primary endpoints looking at cognition using the Alzheimer’s Disease Assessment Scale-Cognitive Scale (ADAS-Cog 12) and function using the Clinical Dementia Rating-Sum of Boxes (CDR-SB). Patients were randomly assigned, 1:1 versus placebo, to receive sequentially 5 mg of NE3107 orally twice a day for 14 days, then 10 mg orally twice a day for 14 days, followed by 26 weeks of 20 mg orally twice daily.

Upon trial completion, as the Company began the process of unblinding the trial data, the Company found significant deviation from protocol and current good clinical practices (“cGCPs”) violations at 15 study sites (virtually all of which were from one geographic area). This highly unusual level of suspected improprieties led the Company to exclude all patients from these sites and to refer the sites to the FDA Office of Scientific Investigations (“OSI”) for further action. After the patient exclusions, 81 patients remained in the Modified Intent to Treat population, 57 of whom were in the Per-Protocol population which included those who completed the trial and were verified to take study drug from pharmacokinetic data.

The trial was originally designed to be 80% powered with 125 patients in each of the treatment and placebo arms. The unplanned exclusion of so many patients has left the trial underpowered for the primary endpoints. In the Per-Protocol population, which included those patients who completed the trial and who were further verified to have taken the study drug (based on pharmacokinetic data), an observed descriptive change from baseline appeared to suggest a slowing of cognitive loss; these same patients experienced an advantage in age deceleration vs. placebo as measured by DNA epigenetic change. Age deceleration is used by longevity researchers to measure the difference between the patient’s biological age, in this case as measured by the Horvath DNA methylation Skin Blood Clock, relative to the patient’s actual chronological age. This test was a non-primary/secondary endpoint, other-outcome measure, done via blood test collected at week 30 (end of study). Additional DNA methylation data continues to be collected and analyzed.

Parkinson’s Disease (NCT05083260)

The Phase 2 study of NE3107 for the treatment of PD (NCT05083260), completed in December 2022, was a double-blind, placebo-controlled, safety, tolerability, and pharmacokinetics study in PD participants treated with carbidopa/levodopa and NE3107. Forty-five patients with a defined L-dopa “off state” were randomized 1:1 to placebo:NE3107 20 mg twice daily for 28 days. This trial was launched with two design objectives: 1) the primary objective was safety and a drug-drug interaction study as requested by the FDA to measure the potential for adverse interactions of NE3107 with carbidopa/ levodopa; and 2) the secondary objective was to determine if preclinical indications of promotoric activity and apparent enhancement of levodopa activity could be seen in humans. Both objectives were met.

Neuroinflammation, insulin resistance, and oxidative stress are common features in the major neurodegenerative diseases, including AD, PD, frontotemporal lobar dementia, and Amyotrophic lateral sclerosis. NE3107 is an investigational oral small molecule, blood-brain permeable, compound with potential anti-inflammatory, insulin sensitizing, and ERK-binding properties that may allow it to selectively inhibit ERK-, NFκB- and TNF-stimulated inflammation. NE3107’s potential to inhibit neuroinflammation and insulin resistance forms the basis for the Company’s work testing the molecule in AD and PD patients. NE3107 is patented in the United States, Australia, Canada, Europe and South Korea.

Liver Disease Program

In liver disease, our investigational drug candidate BIV201 (continuous infusion terlipressin), which has been granted both FDA Fast Track designation status and FDA Orphan Drug status, is being evaluated and discussed after receiving guidance from the FDA regarding the design of Phase 3 clinical testing of BIV201 for the treatment of ascites due to chronic liver cirrhosis. BIV201 is administered as a patent-pending liquid formulation.

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

In March 2023 the company announced enrollment was paused and that data from the first 15 patients treated with BIV201 plus SOC appeared to show at least a 30% reduction in ascites fluid during the 28 days after treatment initiation compared to the 28 days prior to treatment. The change in ascites volume was significantly different from those patients receiving SOC treatment. Patients who completed the treatment with BIV201 experienced a 53% reduction in ascites fluid, which was sustained (43% reduction) during the three months after treatment initiation as compared to the three-month pre-treatment period.

In June 2023, the Company requested and subsequently received guidance from the FDA regarding the design and endpoints for definitive clinical testing of BIV201 for the treatment of ascites due to chronic liver cirrhosis. The Company is currently finalizing protocol designs for the Phase 3 study of BIV201 for the treatment of ascites due to chronic liver cirrhosis.

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

The Company’s operations are subject to a number of factors that can affect its operating results and financial conditions. Such factors include, but are not limited to: the results of clinical testing and trial activities of the Company’s products, the Company’s ability to obtain regulatory approval to market its products; competition from products manufactured and sold or being developed by other companies; the price of, and demand for, Company products; the Company’s ability to negotiate favorable licensing or other manufacturing and marketing agreements for its products; and the Company’s ability to raise capital. The Company’s financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of December 31, 2023, the Company had working capital of approximately $6.6 million, cash and cash equivalents of approximately $20.2 million, stockholders’ equity of approximately $7.5 million, and an accumulated deficit of approximately $320.3 million. The Company is in the pre-revenue stage and no revenues are expected in the foreseeable future. The Company’s future operations are dependent on the success of the Company’s ongoing development and commercialization efforts, as well as its ability to secure additional financing as needed. Although our cash balance may possibly sustain operations over the next six to nine months from the balance sheet date if further measures are taken to delay planned expenditures in our research protocols and slow the progress in the Company’s development and launch of next phase clinical programs, the Company’s current planned operations to meet certain goals and objectives, project cash flows to be depleted within that period of time.

The future viability of the Company is largely dependent upon its ability to raise additional capital to finance its operations. Management expects that future sources of funding may include sales of equity, obtaining loans, or other strategic transactions.

Although management continues to pursue the Company’s strategic plans, there is no assurance that the Company will be successful in obtaining sufficient financing on terms acceptable to the Company, if at all, to fund continuing operations. These circumstances raise substantial doubt on the Company’s ability to continue as a going concern. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Net loss per Common Share

Basic net loss per common share is computed by dividing the net loss attributable to common stockholders by the weighted average number of shares of common stock, par value $0.0001 per share (“common stock”), outstanding during the period. Diluted net loss per common share is computed by dividing the net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding and potentially outstanding shares of common stock during the period to reflect the potential dilution that could occur from common shares issuable through stock options, warrants, and restricted stock units. For the six months ended December 31, 2023 and 2022, such amounts were excluded from the diluted loss since their effect was considered anti-dilutive due to the net loss for the periods.

The table below shows the number of outstanding stock options, warrants and restricted stock units as of December 31, 2023 and 2022:

	December 31, 2023	December 31, 2022
	Number of Shares	Number of Shares
Stock Options	4,173,325	3,448,797
Warrants	7,770,285	7,770,285
Restricted Stock Units	687,428	660,028
Total	12,631,038	11,879,110

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

Investments in U.S. Treasury Bills

Investments in U.S. Treasury Bills with maturities greater than three months on the date of purchase, are accounted for as available for sale and are recorded at fair value. Unrealized gains were included in other comprehensive income in the accompanying condensed statements of operations and comprehensive loss. Upon the maturity and settlement of these investments, realized gains were recorded as a component of interest income on the accompanying condensed statement of operations and comprehensive loss.

Concentration of Credit Risk in the Financial Service Industry

As of December 31, 2023, the Company had cash deposited in certain financial institutions in excess of federally insured levels. The Company regularly monitors the financial stability of these financial institutions and believes that it is not exposed to any significant credit risk in cash and cash equivalents. However, in March and April 2023, certain U.S. government banking regulators took steps to intervene in the operations of certain financial institutions due to liquidity concerns, which caused general heightened uncertainties in financial markets. While these events have not had a material direct impact on the Company’s operations, if further liquidity and financial stability concerns arise with respect to banks and financial institutions, either nationally or in specific regions, the Company’s ability to access cash or enter into new financing arrangements may be threatened, which could have a material adverse effect on its business, financial condition and results of operations.

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

4.	Investments in U.S. Treasury Bills Available for Sale

The following is a summary of the U.S. Treasury Bills held at June 30, 2023:

	Amortized Cost Basis	Gross Unrealized Gain	Fair Value	Total Accumulated Other Comprehensive Income
U.S. Treasury Bills due in 3 - 6 months	$14,301,136	$176,591	$14,477,726	$176,591

During the fiscal year ended June 30, 2023, the Company purchased a total of approximately $46 million of U.S. Treasury Bills. All outstanding investments in U.S. Treasury Bills available for sale held at June 30, 2023 matured during the three months ended September 30, 2023 and were settled, resulting in a realized gain of $223,865 recorded as a component of interest income on the accompanying condensed statement of operations and comprehensive loss.

5.	Intangible Assets

The Company’s intangible assets consist of intellectual property acquired from LAT Pharma and are amortized over their estimated useful lives.

The following is a summary of the Company’s intangible assets:

	December 31, 2023	June 30, 2023

Intellectual Property	$2,293,770	$2,293,770
Less Accumulated Amortization	(1,771,363)	(1,656,675)
Intellectual Property, Net	$522,407	$637,095

Amortization expense was $57,344 in each of the three-month periods ended December 31, 2023 and 2022. Amortization expense was $114,688 in each of the six-month periods ended December 31, 2023 and 2022.The Company amortizes intellectual property over the expected, original useful lives of 10 years.

Estimated future amortization expense is as follows:

Year ending June 30, 2024 (Remaining 6 months)	$114,689
2025	229,377
2026	178,341
$522,407

6.	Related Party Transactions

Equity Transactions with Acuitas

On July 15, 2022, the Company entered into a securities purchase agreement with Acuitas Group Holdings, LLC (“Acuitas”), the Company’s majority stockholder, pursuant to which Acuitas agreed to purchase from the Company, in a private placement, (i) an aggregate of 3,636,364 shares of the Company’s Common Stock, at a price of $1.65 per share (the “PIPE Shares”), and (ii) a warrant to purchase 7,272,728 shares of Common Stock (“PIPE Warrant Shares”), at an exercise price of $1.82, with a term of exercise of five years. The warrant has a down round feature that reduces the exercise price of the warrant if the Company sells stock at a price lower than the initial exercise price of the warrant. On August 15, 2022, the Company received net proceeds of approximately $5.9 million, net of costs of approximately $94,000, and entered into an amended and restated registration agreement with Acuitas, which amended and restated that certain registration rights agreement, dated as of June 10, 2021, by and between the Company and Acuitas (the “Existing Registration Rights Agreement”), to amend the definition of “Registrable Securities” in the Existing Registration Rights Agreement to include the PIPE Shares and the PIPE Warrant Shares as Registrable Securities thereunder.

7.	Other Liabilities

The current portion of other liabilities at June 30, 2023 was approximately $48,000 and represented the remaining balance of a retention bonus payable for arrangements with certain employees, which was paid in July 2023.

8.	Notes Payable

On November 30, 2021 (the “Closing Date”), the Company entered into a Loan and Security Agreement and the Supplement to the Loan and Security Agreement and Promissory Notes (together, the “Loan Agreement”) with Avenue Venture Opportunities Fund, L.P. (“AVOPI”) and Avenue Venture Opportunities Fund II, L.P. (“AVOPII,” and together with AVOPI, “Avenue”) for growth capital loans in an aggregate commitment amount of up to $20 million (the “Loan”). On the Closing Date, $15 million of the Loan was funded (“Tranche 1”). The Loan provided for an additional $5 million to be available to the Company on or prior to September 15, 2022, subject to the Company’s achievement of certain milestones with respect to certain of its ongoing clinical trials, which were not achieved. The Loan bears interest at an annual rate equal to the greater of (a) the sum of 7.00% plus the prime rate as reported in The Wall Street Journal and (b) 10.75%. The prime rate at December 31, 2023 was 8.50%. The Loan is secured by a lien upon and security interest in all of the Company’s assets, including intellectual property, subject to agreed exceptions. The maturity date of the Loan is December 1, 2024.

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

The amount of the carrying value of the notes payable was determined by allocating portions of the outstanding principal of the notes; approximately $1.4 million to the fair value of the Avenue Warrants and approximately $2.2 million to the fair value of the embedded conversion option. Accordingly, the total amount of unearned discount of approximately $3.6 million, the total direct financing cost of approximately $390,000 and premium of $850,000 are recognized on an effective interest method over the term of the Loan. The adjusted effective interest rate is 25%. The total interest expense of approximately $682,000 for the three months ended December 31, 2023, was recognized in the accompanying condensed statements of operations and comprehensive loss and included the interest only payments totaling approximately $429,000, the amortization of financing costs of approximately $31,000, unearned discount of approximately $289,000 and the accretion of loan premium of approximately $67,000. The total interest expense of approximately $1.5 million for the six months ended December 31, 2023, was recognized in the accompanying condensed statements of operations and comprehensive loss and included the interest only payments totaling approximately $955,000, the amortization of financing costs of approximately $69,000, accretion of unearned discount of approximately $645,000 and the accretion of loan premium of approximately $149,000.

The total interest expense of approximately $1.1 million for the three months ended December 31, 2022, was recognized in the accompanying condensed statements of operations and included the interest only payments totaling approximately $518,000, the amortization of financing costs of approximately $43,000, unearned discount of approximately $400,000 and the accretion of loan premium of approximately $93,000. The total interest expense of approximately $2.1 million for the six- months ended December 31, 2022, was recognized in the accompanying condensed statements of operations and included interest only payments totaling approximately $987,000, the amortization of financing costs of approximately $85,000, unearned discount of approximately $801,000 and the accretion of loan premium of approximately $237,000.

As of December 31, 2023, the remaining principal balance of $10 million under the Loan is payable in 12 monthly equal installments. For the three and six months ended December 31, 2023, the Company paid back $2.5 million and $5 million respectively, of the original loan of $15 million.

The following is a summary of the Notes Payable as of December 31, 2023 and June 30, 2023:

Current portion of Notes Payable

	December 31, 2023	June 30, 2023

Current portion of Notes Payable	$10,000,000	$10,000,000
Less debt financing costs	(52,011)	(108,751)
Less unearned discount	(489,330)	(1,023,145)
Plus accretion of loan premium	736,666	236,970
Current portion of Notes Payable, net of financing costs, unearned premiums and discount	$10,195,325	$9,105,074

Non-current portion of Notes Payable

	December 31, 2023	June 30, 2023

Notes Payable	$-	$5,000,000
Less debt financing costs	-	(11,820)
Less unearned discount	-	(111,212)
Plus accretion of loan premium	-	350,302
Notes Payable, net of the current portion financing costs, unearned premiums and discount	$-	$5,227,270

Estimated future amortization expense and accretion of premium and discount is as follows:

	Unearned Discount	Debt Financing Costs	Loan accretion Premium

Year ending June 30, 2024 (Remaining 6 months)	$378,118	$40,191	$87,576
2025	111,212	11,820	25,758
Total	$489,330	$52,011	$113,334

9.	Fair Value Measurements

At December 31, 2023 and June 30, 2023, the estimated fair value of derivative liabilities measured on a recurring basis are as follows:

	Fair Value Measurements at
	December 31, 2023
	Level 1	Level 2	Level 3	Total

Derivative liability - Warrants	$-	$-	$123,158	$123,158
Derivative liability - Conversion option on note payable	-	-	6,548	6,548
Total derivatives	$-	$-	$129,706	$129,706

	Fair Value Measurements at
	June 30, 2023
	Level 1	Level 2	Level 3	Total

Derivative liability - Warrants	$-	$-	$894,280	$894,280
Derivative liability - Conversion option on note payable	-	-	925,762	925,762
Total derivatives	$-	$-	$1,820,042	$1,820,042

The following table presents the activity for liabilities measured at fair value using unobservable inputs for the six months ended December 31, 2023:

	Derivative liabilities - Warrants	Derivative liability - Conversion Option on Convertible Debenture
Balance at June 30, 2023	$894,280	$925,762
Additions to level 3 liabilities	-	-
Change in in fair value of level 3 liability	(771,122)	(919,214)
Transfer in and/or out of Level 3	-	-
Balance at December 31, 2023	$123,158	$6,548

The following table presents the activity for liabilities measured at fair value using unobservable inputs for the six months ended December 31, 2022:

	Derivative liabilities - Warrants	Derivative liability - Conversion Option on Convertible Debenture
Balance at June 30, 2022	$194,531	$188,030
Additions to level 3 liabilities	-	-
Change in in fair value of level 3 liability	1,648,029	2,140,523
Transfer in and/or out of Level 3	-	-
Balance at December 31, 2022	$1,842,560	$2,328,553

The fair values of derivative liabilities for the Avenue Warrants and the conversion option of the Note at December 31, 2023 in the accompanying condensed balance sheet, were approximately $123,000 and approximately $7,000, respectively. The total change in the fair value of the derivative liabilities totaled approximately $983,000 and $1.7 million for the three and six months ended December 31, 2023, respectively; and accordingly, was recorded in the accompanying condensed statement of operations and comprehensive loss. The assumptions used in the Black Scholes model to value the derivative liabilities at December 31, 2023 included the closing stock price of $1.26 per share; for the Avenue Warrants, the exercise price of $5.82, remaining term 2.9 years, risk free rate of 4.0% and volatility of 93.0%; and for the embedded derivative liability of the conversion option, the conversion price of $6.98; remaining term 0.92 years, risk free rate of 4.87% and volatility of 84.0%.

Derivative liability – Avenue Warrants

The Company accounts for stock purchase warrants as either equity instruments or derivative liabilities depending on the specific terms of the warrant agreements. Under applicable accounting guidance, stock warrants that are precluded from being indexed to the Company’s own stock because of full-rachet and anti-dilution provisions or adjustments to the strike price due to an occurrence of a future event are accounted for as derivative financial instruments. The Avenue Warrants were not considered to be indexed to the Company’s own stock, and accordingly, were recorded as a derivative liability at fair value in the accompany condensed balance sheet at December 31, 2023 and June 30, 2023.

The Black Scholes model was used to calculate the fair value of the warrant derivative to bifurcate the warrant derivative amount from the Avenue Loan amount funded. The Avenue Warrants are recorded at their fair values at the date of issuance and remeasured at December 31, 2023 and June 30, 2023.

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

Financial assets

As of December 31, 2023, investments in U.S. Treasury Bills were valued through use of quoted prices and are classified as Level 1.

The following table presents information about our assets that are measured at fair value on a recurring basis.

	Fair Value Measurements at
	December 31, 2023
	Level 1	Level 2	Level 3	Total

Cash	$10,553,367	$-	$-	$10,553,367
U.S. Treasury Bills due in 3 months or less at purchase	9,673,331	-	-	9,673,331
Total	$20,226,698	$-	$-	$20,226,698

	Fair Value Measurements at
	June 30, 2023
	Level 1	Level 2	Level 3	Total

Cash	$6,304,543	$-	$-	$6,304,543
U.S. Treasury Bills due in 3 months or less at purchase	13,156,340	-	-	13,156,340
U.S. Treasury Bills due in 3 - 6 months at purchase	14,477,726	-	-	14,477,726
Total	$33,938,609	$-	$-	$33,938,609

10.	Equity Transactions

Issuance of common stock for cash

On August 31, 2022, the Company entered into a Controlled Equity Offering Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. and B. Riley Securities, Inc. (collectively, the “Agents”), pursuant to which the Company may issue and sell from time-to-time shares of the Company’s common stock through the Agents, subject to the terms and conditions of the Sales Agreement. On April 6, 2023, the Company and B. Riley Securities, Inc. mutually agreed to terminate B. Riley Securities, Inc.’s role as a sales agent under the Sales Agreement. During the three months ended December 31, 2023, the Company sold 2,900,902 shares of common stock under the Sales Agreement for total net proceeds of $7.4 million after 3% commissions and expenses of approximately $258,000. During the six months ended December 31, 2023, the Company sold 3,333,103 shares of common stock under the Sales Agreement for total net proceeds of $9.3 million after 3% commissions and expenses of approximately $377,000.

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

Stock Options

The following table summarizes the activity relating to the Company’s stock options for the six months ended December 31, 2023:

	Options	Weighted-Average Exercise Price	Weighted Remaining Average Contractual Term	Aggregate Intrinsic Value
Outstanding at June 30, 2023	3,952,864	$7.10	6.3	$1,067,966
Granted	394,417	3.22	6.1	-
Options Expired	(2,400)	7.08	-	-
Options Canceled	(171,556)	4.60	-	-
Outstanding at December 31, 2023	4,173,325	$6.84	5.6	$-
Exercisable at December 31, 2023	2,155,162	$8.31	4.4	$-

The fair value of each option grant on the date of grant is estimated using the Black-Scholes option pricing model. The pricing model reflects the following weighted-average assumptions for the six months ended December 31, 2023 and 2022:

	December 31, 2023	June 30, 2023
Expected life of options (In years)	5	6
Expected volatility	87.11%	81.65%
Risk free interest rate	4.80%	3.82%
Dividend Yield	0%	0%

The total stock option-based compensation expense for three-months ended December 31, 2023 and 2022 was of $619,701 and $1,712,787, respectively.

The total stock option-based compensation expense for six-months ended December 31, 2023 and 2022 was of $1,427,728 and $2,591,427, respectively.

Issuance and modification of restricted stock units and options:

On November 23, 2022, the Company issued equity awards for the board of directors’ annual compensation. Four directors received restricted stick units (“RSUs”) to purchase a total of 155,636 shares of common stock at the grant date fair value of $6.12 per share, a total cost of $952,492 was recognized as stock compensation in the three months ended December 31, 2022. Three directors received stock options to purchase 195,000 shares of common stock at an exercise price of $6.12 per share. The total stock compensation cost of these stock options of $791,700 was recognized as stock compensation in the three months ended December 31, 2022. The equity awards vest quarterly over the annual service period from November 9, 2023 to the next annual shareholders’ meeting. While the agreements contain certain contractual vesting terms, there are circumstances where the vesting can be accelerated that is not within the Company’s control and as a result, for accounting purposes, the awards are assumed to have been fully vested on the grant date, accordingly, the Company recognized the total compensation cost of $1,744,192 on November 23, 2022.

On November 9, 2023, the Company issued equity awards for the board of directors’ annual compensation. Four directors received restricted stick units (“RSUs”) to purchase a total of 182,696 shares of common stock at the grant date fair value of $3.01 per share, a total cost of $77,905 was recognized as stock compensation in the three months ended December 31, 2023. Two directors received stock options to purchase 183,250 shares of common stock at an exercise price of $3.01 per share. The total stock compensation cost related to these stock options of $34,466 was recognized in the three months ended December 31, 2023. The equity awards vest quarterly over the annual service period from November 9, 2023, on February 9, 2024, May 9, 2024, August 9, 2024 and earlier of November 9, 2024 or the next annual shareholders’ meeting.

In December 2023, the Company terminated five employees and as part of their severance agreement modified their equity awards that had been granted pursuant to the 2019 Omnibus Plan. The modifications included the acceleration of certain tranche vesting of stock option awards to purchase a total of 56,233 shares of common stock (“Accelerated Options”), effective on the December Separation Date, as defined in severance agreement (“Separation Date”); and extended the expiration date for one year from the Separation Date for both the Accelerated Options and any vested and unexercised stock options held by the terminated employees as of the Separation Date. Accordingly, the Company remeasured the modified awards based on the stock price of $1.54 per share at the close on the Separation Date and a one-year life. The net adjustment for both stock option modifications was a net credit of $127,199 and was recognized as adjustment to stock compensation expense for the three months ended December 31, 2023.

The modification also included the acceleration of an additional tranche vesting of 10,302 Restricted Stock Units, (“RSUs”) as of the Separation date. The modified RSUs were remeasured based on the stock price of $1.54 per share at close on the Separation Date and totaled $15,865, representing an additional in stock-based compensation for the three months ended December 31, 2023. The Company canceled 171,556 unvested stock options and 10,303 unvested RSUs.

The following table summarizes vesting of restricted stock units:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share

Unvested at June 30, 2023	596,457	$5.24
Issued	182,696	3.01
Vested	(81,422)	6.12
Canceled	(10,303)	6.12
Unvested at December 31, 2023	687,428	$4.71

The total stock based compensation – restricted stock expense for the three-months ended December 31, 2023 and 2022 was of $303,173 and $1,554,453, respectively. The total stock based compensation – restricted stock expense for the six-months ended December 31, 2023 and 2022 was $684,007 and $1,571,990, respectively.

There were 147,508 RSU that vested on November 23, 2023 and the related shares of common stock will issued and delivered by March 15, 2024.

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

Stock Warrants

The following table summarizes warrant activity during the six months ended December 31, 2023:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value
Outstanding and exercisable at June 30, 2023	7,770,285	$2.06	4.0	$18,318,954
Outstanding and exercisable at December 31, 2023	7,770,285	$2.06	3.5	$-

Of the above warrants, 101,380 expire in the fiscal year ending June 30, 2025, 35,175 expire in the fiscal year ending June 30, 2026, and 7,633,730 expire in the fiscal year ending June 30, 2027. No warrants were granted, expired, or were exercised during the three and six months ended December 31, 2023.

11.	Leases

Office Lease

The Company pays an annual rent of $2,200 for its headquarters at 680 W Nye Lane, Suite 201, Carson City Nevada 89703. The rental agreement was for a one-year term and commenced on October 1, 2022 and has been subsequently renewed for another year at the same rate.

On February 26, 2022, the Company’s San Diego office relocated to 5090 Shoreham Place, San Diego, CA 92122. The term for the office lease is 38 months and commenced on March 1, 2022. The monthly base rate currently is $4,300, with annual increases of three percent.

Total operating lease expense of approximately $13,000 and $13,000 for the three months ended December 31, 2023 and 2022, respectively and $26,000 and $26,000 for the six months ended December 31, 2023 and 2022, respectively; were included in the accompanying condensed statements of operations and comprehensive loss as a component of selling, general and administrative expenses.

The right-of-use asset, net and current and non current portion of the operating lease liabilities included in the accompany condensed balance sheets are as follows:

	December 31, 2023	June 30, 2023
Assets
Operating lease, right-of-use asset, net	$60,418	$80,789

Liabilities
Current portion of operating lease liabilities	$48,231	$44,909
Operating lease liabilities, net of current portion	17,604	42,505
Total operating lease liabilities	$65,835	$87,414

At December 31, 2023, the future estimated minimum lease payments under non-cancelable operating leases are as follows:

Year ending June 30, 2024 (Remaining 6 months)	$26,356
2025	44,636
Total minimum lease payments	70,992
Less amount representing interest	(5,157)
Present value of future minimum lease payments	65,835
Less current portion of operating lease liabilities	(48,231)
Operating lease liabilities, net of current portion	$17,604

Total cash paid for amounts included in the measurement of lease liabilities were $25,800 and $25,050 for the six months ended December 31, 2023 and 2022, respectively.

The weighted average remaining lease term and discount rate as of December 31, 2023 and June 30, 2023 were as follows:

	December 31, 2023	June 30, 2023

Weighted average remaining lease term (Years)
Operating leases	1.3	1.8
Weighted average discount rate
Operating leases	10.75%	10.75%

12.	Commitments and Contingencies

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

Shareholder class action complaint

On January 19, 2024, a purported shareholder class action complaint, captioned Eric Olmstead v. BioVie Inc. et al., No. 3:24-cv-00035, was filed in the U.S. District Court for the District of Nevada, naming Company and certain of its officers and/or directors as defendants. The lawsuit alleges that the Company made material misrepresentations and/or omissions of material fact relating to the Company’s business, operations, compliance, and prospects, including information related to the study and trial of NE3107, in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. The class action is on behalf of purchasers of the Company’s securities during the period from August 5, 2021 through November 29, 2023 and seeks unspecified monetary damages on behalf of the putative class and an award of costs and expenses, including attorney’s fees.

The Company believes the lawsuit is without merit and intends to defend the case vigorously. At this early stage of the proceedings, the Company is unable to make any prediction regarding the outcome of the litigation. No adjustment or accruals have been reflected in the accompanying condensed financial statements.

13.	Employee Benefit Plan

On August 1, 2021, the Company began sponsoring an employee benefit plan subject to Section 401(K) of the Internal Revenue Service Code (the “401K Plan”) pursuant to which, all employees meeting eligibility requirements are able to participate.

Subject to certain limitations in the Internal Revenue Code, eligible employees are permitted to make contributions to the 401K Plan on a pre-tax salary reduction basis and the Company will match 5% of the first 5% of an employee’s contributions to the 401K Plan., The Company made contributions of approximately $20,500 and $19,000, for the three months ended December 31, 2023 and 2022, respectively. The Company made contributions of approximately $51,400 and $64,200, for the six months ended December 31, 2023 and 2022, respectively.

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

The Company acquired the biopharmaceutical assets of NeurMedix, Inc. (“NeurMedix”) a privately held clinical-stage pharmaceutical company and a related party in June 2021. The acquired assets included NE3107. NE3107 is an investigational, novel, orally administered small molecule that is thought to inhibit inflammation-driven insulin resistance and major pathological inflammatory cascades with a novel mechanism of action. There is emerging scientific consensus that both inflammation and insulin resistance may play fundamental roles in the development of AD and PD, and NE3107 could, if approved by FDA, represent an entirely new medical approach to treating these devastating conditions affecting an estimated 6 million Americans suffering from AD and 1 million Americans suffering from PD.

Neurodengenerative Disease Program

In neurodegenerative disease, the Company’s drug candidate NE3107 inhibits activation of inflammatory actions extracellular single-regulated kinase (“ERK”) and nuclear factor kappa-light-chain-enhancer of activated B cells (“NFκB”) (including interactions with tumor necrosis factor (“TNF”) signaling and other relevant inflammatory pathways) that lead to neuroinflammation and insulin resistance. NE3107 does not interfere with their homeostatic functions (e.g., insulin signaling and neuron growth and survival). Both inflammation and insulin resistance are drivers of AD and PD.

Alzheimer’s Disease (NCT05083260)

On November 29, 2023, the Company announced the analysis of its unblinded, topline efficacy data from its Phase 3 clinical trial (NCT04669028) of NE3107 in the treatment of mild to moderate AD. The study has co-primary endpoints looking at cognition using the Alzheimer’s Disease Assessment Scale-Cognitive Scale (ADAS-Cog 12) and function using the Clinical Dementia Rating-Sum of Boxes (CDR-SB). Patients were randomly assigned, 1:1 versus placebo, to receive sequentially 5 mg of NE3107 orally twice a day for 14 days, then 10 mg orally twice a day for 14 days, followed by 26 weeks of 20 mg orally twice daily.

Upon trial completion, as the Company began the process of unblinding the trial data, the Company found significant deviation from protocol and current good clinical practices (“cGCPs”) violations at 15 study sites (virtually all of which were from one geographic area). This highly unusual level of suspected improprieties led the Company to exclude all patients from these sites and to refer the sites to the FDA Office of Scientific Investigations (“OSI”) for further action. After the patient exclusions, 81 patients remained in the Modified Intent to Treat population, 57 of whom were in the Per-Protocol population which included those who completed the trial and were verified to take study drug from pharmacokinetic data.

The trial was originally designed to be 80% powered with 125 patients in each of the treatment and placebo arms. The unplanned exclusion of so many patients has left the trial underpowered for the primary endpoints. In the Per-Protocol population, which included those patients who completed the trial and who were further verified to have taken the study drug (based on pharmacokinetic data), an observed descriptive change from baseline appeared to suggest a slowing of cognitive loss; these same patients experienced an advantage in age deceleration vs. placebo as measured by DNA epigenetic change. Age deceleration is used by longevity researchers to measure the difference between the patient’s biological age, in this case as measured by the Horvath DNA methylation Skin Blood Clock, relative to the patient’s actual chronological age. This test was a non-primary/secondary endpoint, other-outcome measure, done via blood test collected at week 30 (end of study). Additional DNA methylation data continues to be collected and analyzed.

Based on the efficacy signal seen in this trial, the Company is exploring (1) a discussion with the FDA to potentially employ the adaptive trial feature of the protocol to continue enrolling patients to achieve statistical significance; and/or (2) designing a new Phase 3 study of NE3107 that leverages the most recent data and understanding of the potential effect NE3017 may have in helping persons with AD.

Parkinson’s Disease (NCT05083260)

The Phase 2 study of NE3107 for the treatment of PD (NCT05083260), completed in December 2022, was a double-blind, placebo-controlled, safety, tolerability, and pharmacokinetics study in PD participants treated with carbidopa/levodopa and NE3107. Forty-five patients with a defined L-dopa “off state” were randomized 1:1 to placebo:NE3107 20 mg twice daily for 28 days. This trial was launched with two design objectives: 1) the primary objective was safety and a drug-drug interaction study as requested by the FDA to to measure the potential for adverse interactions of NE3107 with carbidopa/ levodopa; and 2) the secondary objective was to determine if preclinical indications of promotoric activity and apparent enhancement of levodopa activity could be seen in humans. Both objectives were met. The initiation of trial design for a Phase 3 study of NE3107 for the treatment of PD is currently on hold, pending additional funding.

Neuroinflammation, insulin resistance, and oxidative stress are common features in the major neurodegenerative diseases, including AD, PD, frontotemporal lobar dementia, and Amyotrophic lateral sclerosis. NE3107 is an investigational oral small molecule, blood-brain permeable, compound with potential anti-inflammatory, insulin sensitizing, and ERK-binding properties that may allow it to selectively inhibit ERK-, NFκB- and TNF-stimulated inflammation. NE3107’s potential to inhibit neuroinflammation and insulin resistance forms the basis for the Company’s work testing the molecule in AD and PD patients. NE3107 is patented in the United States, Australia, Canada, Europe and South Korea.

Liver Disease Program

In liver disease, our investigational drug candidate BIV201 (continuous infusion terlipressin), which has been granted both FDA Fast Track designation status and FDA Orphan Drug status, is being evaluated and discussed after receiving guidance from the FDA regarding the design of Phase 3 clinical testing of BIV201 for the treatment of ascites due to chronic liver cirrhosis. BIV201 is administered as a patent-pending liquid formulation.

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

In March 2023 the company announced enrollment was paused and that data from the first 15 patients treated with BIV201 plus SOC appeared to show at least a 30% reduction in ascites fluid during the 28 days after treatment initiation compared to the 28 days prior to treatment. The change in ascites volume was significantly different from those patients receiving SOC treatment. Patients who completed the treatment with BIV201 experienced a 53% reduction in ascites fluid, which was sustained (43% reduction) during the three months after treatment initiation as compared to the three-month pre-treatment period.

In June 2023, the Company requested and subsequently received guidance from the FDA regarding the design and endpoints for definitive clinical testing of BIV201 for the treatment of ascites due to chronic liver cirrhosis. The Company is currently finalizing protocol designs for the Phase 3 study of BIV201 for the treatment of ascites due to chronic liver cirrhosis.

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

Comparison of the three months ended December 31, 2023 to the three months ended December 31, 2022

Net loss

The net loss for the three months ended December 31, 2023, was approximately $8.4 million compared to a net loss of $15.7 million for the three months ended December 31, 2022. The decrease in net loss of approximately $7.3 million was comprised of reduced research and development expenses of approximately $563,000, a decrease in selling, general and administrative expenses of approximately $2.2 million, an increase in interest income of approximately $135,000, a reduction in interest expense of approximately $233,000 and the change in the fair value of derivative liabilities of $4.2 million.

Total operating expenses for the three months ended December 31, 2023, were approximately $8.8 million as compared to $11.5 million for the three months ended December 31, 2022. The net decrease of approximately $2.7 million for the three months ended December 31, 2023 represented a net decrease in research and development expenses of approximately $563,000 due to the completion of clinical trials and a decrease in selling general and administrative expenses of approximately $2.2 million from a decline in stock compensation expense of approximately $2.1 million.

Research and Development Expenses

Research and development expenses were approximately $6.5 million and $7.0 million for the three months ended December 31, 2023, and 2022, respectively. The net decrease for the three months ended December 31, 2023 of approximately $563,000, was comprised of decreases from the completion of the clinical studies: the BIV201 Phase 2b study in the prior fiscal year ended June 30, 2023 of approximately $1.2 million, the AD Phase 3 clinical study completed during the three months ended December 31, 2023 of approximately $131,000, and the PD Phase 2 study that completed in the three months ended December 31, 2022 of approximately $492,000; offset by increased expenses of the clinical team employee and consultant compensation of approximately $272,000 and $635,000, respectively; and other increases in regulatory and other consultancy expense of approximately $148,000; Chemistry, Manufacturing and Control of approximately $110,000 and publications and travel of approximately $84,000.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were approximately $2.3 million and $4.4 million for the three months ended December 31, 2023, and 2022, respectively. The net decrease of approximately $2.1 million was primarily attributed to a decline in directors and the executive team’s stock compensation expense of approximately $2.1 million.

Other Income and Expense

Other income, net was approximately $380,000 compared to other expense, net of $4.2 million, for the three months ended December 31, 2023 and 2022, respectively. The net increase in other income of approximately $4.6 million represented change in fair value of the related derivative liabilities of approximately $4.2 million.

Comparison of the six months ended December 31, 2023 to the six months ended December 31, 2022

Net loss

The net loss for the six months ended December 31, 2023, was approximately $19.1 million compared to a net loss of $26.1 million for the six months ended December 31, 2022. The decrease in net loss of approximately $7.0 million was comprised of a net decrease in research and development expenses of approximately $1.5 million and selling, general and administrative expenses of approximately $2.2 million, an increase in interest income of approximately $555,000, a reduction in interest expense of approximately $285,000 and the change in the fair value of derivative liabilities of $5.5 million.

Total operating expenses for the six months ended December 31, 2023, were approximately $19.7 million as compared to $20.3 million for the six months ended December 31, 2022. The net decrease of approximately $671,000 for the six months ended December 31, 2023 was comprised of an increase in research and development expenses of approximately $1.5 million offset by a decrease in selling general and administrative expenses of approximately $2.2 million.

Research and Development Expenses

Research and development expenses were approximately $15.3 million and $13.8 million for the six months ended December 31, 2023, and 2022, respectively. The net increase for the six months ended December 31, 2023 of approximately $1.5 million was comprised of increases from the expansion of the clinical team employees and consultants of $1.1 million and $874,000, respectively; planning and development of new clinical studies of approximately $1.4 million, and other increases in regulatory and other consultants of approximately $394,000 and publications and travel of approximately $215,000; offset by a reduction in costs from the completion in the prior fiscal year ended June 30, 2023 of PD Phase 2 study of approximately $1.3 million and the BIV201 Phase 2b study of approximately $1.4 million.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were approximately $4.2 million and $6.4 million for the six months ended December 31, 2023, and 2022, respectively. The net decrease of approximately $2.2 million was primarily attributed to decreases in the administrative team and directors stock compensation of approximately $2.4 million, other professional and advisory fees of $152,000 offset by increased legal fees of $92,000, and insurance expenses of approximately $111,000.

Other Income and Expense

Other income, net was approximately $545,000 compared to other expense, net of $5.8 million, for the six months ended December 31, 2023 and 2022, respectively. The net increase in other income of approximately $6.3 million was primarily driven by the change in fair value of the derivative liabilities of approximately $5.5 million, as well as an increase in interest income of approximately $555,000 which was primarily from the investments in U.S. Treasury Bills and a reduction in interest expense of approximately $285,000 due to amortization and accretion of the financing costs, unearned discount, and premium relating to the note payable.

Capital Resources and Liquidity

As of December 31, 2023 the Company had working capital of approximately $6.6 million, cash and cash equivalents totaling approximately $20.2 million, stockholders’ equity of approximately $7.5 million, and an accumulated deficit of approximately $320.3 million.

During the six months ended December 31, 2023, the Company sold approximately 3.3 million shares of its Common Stock under its Controlled Equity Offering Sales Agreement with Cantor Fitzgerald & Co for total net proceeds of approximately $9.3 million after 3% commissions and offering costs totaling approximately $377,000.

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

Critical Accounting Policies and Estimates

For the six-month period ended December 31, 2023, there were no significant changes to the Company’s critical accounting policies as identified in the Annual Report Form 10-K for the fiscal year ended June 30, 2023.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15f and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On January 19, 2024, a purported shareholder class action complaint, captioned Eric Olmstead v. BioVie Inc. et al., No. 3:24-cv-00035, was filed in the U.S. District Court for the District of Nevada, naming BioVie Inc. (the “Company”) and certain of its officers and/or directors as defendants. The lawsuit alleges that the Company made material misrepresentations and/or omissions of material fact relating to the Company’s business, operations, compliance, and prospects, including information related to the study and trial of NE3107, in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. The class action is on behalf of purchasers of the Company’s securities during the period from August 5, 2021 through November 29, 2023 and seeks unspecified monetary damages on behalf of the putative class and an award of costs and expenses, including attorney’s fees.

The Company believes the lawsuit is without merit and intends to defend the case vigorously. At this early stage of the proceedings, the Company is unable to make any prediction regarding the outcome of the litigation.

There are no other judgments against us or our officers or directors. None of our officers or directors has been convicted of a felony or misdemeanor relating to securities or performance in corporate office.

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

We depend, and will continue to depend, on third parties, including, but not limited to, CROs, clinical trial sites and clinical trial principal investigators, contract laboratories, IRBs, manufacturers, suppliers, and other third parties to conduct our clinical trials, including those for our drug candidates NE3107 and BIV201. We rely heavily on these third parties over the course of our clinical trials, and we control only certain aspects of their activities. Nevertheless, we retain ultimate responsibility for ensuring that each of our studies is conducted in accordance with the protocol and applicable legal, regulatory, and scientific standards and regulations, and our reliance on third parties does not relieve us of our regulatory responsibilities. We and these third parties are required to comply with cGCPs, which are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities for the conduct of clinical trials on product candidates in clinical development. Regulatory authorities enforce cGCPs through periodic inspections and for-cause inspections of clinical trial principal investigators and trial sites. If, due to the failure of either the Company or a third party, a clinical trial fails to comply with applicable cGCPs, FDA’s Investigational New Drug (“IND”) requirements, other applicable regulatory requirements, or requirements set forth in the applicable IRB-approved protocol, including failure to enroll a sufficient number of patients, the Company may be required to conduct additional clinical trials to support our marketing applications, which would delay the regulatory approval process. Moreover, our business may be implicated if any of these third parties violates applicable federal, state, or foreign laws and/or regulations, including but not limited to FDA’s IND regulations, fraud and abuse or false claims laws, healthcare privacy and data security laws, or provide us or government agencies with inaccurate, misleading, or incomplete data. For example, during routine monitoring of blinded data from our Phase 3 study (NCT04669028) of NE3107, we uncovered what appears to be potential scientific misconduct and significant deviation from study protocol and GCP violations at fifteen sites, which resulted in the Company excluding all patients from these sites and referring them to the FDA’s OSI for further action. The unplanned exclusion of so many patients left our Phase 3 study underpowered for the primary endpoints. These findings of potential scientific misconduct, significant deviation from protocol and GCP violations may call into question the rigor, robustness and validity of the entire data set for this study (NCT04669028).

Although we design the clinical trials for our product candidates, our CROs are tasked with facilitating and monitoring our clinical trials. As a result, many important aspects of our clinical development programs, including site and investigator selection, and the conduct, timing, and monitoring of the study, is often outside our direct control, either partially or in whole. Our reliance on third parties to conduct clinical trials also results in less direct control over the collection, management, and quality of data developed through clinical trials than would be the case if we were relying entirely upon our own employees. Communicating with third parties can also be challenging, potentially leading to mistakes as well as difficulties in coordinating activities.

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

Adverse Developments Affecting the Financial Services Industry and Concentration of Risk

As of December 31, 2023, the Company had cash deposited in certain financial institutions in excess of federally insured levels. The Company regularly monitors the financial stability of these financial institutions and believes that it is not exposed to any significant credit risk in cash and cash equivalents. However, in March and April 2023, certain U.S. government banking regulators took steps to intervene in the operations of certain financial institutions due to liquidity concerns, which caused general heightened uncertainties in financial markets. While these events have not had a material direct impact on the Company’s operations, if further liquidity and financial stability concerns arise with respect to banks and financial institutions, either nationally or in specific regions, the Company’s ability to access cash or enter into new financing arrangements may be threatened, which could have a material adverse effect on its business, financial condition and results of operations.

We are currently subject to securities class action litigation and may be subject to similar or other litigation in the future, all of which will require significant management time and attention, result in significant legal expenses and may result in unfavorable outcomes, which may have a material adverse effect on our business, operating results and financial condition, and negatively affect the price of our common stock.

We are, and may in the future become, subject to various legal proceedings and claims that arise in or outside the ordinary course of business. For example, on January 19, 2024, a securities class action complaint, captioned Eric Olmstead v. BioVie Inc. et al., No. 3:24-cv-00035, was filed in the U.S. District Court for the District of Nevada against the company and certain of its officers and/or directors, asserting violations of Sections 10(b) and 20(a) of the Securities and Exchange Act of 1934, as amended (the "Exchange Act") stemming from the company’s disclosures and series of events from August 5, 2021 through November 29, 2023 regarding the company's Phase 3 study of NE3107 in Alzheimer’s Disease. The complaint alleges that the statements previously made during the time period mentioned were materially false and misleading statements and/or omitted material adverse facts regarding the Phase 3 study of NE3107 and the company's business, operations, prospects. See Part II, Item 1 of this Quarterly Report on Form 10-Q, entitled “Legal Proceedings” for more information regarding this litigation.

It is possible that additional lawsuits will be filed, or allegations received from stockholders, with respect to these same or other matters and also naming us and/or our officers and directors as defendants. Such lawsuits and any other related lawsuits are subject to inherent uncertainties, and the actual defense and disposition costs will depend upon many unknown factors. The outcome of such lawsuits is necessarily uncertain. We could be forced to expend significant resources in the defense of the pending lawsuit and any additional lawsuits, and we may not prevail. In addition, we may incur substantial legal fees and costs in connection with such lawsuits. We currently are not able to estimate the possible cost to us from this matter, as the pending lawsuit is currently at an early stage, and we cannot be certain how long it may take to resolve the pending lawsuit or the possible amount of any damages that we may be required to pay. Monitoring, initiating and defending against legal actions is time-consuming for our management, is likely to be expensive and may detract from our ability to fully focus our internal resources on our business activities. We could be forced to expend significant resources in the settlement or defense of the pending lawsuit and any potential future lawsuits, and we may not prevail in such lawsuits.

Although we have insurance coverage that we believe applies to these actions, the coverage is subject to a $2 million deductible. That means that we are responsible for the first $2 million of loss arising from these actions, which includes both defense costs and damages, before any insurance coverage will apply. Furthermore, our insurance coverage may be insufficient, and our assets may be insufficient to cover any amounts that exceed our insurance coverage, and we may have to pay damage awards or otherwise may enter into a settlement arrangement in connection with such claim. A decision adverse to our interests in the pending lawsuit, or in similar or related litigation, could result in the payment of substantial damages, or possibly fines, and could have a material adverse effect on our business, our stock price, cash flow, results of operations and financial condition. We have not established any reserve for any potential liability relating to the pending lawsuit or any potential future lawsuits. Any such payments or settlement arrangements in current or future litigation could have a material adverse effect on our business, operating results or financial condition. In addition, such lawsuits may make it more difficult to finance our operations and affect our ability to make payments for damages.

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

In addition, as of December 31, 2023, there were warrants outstanding to purchase an aggregate of 7,770,285 shares of common stock at exercise prices ranging from $1.82 to $12.50 per share and 4,173,325 shares issuable upon exercise of outstanding options at exercise prices ranging from $1.69 to $42.09 per share and restricted stock units totaling 687,428. Our Loan Agreement entered into on November 30, 2021 contains a conversion feature whereby at the option of lender, up to $5 million of the outstanding loan amount may be converted into shares of common stock at a conversion price of $6.98 per share. We may grant additional options, warrants or equity awards. To the extent such shares are issued, the interest of holders of our common stock will be diluted.

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

As of December 31, 2023, our directors and executive officers and affiliates currently own aggregate 23,551,161 shares of our Common Stock, which currently constitutes 59.1% of our issued and outstanding Common Stock. As a result, directors and executive officers and affiliates may have a significant influence on our affairs and management, as well as on all matters requiring member approval, including electing and removing members of our Board of Directors, causing us to engage in transactions with affiliates entities, causing or restricting our sale or merger, and certain other matters. Our majority shareholder, Mr. Terren Peizer, may be deemed to beneficially own the 23,166,210 shares of Common Stock held by Acuitas, which constitutes 58.1% of our issued and outstanding Common Stock Such concentration of ownership and control could have the effect of delaying, deferring or preventing a change in control of us even when such a change of control would be in the best interests of our stockholders.

We may, in the future, issue additional common stock, which would reduce investors’ percent of ownership and may dilute our share value.

As of December 31, 2023, our Articles of Incorporation, as amended, authorize the issuance of 800,000,000 shares of Common Stock, and we had 39,866,714 shares of Common Stock issued and 39,843,834 issued and outstanding. Accordingly, we may issue up to an additional 760,156,166 shares of Common Stock. The future issuance of Common Stock may result in substantial dilution in the percentage of our Common Stock held by our then existing stockholders. We may value any Common Stock in the future on an arbitrary basis. The issuance of Common Stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors, might have an adverse effect on any trading market for our Common Stock and could impair our ability to raise capital in the future through the sale of equity securities.

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

BioVie Inc.,

Signature	Titles	Date

/s/ Cuong V Do
Cuong V Do	Chairman and Chief Executive Officer (Principal Executive Officer)	February 12, 2024

/s/ Joanne Wendy Kim
Joanne Wendy Kim	Chief Financial Officer (Principal Financial and Accounting Officer)	February 12, 2024