Form 10-Q
period 2024-03-31
BIOVIE INC.
filed 2024-05-14
CIK 1580149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

There were 61,018,606 shares of the Registrant’s $0.0001 par value Class A common stock outstanding as of May 10, 2024.

PART I – FINANCIAL INFORMATION

Item 1.	Unaudited Financial Statements
	Condensed Balance Sheets at March 31, 2024 and June 30, 2023	3
	Condensed Statements of Operations and Comprehensive Loss - for the three and nine months ended March 31, 2024 and 2023	4
	Condensed Statements of Cash Flows - for the nine months ended March 31, 2024 and 2023	5
	Condensed Statements of Changes in Stockholders’ Equity - for the periods from July 1, 2023 through March 31, 2024 and July 1, 2022 through March 31, 2023	6
	Notes to Unaudited Condensed Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	31
Item 4.	Controls and Procedures	32

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	33
Item 1A.	Risk Factors	33
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	36
Item 3.	Defaults Upon Senior Securities	36
Item 4.	Mine Safety Disclosures	36
Item 5.	Other Information	36
Item 6.	Exhibits	37

SIGNATURES		38

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

BioVie Inc.

Condensed Balance Sheets

(Unaudited)

	March 31,	June 30,
	2024	2023
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$30,350,337	$19,460,883
Investments in U.S. Treasury Bills	-	14,477,726
Prepaids and other current assets	189,582	102,526
Total current assets	30,539,919	34,041,135

Operating lease right-of-use assets, net	422,169	80,789
Intangible assets, net	465,062	637,095
Goodwill	345,711	345,711

TOTAL ASSETS	$31,772,861	$35,104,730

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$4,409,754	$3,476,259
Other current liabilities	-	48,385
Current portion of operating lease liabilities	57,143	44,909
Current portion of note payable, net of financing cost, unearned premium and discount of $492,905 at March 31, 2024 and $894,926 at June 30, 2023	7,992,904	9,105,074
Warrant liabilities	20,703	894,280
Embedded derivative liability	-	925,762
Total current liabilities	12,480,504	14,494,669

Operating lease liabilities, net of current portion	366,430	42,505
Note payable, net of current portion, financing cost, unearned premium and discount of $0 and $227,270 at March 31, 2024 and June 30, 2023, respectively.	-	5,227,270

TOTAL LIABILITIES	12,846,934	19,764,444

Commitments and contingencies (Note 12)

STOCKHOLDERS' EQUITY:
Preferred stock; $0.001 par value; 10,000,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock, $0.0001 par value; 800,000,000 shares authorized at March 31, 2024 and June 30, 2023, respectively; 61,018,606 shares issued of which 60,969,846 shares are outstanding at March 31, 2024; and 36,451,829 shares issued of which 36,428,949 shares outstanding at June 30, 2023;	6,115	3,643
Additional paid in capital	348,211,684	316,385,759
Accumulated other comprehensive income	-	176,591
Accumulated deficit	(329,291,867)	(301,225,705)
Treasury stock	(5)	(2)
Total stockholders' equity	18,925,927	15,340,286

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$31,772,861	$35,104,730

See accompanying notes to unaudited condensed financial statements

BioVie Inc.

Condensed Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	March 31, 2024	March 31, 2023	March 31, 2024	March 31, 2023

OPERATING EXPENSES:
Amortization	$57,344	$57,344	$172,033	$172,033
Research and development expenses	5,700,447	11,196,835	21,046,369	24,999,665
Selling, general and administrative expenses	1,974,264	2,520,330	6,170,883	8,931,957
TOTAL OPERATING EXPENSES	7,732,055	13,774,509	27,389,285	34,103,655

LOSS FROM OPERATIONS	(7,732,055)	(13,774,509)	(27,389,285)	(34,103,655)

OTHER (INCOME) EXPENSE:
Change in fair value of derivative liabilities	(109,003)	366,093	(1,799,339)	4,154,645
Interest expense	628,711	1,082,762	2,453,979	3,192,631
Interest income	(183,933)	(182,201)	(864,186)	(307,055)
TOTAL OTHER (INCOME) EXPENSE, NET	335,775	1,266,654	(209,546)	7,040,221

NET LOSS	$(8,067,830)	$(15,041,163)	$(27,179,739)	$(41,143,876)

Deemed dividend related to ratchet adjustment to warrants	886,423	-	886,423	-

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(8,954,253)	$(15,041,163)	$(28,066,162)	$(41,143,876)

NET LOSS PER COMMON SHARE
- Basic	$(0.20)	$(0.43)	$(0.70)	$(1.32)
- Diluted	$(0.20)	$(0.43)	$(0.70)	$(1.32)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
- Basic	44,801,084	35,325,580	39,869,913	31,217,382
- Diluted	44,801,084	35,325,580	39,869,913	31,217,382

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(8,954,253)	$(15,041,163)	$(28,066,162)	$(41,143,876)

Other comprehensive (loss) income
Unrealized gain on investments for available-for-sale	-	16,505	-	16,505
Reclassification of unrealized gains on available-for-sale investments upon settlement	-	-	(176,591)	-
Total other comprehensive (loss) income	-	16,505	(176,591)	16,505
Comprehensive loss	$(8,954,253)	$(15,024,658)	$(28,242,753)	$(41,127,371)

See accompanying notes to unaudited condensed financial statements.

BioVie Inc.

Condensed Statements of Cash Flows

(Unaudited)

	Nine Months Ended	Nine Months Ended
	March 31, 2024	March 31, 2023

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(27,179,739)	$(41,143,876)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of intangible assets	172,033	172,033
Stock based compensation - restricted stock units	1,020,383	1,589,526
Stock based compensation expense - stock options	2,118,649	3,480,425
Amortization of financing costs	92,202	127,664
Accretion of unearned loan discount	867,449	1,201,083
Accretion of loan premium	200,909	329,267
Realized gain on maturity of available-for sale	(223,865)	-
Change in operating lease right-of-use assets	33,903	27,705
Gain on termination of operating lease	(5,215)	-
Change in fair value of derivative liabilities	(1,799,339)	4,154,645
Changes in operating assets and liabilities:
Prepaids and other assets	(87,056)	(111,911)
Accounts payable and accrued expenses	933,495	2,396,405
Operating lease liabilities	(33,909)	(28,519)
Other current liabilities	(48,385)	(1,159,768)
Net cash used in operating activities	(23,938,485)	(28,965,321)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from (purchases of) U.S. Treasury Bills	14,525,000	(12,504,943)
Net cash provided by (used in) investing activities	14,525,000	(12,504,943)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	27,802,939	48,196,665
Payment of note payable	(7,500,000)	-
Proceeds from exercise of stock options	-	2,240
Net proceeds from issuance of common stock - Related Party	-	5,905,840
Net cash provided by financing activities	20,302,939	54,104,745

Net increase in cash and cash equivalents	10,889,454	12,634,481

Cash and cash equivalents, beginning of period	19,460,883	18,641,716

Cash and cash equivalents, end of period	$30,350,337	$31,276,197

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$1,293,419	$62,693

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES:
Right of use assets obtained in exchange for lease obligations	$432,192	$-
Unrealized gain on U.S. Treasury Bills	$-	$16,505
Reclassification of unrealized gains on available-for-sale investments upon settlement	$176,591	$-
Deemed dividend of ratchet adjustment to warrants	$886,423	$-

See accompanying notes to unaudited condensed financial statements.

BioVie Inc.

Condensed Statements of Changes in Stockholders’ Equity

(Unaudited)

						Accumulated
	Common Stock	Common Stock	Additional Paid in	Treasury Stock	Treasury Stock	Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Shares	Amount	Income	Deficit	Equity

Balance, June 30, 2022	24,984,083	$2,496	$254,638,329	-	$-	$-	$(250,969,890)	$3,670,935

Stock option based compensation	-	-	878,640	-	-	-	-	878,640

Stock-based compensation - restricted stock units	-	-	17,537	-	-	-	-	17,537

Proceeds from issuance of common stock, net of costs of $368,370	1,544,872	155	5,903,527	-	-	-	-	5,903,682

Proceeds from issuance of common stock, net of costs of $94,160 - Related Party	3,636,364	364	5,905,476	-	-	-	-	5,905,840

Net loss	-	-	-	-	-	-	(10,415,711)	(10,415,711)

Balance, September 30, 2022	30,165,319	3,015	267,343,509	-	-	-	(261,385,601)	5,960,923

Stock-based compensation - restricted stock units	-	-	1,554,453	-	-	-	-	1,554,453

Stock option based compensation	-	-	1,712,787	-	-	-	-	1,712,787

Cashless exercise of options	21,882	3	(3)	-	-	-	-	-

Cashless exercise of warrants	3,590	-	-	-	-	-	-	-

Proceeds from exercise of options	800	-	2,240	-	-	-	-	2,240

Proceeds from issuance of common stock, net of costs of $1,206,206	4,312,741	431	32,254,230	-	-	-	-	32,524,661

Net loss	-	-	-	-	-	-	(15,687,002)	(15,687,002)

Balance, December 31, 2022	34,504,332	3,449	303,137,216	-	-	-	(277,072,603)	26,068,062

Stock-based compensation - restricted stock units	-	-	17,536	-	-	-	-	17,536

Issuance of restricted stock units	134,501	13	(11)	(22,800)	(2)	-	-	-
								-
Stock option based compensation	-	-	888,998	-	-	-	-	888,998
								-
Proceeds from issuance of common stock, net of costs of $338,846	1,515,078	151	9,768,171	-	-	-	-	9,768,322

Net loss	-	-	-	-	-	-	(15,041,163)	(15,041,163)

Unrealized gain on available-for-sale securities	-	-	-	-	-	16,505	-	16,505

Balance, March 31, 2023	36,153,911	$3,613	$313,811,910	(22,800)	$(2)	$16,505	$(292,113,766)	$21,718,260

Balance, June 30, 2023	36,451,829	$3,643	$316,385,759	(22,880)	$(2)	$176,591	$(301,225,705)	$15,340,286

Stock - based compensation - stock options	-	-	808,027	-	-	-	-	808,027

Stock-based compensation - restricted stock units	-	-	380,834	-	-	-	-	380,834

Proceeds from issuance of common stock, net of costs of $118,891	432,201	43	1,905,793	-	-	-	-	1,905,836

Issuance of common stock from vesting of - restricted stock units	38,730	4	(4)	-	-	-	-	-

Net loss	-	-	-	-	-	-	(10,710,464)	(10,710,464)

Reclassification of unrealized gains on available for sale investments upon settlement	-	-	-	-	-	(176,591)	-	(176,591)

Balance, September 30, 2023	36,922,760	3,690	319,480,409	(22,880)	(2)	-	(311,936,169)	7,547,928

Stock - based compensation - stock options	-	-	619,701	-	-	-	-	619,701

Stock-based compensation - restricted stock units	-	-	303,173	-	-	-	-	303,173

Proceeds from issuance of common stock, net of costs of $258,254	2,900,902	290	7,421,588	-	-	-	-	7,421,878

Issuance of common stock from vesting of - restricted stock units	43,052	4	(4)	-	-	-	-	-

Net loss	-	-	-	-	-	-	(8,401,445)	(8,401,445)

Balance, December 31, 2023	39,866,714	3,984	327,824,867	(22,880)	(2)	-	(320,337,614)	7,491,235

Stock - based compensation - stock options	-	-	690,921	-	-	-	-	690,921

Stock-based compensation - restricted stock units	-	-	336,376	-	-	-	-	336,376

Issuance of common stock from vesting of - restricted stock units	147,508	15	(12)	(25,880)	(3)	-	-	-

Proceeds from issuance of common stock, net of costs of $2,530,996	21,004,384	2,116	18,473,109	-	-	-	-	18,475,225

Deemed dividend for ratchet adjustment to warrants	-	-	886,423	-	-	-	(886,423)	-

Net loss	-	-	-	-	-	-	(8,067,830)	(8,067,830)

Balance, March 31, 2024	61,018,606	$6,115	$348,211,684	(48,760)	$(5)	$-	$(329,291,867)	$18,925,927

See accompanying notes to unaudited condensed financial statements

BIOVIE INC.

Notes to Condensed Financial Statements

For the Three and Nine Months Ended March 31, 2024 and 2023

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

BIOVIE INC.

Notes to Condensed Financial Statements

For the Three and Nine Months Ended March 31, 2024 and 2023

(unaudited)

1.	Background Information (continued)

Parkinson’s Disease (NCT05083260)

The Phase 2 study of bezisterim (NE3107) for the treatment of PD (NCT05083260), completed in December 2022, was a double-blind, placebo-controlled, safety, tolerability, and pharmacokinetics study in PD participants treated with carbidopa/levodopa and bezisterim (NE3107). Forty-five patients with a defined L-dopa “off state” were randomized 1:1 to placebo: bezisterim (NE3107) 20 mg twice daily for 28 days. This trial was launched with two design objectives: 1) the primary objective was safety and a drug-drug interaction study as requested by the FDA to measure the potential for adverse interactions of bezisterim (NE3107) with carbidopa/ levodopa; and 2) the secondary objective was to determine if preclinical indications of promotoric activity and apparent enhancement of levodopa activity could be seen in humans. Both objectives were met.

Long COVID Program

In April 2024, the Company announced the grant of a clinical trial award of up to $13.1 million from the U.S. Department of Defense (“DOD”), awarded through the Peer Reviewed Medical Research Program (“PRMRP”) of the Congressionally Directed Medical Research Programs (“CDMRP”). The award can provide up to 2 years of non-dilutive funding for a Phase 2b clinical trial that will assess bezisterim (NE3107) for the treatment of neurological symptoms that are associated with long COVID. The Company anticipates the trial to commence by early 2025.

Long COVID is a condition in which symptoms of COVID-19, the acute respiratory disease caused by the SARS-CoV-2 virus, persist for an extended period of time, generally three months or more. The Centers for Disease Control recently reported that 6.8% of adults in the United States (more than 17 million individuals) currently or previously had long COVID. Symptoms, which include fatigue, cognitive dysfunction and sleep disturbances, are debilitating. The loss in quality of life and earnings and increased medical costs has an enormous economic impact estimated to be 3.7 trillion dollars. To date there are no therapies proven effective for treatment.

Chronic inflammation is one of the main hypotheses that researchers have proposed to explain the persistence of symptoms in long COVID. Specifically in individuals with “brain fog,” sustained systemic inflammation and persistent localized blood-brain-barrier (“BBB”) dysfunction are key physiological features. Bezisterim (NE3107) permeates the BBB and has been shown to modulate inflammation via the activation of NF-kB, thus representing a novel oral treatment targeting an underlying cause of long COVID symptoms.

Neuroinflammation, insulin resistance, and oxidative stress are common features in the major neurodegenerative diseases, including AD, PD, frontotemporal lobar dementia, and Amyotrophic lateral sclerosis. Bezisterim (NE3107) is an investigational oral small molecule, blood-brain permeable, compound with potential anti-inflammatory, insulin sensitizing, and ERK-binding properties that may allow it to selectively inhibit ERK-, NFκB- and TNF-stimulated inflammation. Bezisterim’s (NE3107) potential to inhibit neuroinflammation and insulin resistance forms the basis for the Company’s work testing the molecule in AD, PD, and long COVID patients. Bezisterim (NE3107) is patented in the United States, Australia, Canada, Europe and South Korea.

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

BIOVIE INC.

Notes to Condensed Financial Statements

For the Three and Nine Months Ended March 31, 2024 and 2023

(unaudited)

1.	Background Information (continued)

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

The Company’s operations are subject to a number of factors that can affect its operating results and financial conditions. Such factors include, but are not limited to: the results of clinical testing and trial activities of the Company’s products, the Company’s ability to obtain regulatory approval to market its products; competition from products manufactured and sold or being developed by other companies; the price of, and demand for, Company products; the Company’s ability to negotiate favorable licensing or other manufacturing and marketing agreements for its products; and the Company’s ability to raise capital. The Company’s financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of March 31, 2024, the Company had working capital of approximately $18.1 million, cash and cash equivalents of approximately $30.4 million, stockholders’ equity of approximately $18.9 million, and an accumulated deficit of approximately $329.3 million. The Company is in the pre-revenue stage and no revenues are expected in the foreseeable future. The Company’s future operations are dependent on the success of the Company’s ongoing development and commercialization efforts, as well as its ability to secure additional financing as needed. Although our cash balance is projected to sustain operations over the next nine months from the balance sheet date. Projected cash flows could be extended beyond that period of time, if further measures are taken to delay planned expenditures in our research protocols and slow the progress in the Company’s development and launch of next phase clinical programs, the Company’s current planned operations to meet certain goals and objectives.

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

For the Three and Nine Months Ended March 31, 2024 and 2023

(unaudited)

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

Net loss per Common Share

Basic net loss per common share is computed by dividing the net loss attributable to common stockholders by the weighted average number of shares of common stock, par value $0.0001 per share (“common stock”), outstanding during the period. Diluted net loss per common share is computed by dividing the net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding and potentially outstanding shares of common stock during the period to reflect the potential dilution that could occur from common shares issuable through stock options, warrants, and restricted stock units. For the three and nine months ended March 31, 2024 and 2023, such amounts were excluded from the diluted loss since their effect was considered anti-dilutive due to the net loss for the periods.

The table below shows the number of outstanding stock options, warrants and restricted stock units as of March 31, 2024 and 2023:

	March 31, 2024	March 31, 2023
	Number of Shares	Number of Shares
Stock Options	4,022,758	3,448,997
Warrants	19,320,285	7,770,285
Restricted Stock Units	539,920	527,549
Total	23,882,963	11,746,831

Recent Accounting Pronouncements

The Company considers the applicability and impact of all Accounting Standards Updates (“ASUs”). There have been no recent ASUs that are expected to have a material impact on the Company’s balance sheets or statements of operations and comprehensive loss since the 2023 Form 10-K.

BIOVIE INC.

Notes to Condensed Financial Statements

For the Three and Nine Months Ended March 31, 2024 and 2023

(unaudited)

3.	Significant Accounting Policies (continued)

Cash and cash equivalents

Cash and cash equivalents consisted of cash deposits and money market funds held at banks and funds held in brokerage accounts which included a U.S. treasury money market fund and U.S. Treasury Bills with original maturities of three months or less.

Investments in U.S. Treasury Bills

Investments in U.S. Treasury Bills with maturities greater than three months on the date of purchase, are accounted for as available for sale and are recorded at fair value. Unrealized gains were included in other comprehensive (loss) income in the accompanying condensed statements of operations and comprehensive loss. Upon the maturity and settlement of these investments, realized gains were recorded as a component of interest income on the accompanying condensed statement of operations and comprehensive loss.

Concentration of Credit Risk in the Financial Service Industry

As of March 31, 2024, the Company had cash deposited in certain financial institutions in excess of federally insured levels. The Company regularly monitors the financial stability of these financial institutions and believes that it is not exposed to any significant credit risk in cash and cash equivalents. However, in March and April 2023, certain U.S. government banking regulators took steps to intervene in the operations of certain financial institutions due to liquidity concerns, which caused general heightened uncertainties in financial markets. While these and other current events have not had a material direct impact on the Company’s operations, if further liquidity and financial stability concerns arise with respect to banks and financial institutions, either nationally or in specific regions, the Company’s ability to access cash or enter into new financing arrangements may be threatened, which could have a material adverse effect on its business, financial condition and results of operations.

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

BIOVIE INC.

Notes to Condensed Financial Statements

For the Three and Nine Months Ended March 31, 2024 and 2023

(unaudited)

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

5.	Intangible Assets

The Company’s intangible assets consist of intellectual property acquired from LAT Pharma and are amortized over their estimated useful lives.

The following is a summary of the Company’s intangible assets:

	March 31, 2024	June 30, 2023

Intellectual Property	$2,293,770	$2,293,770
Less Accumulated Amortization	(1,828,708)	(1,656,675)
Intellectual Property, Net	$465,062	$637,095

Amortization expense was $57,344 in each of the three-month periods ended March 31, 2024 and 2023. Amortization expense was $172,033 in each of the nine-month periods ended March 31, 2024 and 2023. The Company amortizes intellectual property over the expected, original useful lives of 10 years.

Estimated future amortization expense is as follows:

Year ending June 30, 2024 (Remaining 3 months)	$57,344
2025	229,377
2026	178,341
$465,062

BIOVIE INC.

Notes to Condensed Financial Statements

For the Three and Nine Months Ended March 31, 2024 and 2023

(unaudited)

6.	Related Party Transactions

Equity Transactions with Acuitas

On July 15, 2022, the Company entered into a securities purchase agreement with Acuitas Group Holdings, LLC (“Acuitas”), the Company’s majority stockholder, pursuant to which Acuitas agreed to purchase from the Company, in a private placement, (i) an aggregate of 3,636,364 shares of the Company’s Common Stock, at a price of $1.65 per share (the “PIPE Shares”), and (ii) a warrant to purchase 7,272,728 shares of Common Stock (“PIPE Warrant Shares”), at an exercise price of $1.82, with a term of exercise of five years. The warrant’s down round feature reduced the exercise price of the warrant to $1.00 per share on March 6, 2024 in connection with the offering further described in Note 10 as the Company sold stock at a price lower than the initial exercise price of the warrant. The Company calculated the difference in fair value of the warrants between the stated exercise price and the reduced exercise price and recorded $886,423 as a deemed dividend. The fair value of the warrants were estimated using the Black Scholes Method with the following inputs, the stock price of $1.07, exercise price of $1.82 and $1.00, remaining term 3.4 years, risk free rate of 4.4% and volatility of 95.0%.

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

On November 30, 2021 (the “Closing Date”), the Company entered into a Loan and Security Agreement and the Supplement to the Loan and Security Agreement and Promissory Notes (together, the “Loan Agreement”) with Avenue Venture Opportunities Fund, L.P. (“AVOPI”) and Avenue Venture Opportunities Fund II, L.P. (“AVOPII,” and together with AVOPI, “Avenue”) for growth capital loans in an aggregate commitment amount of up to $20 million (the “Loan”). On the Closing Date, $15 million of the Loan was funded (“Tranche 1”). The Loan provided for an additional $5 million to be available to the Company on or prior to September 15, 2022, subject to the Company’s achievement of certain milestones with respect to certain of its ongoing clinical trials, which were not achieved. The Loan bears interest at an annual rate equal to the greater of (a) the sum of 7.00% plus the prime rate as reported in The Wall Street Journal and (b) 10.75%. The prime rate at March 31, 2024 was 8.50%. The Loan is secured by a lien upon and security interest in all of the Company’s assets, including intellectual property, subject to agreed exceptions. The maturity date of the Loan is December 1, 2024.

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

BIOVIE INC.

Notes to Condensed Financial Statements

For the Three and Nine Months Ended March 31, 2024 and 2023

(unaudited)

8.	Notes Payable (continued)

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

The amount of the carrying value of the notes payable was determined by allocating portions of the outstanding principal of the notes; approximately $1.4 million to the fair value of the Avenue Warrants and approximately $2.2 million to the fair value of the embedded conversion option. Accordingly, the total amount of unearned discount of approximately $3.6 million, the total direct financing cost of approximately $390,000 and premium of $850,000 being recognized on an effective interest method over the term of the Loan. The adjusted effective interest rate is 25%.

The total interest expense of approximately $629,000 and $1.1 million for the three months ended March 31, 2024 and 2023, respectively, was recognized in the accompanying condensed statements of operations and comprehensive loss. Interest expense for the three months ended March 31, 2024 and 2023 included the interest payments totaling approximately $327,000 and $547,000, the amortization of financing costs of approximately $24,000 and $43,000, unearned discount of approximately $222,000 and $400,000 and the accretion of loan premium of approximately $52,000 and $93,000, respectively. The total interest expense of approximately $2.5 million and $3.2 million for the nine months ended March 31, 2024 and 2023, respectively, was recognized in the accompanying condensed statements of operations and comprehensive loss. Interest expense for the nine months ended March 31, 2024 and 2023 included interest payments totaling approximately $1.3 million and $1.5 million, the amortization of financing costs of approximately $92,000 and $128,000, unearned discount of approximately $867,000 and $1.2 million and the accretion of loan premium of approximately $201,000 and $329,000, respectively.

As of March 31, 2024, the remaining principal balance of $7.5 million under the Loan is payable in 9 monthly equal installments. For the three and nine months ended March 31, 2024, the Company paid back $2.5 million and $7.5 million respectively, of the original loan of $15 million.

The following is a summary of the Notes Payable as of March 31, 2024 and June 30, 2023:

BIOVIE INC.

Notes to Condensed Financial Statements

For the Three and Nine Months Ended March 31, 2024 and 2023

(unaudited)

8.	Notes Payable (continued)

Current portion of Notes Payable

	March 31, 2024	June 30, 2023

Current portion of Notes Payable	$7,500,000	$10,000,000
Less debt financing costs	(28,369)	(108,751)
Less unearned discount	(266,908)	(1,023,145)
Plus accretion of loan premium	788,181	236,970
Current portion of Notes Payable, net of financing costs, unearned premiums and discount	$7,992,904	$9,105,074

Non-current portion of Notes Payable

	March 31, 2024	June 30, 2023

Notes Payable	$-	$5,000,000
Less debt financing costs	-	(11,820)
Less unearned discount	-	(111,212)
Plus accretion of loan premium	-	350,302
Notes Payable, net of the current portion financing costs, unearned premiums and discount	$-	$5,227,270

Estimated future amortization expense and accretion of premium and discount is as follows:

	Unearned Discount	Debt Financing Costs	Loan accretion Premium

Year ending June 30, 2024 (Remaining 3 months)	$155,696	$16,549	$36,061
2025	111,212	11,820	25,758
Total	$266,908	$28,369	$61,819

BIOVIE INC.

Notes to Condensed Financial Statements

For the Three and Nine Months Ended March 31, 2024 and 2023

(unaudited)

9.	Fair Value Measurements

At March 31, 2024 and June 30, 2023, the estimated fair value of derivative liabilities measured on a recurring basis are as follows:

	Fair Value Measurements at
	March 31, 2024
	Level 1	Level 2	Level 3	Total

Derivative liability - Warrants	$-	$-	$20,703	$20,703
Derivative liability - Conversion option on note payable	-	-	-	-
Total derivatives	$-	$-	$20,703	$20,703

	Fair Value Measurements at
	June 30, 2023
	Level 1	Level 2	Level 3	Total

Derivative liability - Warrants	$-	$-	$894,280	$894,280
Derivative liability - Conversion option on note payable	-	-	925,762	925,762
Total derivatives	$-	$-	$1,820,042	$1,820,042

The following table presents the activity for liabilities measured at fair value using unobservable inputs for the nine months ended March 31, 2024:

	Derivative liabilities - Warrants	Derivative liability - Conversion Option on Convertible Debenture
Balance at June 30, 2023	$894,280	$925,762
Additions to level 3 liabilities	-	-
Change in in fair value of level 3 liabilities	(873,577)	(925,762)
Transfer in and/or out of Level 3	-	-
Balance at March 31, 2024	$20,703	$-

BIOVIE INC.

Notes to Condensed Financial Statements

For the Three and Nine Months Ended March 31, 2024 and 2023

(unaudited)

9.	Fair Value Measurements (continued)

The following table presents the activity for liabilities measured at fair value using unobservable inputs for the nine months ended March 31, 2023:

	Derivative liabilities - Warrants	Derivative liability - Conversion Option on Convertible Debenture
Balance at June 30, 2022	$194,531	$188,030
Additions to level 3 liabilities	-	-
Change in in fair value of level 3 liabilities	1,762,250	2,392,395
Transfer in and/or out of Level 3	-	-
Balance at March 31, 2023	$1,956,781	$2,580,425

The fair values of derivative liabilities for the Avenue Warrants and the conversion option of the Note at March 31, 2024 in the accompanying condensed balance sheet, were approximately $21,000 and approximately zero, respectively. The total change in the fair value of the derivative liabilities totaled approximately $109,000 and $1.8 million for the three and nine months ended March 31, 2024, respectively; and accordingly, was recorded in the accompanying condensed statement of operations and comprehensive loss. The assumptions used in the Black Scholes model to value the derivative liabilities at March 31, 2024 included the closing stock price of $0.53 per share; for the Avenue Warrants, the exercise price of $5.82, remaining term 2.7 years, risk free rate of 4.5% and volatility of 93.0%; and for the embedded derivative liability of the conversion option, the conversion price of $6.98; remaining term 0.67 years, risk free rate of 5.3% and volatility of 104.0%.

Derivative liability – Avenue Warrants

The Company accounts for stock purchase warrants as either equity instruments or derivative liabilities depending on the specific terms of the warrant agreements. Under applicable accounting guidance, stock warrants that are precluded from being indexed to the Company’s own stock because of full-rachet and anti-dilution provisions or adjustments to the strike price due to an occurrence of a future event are accounted for as derivative financial instruments. The Avenue Warrants were not considered to be indexed to the Company’s own stock, and accordingly, were recorded as a derivative liability at fair value in the accompanying condensed balance sheets at March 31, 2024 and June 30, 2023.

The Black Scholes model was used to calculate the fair value of the warrant derivative to bifurcate the warrant derivative amount from the Avenue Loan amount funded. The Avenue Warrants are recorded at their fair values at the date of issuance and remeasured at March 31, 2024 and June 30, 2023.

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

Financial assets

As of March 31, 2024, investments in U.S. Treasury Bills were valued through use of quoted prices and are classified as Level 1.

BIOVIE INC.

Notes to Condensed Financial Statements

For the Three and Nine Months Ended March 31, 2024 and 2023

(unaudited)

9.	Fair Value Measurements (continued)

The following table presents information about our assets that are measured at fair value on a recurring basis.

	Fair Value Measurements at
	March 31, 2024
	Level 1	Level 2	Level 3	Total

Cash	$11,279,241	$-	$-	$11,279,241
U.S. Treasury Bills due in 3 months or less at purchase	19,071,096	-	-	19,071,096
Total	$30,350,337	$-	$-	$30,350,337

	Fair Value Measurements at
	June 30, 2023
	Level 1	Level 2	Level 3	Total

Cash	$6,304,543	$-	$-	$6,304,543
U.S. Treasury Bills due in 3 months or less at purchase	13,156,340	-	-	13,156,340
U.S. Treasury Bills due in 3 - 6 months at purchase	14,477,726	-	-	14,477,726
Total	$33,938,609	$-	$-	$33,938,609

BIOVIE INC.

Notes to Condensed Financial Statements

For the Three and Nine Months Ended March 31, 2024 and 2023

(unaudited)

10.	Equity Transactions

Issuance of common stock for cash

On August 31, 2022, the Company entered into a Controlled Equity Offering Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. and B. Riley Securities, Inc. (collectively, the “Agents”), pursuant to which the Company may issue and sell from time-to-time shares of the Company’s common stock through the Agents, subject to the terms and conditions of the Sales Agreement. On April 6, 2023, the Company and B. Riley Securities, Inc. mutually agreed to terminate B. Riley Securities, Inc.’s role as a sales agent under the Sales Agreement. During the three months ended March 31, 2024, the Company sold 4,384 shares of common stock under the Sales Agreement for total net proceeds of approximately $6,500 after 3% commissions and expenses of approximately $201. During the nine months ended March 31, 2024, the Company sold 3,337,487 shares of common stock under the Sales Agreement for total net proceeds of $9.3 million after 3% commissions and expenses of approximately $377,000.

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

On March 6, 2024, the Company closed a best efforts public offering (the “Offering”) of 15,000,000 shares (the “Shares”) of its common stock, par value $0.0001 per share (the “Common Stock”), pre-funded warrants (the “Pre-funded Warrants”) to purchase 6,000,000 shares of Common Stock, and warrants to purchase up to 10,500,000 shares of Common Stock (the “Common Warrants”) at a combined public offering price of $1.00 per Share, or Pre-funded Warrant, and the associated Common Warrant. The Common Warrants have an exercise price of $1.50 per share and are immediately exercisable upon issuance for a period of five years following the date of issuance. The gross proceeds to the Company from the Offering were approximately $21.0 million, before deducting placement agent fees and offering expenses of approximately $2.5 million. Additionally, upon closing the Company issued the placement agent warrants (“Placement Agent’s warrants”) to purchase 1,050,000 shares of Common Stock exercisable at a per share price of $1.25, which was equal to 125% of the public offering price per share. The Placement Agent’s Warrants are exercisable during a five-year period commencing 180 days from March 6, 2024.

Stock Options

The following table summarizes the activity relating to the Company’s stock options for the nine months ended March 31, 2024:

	Options	Weighted-Average Exercise Price	Weighted Remaining Average Contractual Term	Aggregate Intrinsic Value
Outstanding at June 30, 2023	3,952,864	$7.10	6.3	$1,067,966
Granted	394,417	3.22	6.1	-
Options Expired	(6,400)	4.61	-	-
Options Canceled	(318,123)	5.72	-	-
Outstanding at March 31, 2024	4,022,758	$6.83	5.3	$-
Exercisable at March 31, 2024	2,211,392	$8.15	4.3	$-

 BIOVIE INC.

Notes to Condensed Financial Statements

For the Three and Nine Months Ended March 31, 2024 and 2023

(unaudited)

10.	Equity Transactions (continued)

The fair value of each option grant on the date of grant is estimated using the Black-Scholes option pricing model. The pricing model reflects the following weighted-average assumptions for the nine months ended March 31, 2024 and 2023:

	March 31, 2024	June 30, 2023
Expected life of options (in years)	5	6
Expected volatility	87.11%	81.65%
Risk free interest rate	4.80%	3.82%
Dividend Yield	0%	0%

The total stock based compensation expense from stock options for the three-months ended March 31, 2024 and 2023 was of $690,921 and $888,998, respectively and for nine-months ended March 31, 2024 and 2023 was of $2,118,649 and $3,480,425, respectively.

Issuance and modification of restricted stock units and options:

On November 23, 2022, the Company issued equity awards for the board of directors’ annual compensation. Four directors received restricted stock units (“RSUs”) to purchase a total of 155,636 shares of common stock at the grant date fair value of $6.12 per share, a total cost of $952,492 was recognized as stock compensation in the three months ended December 31, 2022. Three directors received stock options to purchase 195,000 shares of common stock at an exercise price of $6.12 per share. The total stock compensation cost of these stock options of $791,700 was recognized as stock compensation in the three months ended December 31, 2022. The equity awards vest quarterly over the annual service period from November 9, 2023 to the next annual shareholders’ meeting. While the agreements contain certain contractual vesting terms, there are circumstances where the vesting can be accelerated that is not within the Company’s control and as a result, for accounting purposes, the awards are assumed to have been fully vested on the grant date, accordingly, the Company recognized the total compensation cost of $1,744,192 on November 23, 2022.

On November 9, 2023, the Company issued equity awards for the board of directors’ annual compensation. Four directors received restricted stock units (“RSUs”) to purchase a total of 182,696 shares of common stock at the grant date fair value of $3.01 per share, a total cost of $137,479 and $215,383 was recognized as stock compensation in the three and nine months ended March 31, 2024, respectively. Two directors received stock options to purchase 183,250 shares of common stock at an exercise price of $3.01 per share. The total stock compensation cost related to these stock options of $83,837 and $118,303 was recognized in the three months and nine ended March 31, 2024 and 2023, respectively. The equity awards vest quarterly over the annual service period from November 9, 2023, on February 9, 2024, May 9, 2024, August 9, 2024 and earlier of November 9, 2024 or the next annual shareholders’ meeting.

BIOVIE INC.

Notes to Condensed Financial Statements

For the Three and Nine Months Ended March 31, 2024 and 2023

(unaudited)

10.	Equity Transactions (continued)

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

The following table summarizes vesting of restricted stock units:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share

Unvested at June 30, 2023	596,457	$5.24
Issued	182,696	3.01
Vested	(228,930)	5.50
Canceled	(10,303)	6.12
Unvested at March 31, 2024	539,920	$4.59

The total stock-based compensation expense from restricted stock units for the three-months ended March 31, 2024 and 2023 was of $336,376 and $17,537, respectively, and for the nine-months ended March 31, 2024 and 2023 was $1,020,383 and $1,589,527, respectively.

There were 45,675 RSU that vested on February 9, 2024 and the related shares of common stock were issued and delivered by March 31, 2024. There were 101,833 RSUs that vested on the second anniversary date of RSUs that were awarded on November 23, 2022 and 25,880 shares of common stock were withheld for federal income tax withholdings; and delivered on February 15, 2024.

BIOVIE INC.

Notes to Condensed Financial Statements

For the Three and Nine Months Ended March 31, 2024 and 2023

(unaudited)

10.	Equity Transactions (continued)

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

Stock Warrants

The following table summarizes warrant activity during the nine months ended March 31, 2024:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value
Outstanding and exercisable at June 30, 2023	7,770,285	$2.06	4.0	$18,318,954
Granted	11,550,000	1.48	5.0	-
Outstanding and exercisable at March 31, 2024	19,320,285	$1.40	4.3	$-

Of the above warrants, 101,380 expire in the fiscal year ending June 30, 2025, 35,175 expire in the fiscal year ending June 30, 2026, 7,633,730 expire in the fiscal year ending June 30, 2027 and 11,550,000 expire in the fiscal year ending June 30, 2029.

On March 6, 2024, the Company issued 11,550,000 warrants at a weighted average exercise price of $1.48 as part of the Offering (see Note 10).

11.	Leases

Office Lease

The Company pays an annual rent of $2,200 for its headquarters at 680 W Nye Lane, Suite 201, Carson City Nevada 89703. The rental agreement was for a one-year term and commenced on October 1, 2022 and has been subsequently renewed for another year at the same rate.

The Company’s San Diego office lease at 5090 Shoreham Place Suite 212, San Diego, CA 92122 which commenced on March 1, 2022, was for a term of 38 months with a base rate of $4,300, and annual increases of three percent. In February 2024, the Company amended the lease agreement which allowed the Company to vacate the then current space and move to a larger space at Suite 206. The current monthly base rate for the new office space is $9,685, with an annual increase of four percent. The term for the new office lease is 60 months and commenced on February 12, 2024. The lease that was in place for the 5090 Shoreham Place Suite 212 office was effectively extinguished upon the commencement of the new office space lease on February 12, 2024, resulting in the write off of the corresponding remaining right-of-use asset and operating lease liability of $56,909 and $62,124, respectively, and a gain to selling, general and administrative expenses of $5,215 for the three months ending March 31, 2024.

Total operating lease expense for the three months ended March 31, 2024 and 2023 of approximately $20,000 and $13,000, respectively; and for the nine months ended March 31, 2024 and 2023, of approximately $46,000 and $37,000 respectively were included in the accompanying condensed statements of operations and comprehensive loss as a component of selling, general and administrative expenses.

BIOVIE INC.

Notes to Condensed Financial Statements

For the Three and Nine Months Ended March 31, 2024 and 2023

(unaudited)

11.	Leases (continued)

The right-of-use asset, net and current and non-current portion of the operating lease liabilities included in the accompany condensed balance sheets are as follows:

	March 31, 2024	June 30, 2023
Assets
Operating lease right-of-use asset, net	$422,169	$80,789

Liabilities
Current portion of operating lease liabilities	$57,143	$44,909
Operating lease liabilities, net of current portion	366,430	42,505
Total operating lease liabilities	$423,573	$87,414

At March 31, 2024, the future estimated minimum lease payments under non-cancelable operating leases are as follows:

Year ending June 30, 2024 (Remaining 3 months)	$29,055
2025	117,915
2026	122,042
2027	126,313
2028	130,734
2029	77,796
Total minimum lease payments	603,855
Less amount representing interest	(180,282)
Present value of future minimum lease payments	423,573
Less current portion of operating lease liabilities	(57,143)
Operating lease liabilities, net of current portion	$366,430

Total cash paid for amounts included in the measurement of operating lease liabilities for the three months ended March 31, 2024 and 2023, were $23,670 and $12,650, respectively, and for the nine months ended March 31, 2024 and 2023 were $49,470 and $37,700, respectively.

BIOVIE INC.

Notes to Condensed Financial Statements

For the Three and Nine Months Ended March 31, 2024 and 2023

(unaudited)

11.	Leases (continued)

The weighted average remaining lease term and discount rate as of March 31, 2024 and June 30, 2023 were as follows:

	March 31, 2024	June 30, 2023

Weighted average remaining lease term (Years)
Operating leases	4.8	1.8
Weighted average discount rate
Operating leases	15.00%	10.75%

12.	Commitments and Contingencies

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

Shareholder class action complaint

On January 19, 2024, a purported shareholder class action complaint, captioned Eric Olmstead v. BioVie Inc. et al., No. 3:24-cv-00035, was filed in the U.S. District Court for the District of Nevada, naming the Company and certain of its officers and/or directors as defendants. On April 15, 2024 the court ordered the motion to consolidate the six pending motions, appointed the lead plaintiff and approved selection of the lead counsel, now captioned Olmstead v. BioVie Inc., et al., Case 3:24-cv-0035 LRH-CSD and Way v. BioVie Inc., et al., Case No. 2:24-cv-00361-LRH-CSD. The lawsuit alleges that the Company made material misrepresentations and/or omissions of material fact relating to the Company’s business, operations, compliance, and prospects, including information related to the study and trial of bezisterim (NE3107), in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. The class action is on behalf of purchasers of the Company’s securities during the period from August 5, 2021 through November 29, 2023 and seeks unspecified monetary damages on behalf of the putative class and an award of costs and expenses, including attorney’s fees.

The Company believes the lawsuit is without merit and intends to defend the case vigorously. At this early stage of the proceedings, the Company is unable to make any prediction regarding the outcome of the litigation. No adjustment or accruals have been reflected in the accompanying condensed financial statements.

BIOVIE INC.

Notes to Condensed Financial Statements

For the Three and Nine Months Ended March 31, 2024 and 2023

(unaudited)

13.	Employee Benefit Plan

On August 1, 2021, the Company began sponsoring an employee benefit plan subject to Section 401(K) of the Internal Revenue Service Code (the “401K Plan”) pursuant to which, all employees meeting eligibility requirements are able to participate.

Subject to certain limitations in the Internal Revenue Code, eligible employees are permitted to make contributions to the 401K Plan on a pre-tax salary reduction basis and the Company will match 5% of the first 5% of an employee’s contributions to the 401K Plan., The Company made contributions for the three months ended March 31, 2024 and 2023 of approximately $53,915 and $16,000, respectively; and for the nine months ended March 31, 2024 and 2023 of approximately $105,000 and $80,100, respectively.

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

The Company acquired the biopharmaceutical assets of NeurMedix, Inc. (“NeurMedix”) a privately held clinical-stage pharmaceutical company and a related party in June 2021. The acquired assets included NE3107. In April 2024, the Company announced that the United States Adopted Names (“USAN”) Council, and the World Health Organization (“WHO”) International Nonproprietary Names (INN) expert committee had approved “bezisterim” as the non-proprietary (generic) name for NE3107. Bezisterim (NE3107) is an investigational, novel, orally administered small molecule that is thought to inhibit inflammation-driven insulin resistance and major pathological inflammatory cascades with a novel mechanism of action. There is emerging scientific consensus that both inflammation and insulin resistance may play fundamental roles in the development of AD and PD, and bezisterim (NE3107) could, if approved by FDA, represent an entirely new medical approach to treating these devastating conditions affecting an estimated 6 million Americans suffering from AD and 1 million Americans suffering from PD.

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

Alzheimer’s Disease (NCT05083260)

On November 29, 2023, the Company announced the analysis of its unblinded, topline efficacy data from its Phase 3 clinical trial (NCT04669028) of bezisterim (NE3107) in the treatment of mild to moderate AD. The study has co-primary endpoints looking at cognition using the Alzheimer’s Disease Assessment Scale-Cognitive Scale (ADAS-Cog 12) and function using the Clinical Dementia Rating-Sum of Boxes (CDR-SB). Patients were randomly assigned, 1:1 versus placebo, to receive sequentially 5 mg of bezisterim (NE3107) orally twice a day for 14 days, then 10 mg orally twice a day for 14 days, followed by 26 weeks of 20 mg orally twice daily.

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

Based on the efficacy signal seen in this trial, the Company is exploring (1) a discussion with the FDA to potentially employ the adaptive trial feature of the protocol to continue enrolling patients to achieve statistical significance; and/or (2) designing a new Phase 3 study of bezisterim (NE3107) that leverages the most recent data and understanding of the potential effect bezisterim (NE3107) may have in helping persons with AD.

Parkinson’s Disease (NCT05083260)

The Phase 2 study of bezisterim (NE3107) for the treatment of PD (NCT05083260), completed in December 2022, was a double-blind, placebo-controlled, safety, tolerability, and pharmacokinetics study in PD participants treated with carbidopa/levodopa and bezisterim (NE3107). Forty-five patients with a defined L-dopa “off state” were randomized 1:1 to placebo: bezisterim (NE3107) 20 mg twice daily for 28 days. This trial was launched with two design objectives: 1) the primary objective was safety and a drug-drug interaction study as requested by the FDA to measure the potential for adverse interactions of bezisterim (NE3107) with carbidopa/ levodopa; and 2) the secondary objective was to determine if preclinical indications of promotoric activity and apparent enhancement of levodopa activity could be seen in humans. Both objectives were met. The initiation of trial design for a Phase 3 study of bezisterim (NE3107) for the treatment of PD is currently on hold, pending additional funding.

Long COVID Program

In April 2024, the Company announced the grant of a clinical trial award of up to $13.1 million from the U.S. Department of Defense (“DOD”), awarded through the Peer Reviewed Medical Research Program (“PRMRP”) of the Congressionally Directed Medical Research Programs (“CDMRP”). The award can provide up to 2 years of non-dilutive funding for a Phase 2b clinical trial that will assess bezisterim (NE3107) for the treatment of neurological symptoms that are associated with long COVID. The Company anticipates the trial to commence by early 2025.

Long COVID is a condition in which symptoms of COVID-19, the acute respiratory disease caused by the SARS-CoV-2 virus, persist for an extended period of time, generally three months or more. The Centers for Disease Control recently reported that 6.8% of adults in the United States (more than 17 million individuals) currently or previously had long COVID. Symptoms, which include fatigue, cognitive dysfunction and sleep disturbances, are debilitating. The loss in quality of life and earnings and increased medical costs has an enormous economic impact estimated to be 3.7 trillion dollars. To date there are no therapies proven effective for treatment.

Chronic inflammation is one of the main hypotheses that researchers have proposed to explain the persistence of symptoms in long COVID. Specifically in individuals with “brain fog,” sustained systemic inflammation and persistent localized blood-brain-barrier (“BBB”) dysfunction are key physiological features. Bezisterim (NE3107) permeates the BBB and has been shown to modulate inflammation via the activation of NF-kB, thus representing a novel oral treatment targeting an underlying cause of long COVID symptoms.

Neuroinflammation, insulin resistance, and oxidative stress are common features in the major neurodegenerative diseases, including AD, PD, frontotemporal lobar dementia, and Amyotrophic lateral sclerosis. Bezisterim (NE3107) is an investigational oral small molecule, blood-brain permeable, compound with potential anti-inflammatory, insulin sensitizing, and ERK-binding properties that may allow it to selectively inhibit ERK-, NFκB- and TNF-stimulated inflammation. Bezisterim’s (NE3107) potential to inhibit neuroinflammation and insulin resistance forms the basis for the Company’s work testing the molecule in AD, PD, and long COVID patients. Bezisterim (NE3107) is patented in the United States, Australia, Canada, Europe and South Korea.

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

Comparison of the three months ended March 31, 2024 to the three months ended March 31, 2023

Net loss

The net loss for the three months ended March 31, 2024 and 2023, was approximately $8.1 million compared to a net loss of $15.0 million, respectively. The net decrease in net loss of approximately $6.9 million was due to reduced research and development expenses of approximately $5.5 million, a decrease in selling, general and administrative expenses of approximately $546,000, a reduction in interest expense of approximately $454,000 and the change in the fair value of derivative liabilities of approximately $475,000.

Total operating expenses for the three months ended March 31, 2024, were approximately $7.7 million as compared to $13.8 million for the three months ended March 31, 2023. The net decrease of approximately $6.1 million for the three months ended March 31, 2024, represented a net decrease in research and development expenses of approximately $5.5 million due to the completion of clinical trials and a decrease in selling general and administrative expenses of approximately $546,000 from a decline in investor relations expense of approximately $365,000 and a decline in legal expenses of $129,000.

Research and Development Expenses

Research and development expenses were approximately $5.7 million and $11.2 million for the three months ended March 31, 2024, and 2023, respectively. The net decrease of approximately $5.5 million for three months ended March 31, 2024, was primarily attributed to reduction in expenses totaling approximately $6.0 million due to completion of clinical studies and offset by increased expenses in CMC and clinical team compensation totaling approximately $520,000. The decreased expenses from completed clinical studies were comprised of approximately $868,000 from Ascites BIV201 Phase 2b study which was paused in March 2023; approximately $577,000 from completing PD Phase 2 study during the three months ended March 31, 2023; approximately $160,000 from the Investigator-Initiated Trial in MCI and Mild Alzheimer’s Disease, approximately $3.8 million from the completing AD pivotal Phase 3 clinical study and approximately $581,000 for the development of a new PD study which launch was delayed. The net decrease in clinical study expenses were offset by increased net expenses totaling approximately $520,000 and was comprised of increased expense in CMC for drug production and development of approximately $336,000; the increased clinical team compensation of $285,000 from the expansion of the clinical team subsequent to March 31, 2023; reduced by approximately $51,000 for consultancy expenses and approximately $50,000 from less travel and publications in the three months ended March 31, 2024.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were approximately $2.0 million and $2.5 million for the three months ended March 31, 2024, and 2023, respectively. The net decrease of approximately $546,000 was primarily attributed from a decline in investor relations expense of approximately $365,000 and decline in legal expenses of $129,000.

Other Income and Expense

Other expense, net was approximately $336,000 compared to other expense, net of $1.3 million, for the three months ended March 31, 2024 and 2023, respectively. The net decrease in other expense of approximately $931,000 represented a change in fair value of the related derivative liabilities of approximately $475,000 and a decrease in interest expense of approximately $454,000 as the principal payments of the debt balance began July 1, 2023.

Comparison of the nine months ended March 31, 2024 to the nine months ended March 31, 2023

Net loss

The net loss for the nine months ended March 31, 2024, was approximately $27.2 million compared to a net loss of $41.1 million for the nine months ended March 31, 2023. The decrease in net loss of approximately $13.9 million was comprised of a net decrease in research and development expenses of approximately $4.0 million and selling, general and administrative expenses of approximately $2.8 million, and further reduced by an increase in interest income of approximately $557,000, a reduction in interest expense of approximately $739,000 and the change in the fair value of derivative liabilities of $6.0 million.

Total operating expenses for the nine months ended March 31, 2024, were approximately $27.4 million as compared to $34.1 million for the nine months ended March 31, 2023. The net decrease of approximately $6.7 million for the nine months ended March 31, 2024, was comprised of a decrease in research and development expenses of approximately $4.0 million and a decrease in selling general and administrative expenses of approximately $2.8 million.

Research and Development Expenses

Research and development expenses were approximately $21.0 million and $25.0 million for the nine months ended March 31, 2024, and 2023, respectively. The net decrease of approximately $4.0 million for the nine months ended March 31, 2024, was primarily attributed to a reduction in expenses totaling approximately $8.0 million due to completion of clinical studies and increased expenses in development of new studies, CMC and clinical team expansion and offset by the use of consultants totaling approximately $4.1 million. The decreased expenses totaling approximately $8.0 million from completed clinical studies were comprised of approximately $2.3 million from Ascites BIV201 Phase 2b study which was paused in March 2023, approximately $1.9 million from completing PD Phase 2 study during the three months ended March 31, 2023 , approximately $195,000 from the Investigator-Initiated Trial in MCI and Mild Alzheimer’s Disease, approximately $3.6 million from the completing AD pivotal Phase 3 clinical study of approximately $3.8 million. The increased expenses totaling approximately $4.1 million was comprised of the planning and development of new studies of approximately $822,000, increases from the expansion of the clinical team employees and consultants of $1.3 million and $835,000, respectively; and other increases in regulatory and other consultants of approximately $412,000 and publications and travel of approximately $133,000.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were approximately $6.2 million and $8.9 million for the nine months ended March 31, 2024, and 2023, respectively. The net decrease of approximately $2.7 million was primarily attributed to decreases in directors stock compensation of approximately $2.3 million, investor relations fees of $517,000 offset by insurance expenses of approximately $181,000.

Other Income and Expense

Other income, net was approximately $210,000 compared to other expense, net of $7.0 million, for the nine months ended March 31, 2024 and 2023, respectively. The net increase in other income of approximately $7.2 million was primarily driven by the change in fair value of the derivative liabilities of approximately $6.0 million, as well as an increase in interest income of approximately $557,000 which was primarily from the investments in U.S. Treasury Bills and a reduction in interest expense of approximately $739,000 due to amortization and accretion of the financing costs, unearned discount, and premium relating to the note payable.

Capital Resources and Liquidity

As of March 31, 2024 the Company had working capital of approximately $18.1 million, cash and cash equivalents totaling approximately $30.4 million, stockholders’ equity of approximately $18.9 million, and an accumulated deficit of approximately $329.3 million.

During the nine months ended March 31, 2024, the Company sold approximately 3.3 million shares of its Common Stock under its Controlled Equity Offering Sales Agreement with Cantor Fitzgerald & Co for total net proceeds of approximately $9.3 million after 3% commissions and offering costs totaling approximately $377,000.

On March 6, 2024, the Company closed a best efforts public offering (the “Offering”) of 15,000,000 shares (the “Shares”) of its class A common stock, par value $0.0001 per share (the “Common Stock”), pre-funded warrants (the “Pre-funded Warrants”) to purchase 6,000,000 shares of Common Stock, and warrants to purchase up to 10,500,000 shares of Common Stock (the “Common Warrants”) at a combined public offering price of $1.00 per Share, or Pre-funded Warrant, and the associated Common Warrant. The gross proceeds to the Company from the Offering were approximately $21.0 million, before deducting placement agent fees and offering expenses of approximately $2.5 million. Additionally, upon closing the Company issued the placement agent warrants (“Placement Agent’s warrants”) to purchase 1,050,000 shares of Common Stock exercisable at a per share price of $1.25, which was equal to 125% of the public offering price per share. The Placement Agent’s Warrants are exercisable during a five-year period commencing 180 days from March 6, 2024.

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

Critical Accounting Policies and Estimates

For the nine-month period ended March 31, 2024, there were no significant changes to the Company’s critical accounting policies as identified in the Annual Report Form 10-K for the fiscal year ended June 30, 2023.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15f and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On January 19, 2024, a purported shareholder class action complaint, captioned Eric Olmstead v. BioVie Inc. et al., No. 3:24-cv-00035, was filed in the U.S. District Court for the District of Nevada, naming the Company and certain of its officers and/or directors as defendants. On April 15, 2024 the court ordered the motion to consolidate the six pending motions, appointed the lead plaintiff and approved selection of the lead counsel, now captioned Olmstead v. BioVie Inc., et al., Case 3:24-cv-0035 LRH-CSD and Way v. BioVie Inc., et al., Case No. 2:24-cv-00361-LRH-CSD. The lawsuit alleges that the Company made material misrepresentations and/or omissions of material fact relating to the Company’s business, operations, compliance, and prospects, including information related to the study and trial of NE3107, in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. The class action is on behalf of purchasers of the Company’s securities during the period from August 5, 2021 through November 29, 2023 and seeks unspecified monetary damages on behalf of the putative class and an award of costs and expenses, including attorney’s fees.

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

We depend, and will continue to depend, on third parties, including, but not limited to, CROs, clinical trial sites and clinical trial principal investigators, contract laboratories, IRBs, manufacturers, suppliers, and other third parties to conduct our clinical trials, including those for our drug candidates bezisterim (NE3107) and BIV201. We rely heavily on these third parties over the course of our clinical trials, and we control only certain aspects of their activities. Nevertheless, we retain ultimate responsibility for ensuring that each of our studies is conducted in accordance with the protocol and applicable legal, regulatory, and scientific standards and regulations, and our reliance on third parties does not relieve us of our regulatory responsibilities. We and these third parties are required to comply with cGCPs, which are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities for the conduct of clinical trials on product candidates in clinical development. Regulatory authorities enforce cGCPs through periodic inspections and for-cause inspections of clinical trial principal investigators and trial sites. If, due to the failure of either the Company or a third party, a clinical trial fails to comply with applicable cGCPs, FDA’s Investigational New Drug (“IND”) requirements, other applicable regulatory requirements, or requirements set forth in the applicable IRB-approved protocol, including failure to enroll a sufficient number of patients, the Company may be required to conduct additional clinical trials to support our marketing applications, which would delay the regulatory approval process. Moreover, our business may be implicated if any of these third parties violates applicable federal, state, or foreign laws and/or regulations, including but not limited to FDA’s IND regulations, fraud and abuse or false claims laws, healthcare privacy and data security laws, or provide us or government agencies with inaccurate, misleading, or incomplete data. For example, during routine monitoring of blinded data from our Phase 3 study (NCT04669028) of bezisterim (NE3107), we uncovered what appears to be potential scientific misconduct and significant deviation from study protocol and GCP violations at fifteen sites, which resulted in the Company excluding all patients from these sites and referring them to the FDA’s OSI for further action. The unplanned exclusion of so many patients left our Phase 3 study underpowered for the primary endpoints. These findings of potential scientific misconduct, significant deviation from protocol and GCP violations may call into question the rigor, robustness and validity of the entire data set for this study (NCT04669028).

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

Adverse Developments Affecting the Financial Services Industry and Concentration of Risk

As of March 31, 2024, the Company had cash deposited in certain financial institutions in excess of federally insured levels. The Company regularly monitors the financial stability of these financial institutions and believes that it is not exposed to any significant credit risk in cash and cash equivalents. However, in March and April 2023, certain U.S. government banking regulators took steps to intervene in the operations of certain financial institutions due to liquidity concerns, which caused general heightened uncertainties in financial markets. While these and other current events have not had a material direct impact on the Company’s operations, if further liquidity and financial stability concerns arise with respect to banks and financial institutions, either nationally or in specific regions, the Company’s ability to access cash or enter into new financing arrangements may be threatened, which could have a material adverse effect on its business, financial condition and results of operations.

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

We are, and may in the future become, subject to various legal proceedings and claims that arise in or outside the ordinary course of business. For example, On January 19, 2024, a purported shareholder class action complaint, captioned Eric Olmstead v. BioVie Inc. et al., No. 3:24-cv-00035, was filed in the U.S. District Court for the District of Nevada, naming the Company and certain of its officers and/or directors as defendants. On April 15, 2024 the court ordered the motion to consolidate the six pending motions, appointed the lead plaintiff and approved selection of the lead counsel, now captioned Olmstead v. BioVie Inc., et al., Case 3:24-cv-0035 LRH-CSD and Way v. BioVie Inc., et al., Case No. 2:24-cv-00361-LRH-CSD. The lawsuit alleges that the Company made material misrepresentations and/or omissions of material fact relating to the Company’s business, operations, compliance, and prospects, including information related to the study and trial of bezisterim (NE3107), in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. The class action is on behalf of purchasers of the Company’s securities during the period from August 5, 2021 through November 29, 2023 and seeks unspecified monetary damages on behalf of the putative class and an award of costs and expenses, including attorney’s fees. See Part II, Item 1 of this Quarterly Report on Form 10-Q, entitled “Legal Proceedings” for more information regarding this litigation.

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

In addition, as of March 31, 2024, there were warrants outstanding to purchase an aggregate of 19,320,285 shares of common stock at exercise prices ranging from $1.25 to $12.50 per share and 4,022,758 shares issuable upon exercise of outstanding options at exercise prices ranging from $1.69 to $42.09 per share and restricted stock units totaling 539,920. Our Loan Agreement entered into on November 30, 2021 contains a conversion feature whereby at the option of lender, up to $5 million of the outstanding loan amount may be converted into shares of common stock at a conversion price of $6.98 per share. We may grant additional options, warrants or equity awards. To the extent such shares are issued, the interest of holders of our common stock will be diluted.

Moreover, we are obligated to issue shares of common stock upon achievement of certain clinical, regulatory and commercial milestones with respect to certain of our drug candidates (i.e., bezisterim (NE3107), NE3291, NE3413, and NE3789) pursuant to the asset purchase agreement, dated April 27, 2021, by and among the Company, NeurMedix, Inc. and Acuitas, as amended on May 9, 2021. The achievement of these milestones could result in the issuance of up to 18 million shares of our common stock, further diluting the interest of holders of our common stock.

Certain stockholders who are also officers and directors of the Company may have significant control over our management.

As of March 31, 2024, our directors and executive officers and affiliates currently own aggregate 23,631,735 shares of our Common Stock, which currently constitutes 38.8% of our issued and outstanding Common Stock. As a result, directors and executive officers and affiliates may have a significant influence on our affairs and management, as well as on all matters requiring member approval, including electing and removing members of our Board of Directors, causing us to engage in transactions with affiliates entities, causing or restricting our sale or merger, and certain other matters. Our majority shareholder, Mr. Terren Peizer, may be deemed to beneficially own the 23,166,210 shares of Common Stock held by Acuitas, which constitutes 38.0% of our issued and outstanding Common Stock Such concentration of ownership and control could have the effect of delaying, deferring or preventing a change in control of us even when such a change of control would be in the best interests of our stockholders.

We may, in the future, issue additional common stock, which would reduce investors’ percent of ownership and may dilute our share value.

As of March 31, 2024, our Articles of Incorporation, as amended, authorize the issuance of 800,000,000 shares of Common Stock, and we had 61,018,606 shares of Common Stock issued and 60,969,846 issued and outstanding. Accordingly, we may issue up to an additional 738,981,394 shares of Common Stock. The future issuance of Common Stock may result in substantial dilution in the percentage of our Common Stock held by our then existing stockholders. We may value any Common Stock in the future on an arbitrary basis. The issuance of Common Stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors, might have an adverse effect on any trading market for our Common Stock and could impair our ability to raise capital in the future through the sale of equity securities.

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

BioVie Inc.,

Signature	Titles	Date

/s/ Cuong V Do
Cuong V Do	Chairman and Chief Executive Officer (Principal Executive Officer)	May 14, 2024

/s/ Joanne Wendy Kim
Joanne Wendy Kim	Chief Financial Officer (Principal Financial and Accounting Officer)	May 14, 2024

