Form 10-Q
period 2024-09-30
BIOVIE INC.
filed 2024-11-13
CIK 1580149

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2024

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

Yes ☐                                          No ☒

There were 17,768,174 shares of the Registrant’s Class A Common Stock, $0.0001 par value per share, outstanding as of November 7, 2024.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

BioVie Inc.

Condensed Balance Sheets

(Unaudited)

	September 30,	June 30,
	2024	2024
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$20,023,405	$23,843,798
Prepaid and other current assets	127,680	204,392
Total current assets	20,151,085	24,048,190

Operating lease right-of-use assets, net	390,777	406,726
Intangible assets, net	350,374	407,718
Goodwill	345,711	345,711

TOTAL ASSETS	$21,237,947	$25,208,345

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$3,452,972	$3,586,912
Current portion of operating lease liabilities	63,664	60,343
Current portion of note payable, net of financing cost, unearned premium and discount of $820,242 at September 30, 2024 and $701,210 at June 30, 2024	3,320,242	5,701,210
Warrant liability	1,254	3,771
Total current liabilities	6,838,132	9,352,236

Operating lease liabilities, net of current portion	332,730	349,894

TOTAL LIABILITIES	7,170,862	9,702,130

Commitments and contingencies (Note 10)

STOCKHOLDERS' EQUITY :
Preferred stock; $0.001 par value; 10,000,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock, $0.0001 par value; 800,000,000 shares authorized at September 30, 2024 and June 30, 2024, respectively; 7,982,986 shares issued of which 7,956,660 shares are outstanding at September 30, 2024; and 6,216,398 shares issued of which 6,190,072 shares outstanding at June 30, 2024	6,406	6,229
Additional paid in capital	352,770,440	349,732,674
Accumulated deficit	(338,709,734)	(334,232,661)
Treasury stock	(27)	(27)
Total stockholders' equity	14,067,085	15,506,215

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$21,237,947	$25,208,345

See accompanying notes to unaudited condensed financial statements

BioVie Inc.

Condensed Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended	Three Months Ended
	September 30, 2024	September 30, 2023

OPERATING EXPENSES:
Amortization of intangible assets	$57,344	$57,344
Research and development expenses	1,990,198	8,875,659
Selling, general and administrative expenses	2,074,540	1,942,818
TOTAL OPERATING EXPENSES	4,122,082	10,875,821

LOSS FROM OPERATIONS	(4,122,082)	(10,875,821)

OTHER EXPENSE (INCOME):
Change in fair value of derivative liabilities	(2,517)	(707,802)
Interest expense	256,024	1,004,668
Interest income	(223,557)	(462,223)
TOTAL OTHER EXPENSE (INCOME), NET	29,950	(165,357)

NET LOSS	$(4,152,032)	$(10,710,464)

Deemed dividend related to ratchet adjustment to warrants	325,041	-

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(4,477,073)	$(10,710,464)

NET LOSS PER COMMON SHARE
- Basic	$(0.70)	$(2.92)
- Diluted	$(0.70)	$(2.92)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
- Basic	6,398,360	3,672,490
- Diluted	6,398,360	3,672,490

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(4,477,073)	$(10,710,464)

Other comprehensive loss
Unrealized gain on available-for-sale investments	-	-
Reclassification of unrealized gains on available-for-sale investments upon settlement	-	(176,591)
Total other comprehensive loss	-	(176,591)
Comprehensive loss	$(4,477,073)	$(10,887,055)

See accompanying notes to unaudited condensed financial statements

BioVie Inc.

Condensed Statements of Changes in Stockholders’ Equity

(Unaudited)

						Accumulated
	Common Stock	Common Stock	Additional Paid in	Treasury Stock	Treasury Stock	Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Shares	Amount	Income	Deficit	Equity

Balance, June 30, 2023	3,645,183	$3,643	$316,385,759	(2,288)	$(2)	$176,591	$(301,225,705)	$15,340,286

Stock-based compensation - stock options	-	-	808,027	-	-	-	-	808,027

Stock-based compensation - restricted stock units	-	-	380,834	-	-	-	-	380,834

Proceeds from issuance of common stock, net of costs of $118,891	43,220	4	1,905,832	-	-	-	-	1,905,836

Issuance of common stock from vesting of - restricted stock units	3,873	-	-	-	-	-	-	-

Net loss	-	-	-	-	-	-	(10,710,464)	(10,710,464)

Relcassification of unrealized gains on available for sale investments upon settlement	-	-	-	-	-	(176,591)	-	(176,591)

Balance, September 30, 2023	3,692,276	$3,647	$319,480,452	(2,288)	$(2)	$-	$(311,936,169)	$7,547,928

Balance, June 30, 2024	6,216,398	$6,229	$349,732,674	(26,326)	$(27)	$-	$(334,232,661)	$15,506,215

Stock-based compensation - stock options	-	-	118,898	-	-	-	-	118,898

Stock-based compensation - restricted stock units	-	-	301,491	-	-	-	-	301,491

Issuance of common stock from vesting of - restricted stock units	3,408	-	-	-	-	-	-	-

Stock-based compensation - issuance of common stock for services rendered	15,000	2	33,448	-	-	-	-	33,450

Proceeds from issuance of common stock, net of costs of $747,408	1,627,943	163	2,258,900	-	-	-	-	2,259,063

Issuance of additional shares for fractional shares effected by the reverse split	120,237	12	(12)	-	-	-	-	-

Deemed dividend for ratchet adjustment to warrants	-	-	325,041	-	-	-	(325,041)	-

Net Loss	-	-	-	-	-	-	(4,152,032)	(4,152,032)

Balance, September 30, 2024	7,982,986	$6,406	$352,770,440	(26,326)	$(27)	$-	$(338,709,734)	$14,067,085

See accompanying notes to unaudited condensed financial statements

BioVie Inc.

Condensed Statements of Cash Flows

(Unaudited)

	Three Months Ended	Three Months Ended
	September 30, 2024	September 30, 2023

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,152,032)	$(10,710,464)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of intangible assets	57,344	57,344
Stock based compensation - restricted stock units	301,491	380,834
Stock based compensation expense - stock options	118,898	808,027
Stock based compensation expense - issuance of common stock for services rendered	33,450	-
Amortization of financing costs	9,456	37,825
Accretion of unearned loan discount	88,970	355,877
Accretion of loan premium	20,606	82,424
Realized gain on maturity of available-for sale	-	(223,865)
Non-cash lease expense from right-of-use assets	15,949	10,041
Change in fair value of derivative liabilities	(2,517)	(707,802)
Changes in operating assets and liabilities:
Prepaid and other current assets	76,712	(1,446,761)
Accounts payable and accrued expenses	(133,940)	(761,499)
Operating lease liabilities	(13,843)	(10,645)
Other current liabilities	-	(48,385)
Net cash used in operating activities	(3,579,456)	(12,177,049)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from (purchases of) U.S. Treasury Bills (available-for-sale)	-	14,525,000
Net cash provided by (used in) investing activities	-	14,525,000

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	2,259,063	1,905,836
Payments of note payable	(2,500,000)	(2,500,000)
Net cash used in financing activities	(240,937)	(594,164)

Net change in cash and cash equivalents	(3,820,393)	1,753,787

Cash and cash equivalents, beginning of period	23,843,798	19,460,883

Cash and cash equivalents, end of period	$20,023,405	$21,214,670

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$136,992	$528,541

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES:
Reclassification of unrealized gains on U.S. Treasury Bills (available-for-sale investments) upon settlement	$-	$176,591
Deemed dividend for ratchet adjustment to warrants	$325,041	$-

See accompanying notes to unaudited condensed financial statements

BioVie Inc.

Notes to Condensed Financial Statements

For the Three Months Ended September 30, 2024 and 2023

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

Neurodengenerative Disease Program

In neurodegenerative disease, the Company’s drug candidate Bezisterim (NE3107) inhibits activation of inflammatory actions extracellular single-regulated kinase (“ERK”) and nuclear factor kappa-light-chain-enhancer of activated B cells (“NFκB”) (including interactions with tumor necrosis factor (“TNF”) signaling and other relevant inflammatory pathways) that lead to neuroinflammation and insulin resistance. NE3107 does not interfere with their homeostatic functions (e.g., insulin signaling and neuron growth and survival). Both inflammation and insulin resistance are drivers of AD and PD.

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

The trial was originally designed to be 80% powered with 125 patients in each of the treatment and placebo arms. The unplanned exclusion of so many patients left the trial underpowered for the primary endpoints. In the Per-Protocol population, which included those patients who completed the trial and who were further verified to have taken the study drug (based on pharmacokinetic data), an observed descriptive change from baseline appeared to suggest a slowing of cognitive loss; these same patients experienced an advantage in age deceleration vs. placebo as measured by DNA epigenetic change. Age deceleration is used by longevity researchers to measure the difference between the patient’s biological age, in this case as measured by the Horvath DNA methylation Skin Blood Clock, relative to the patient’s actual chronological age. This test was a non-primary/secondary endpoint, other-outcome measure, done via blood test collected at week 30 (end of study). Additional DNA methylation data continues to be collected and analyzed.

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

Long COVID Program

In April 2024, the Company announced the grant of a clinical trial award of up to $13.1 million from the U.S. Department of Defense (“DOD”), awarded through the Peer Reviewed Medical Research Program of the Congressionally Directed Medical Research Programs. In August 2024, U.S. Army Medical Research and Development Command, Office of Human Research Oversight (“OHRO”) approved the Company’s plan to evaluate bezisterim (NE3107) for the treatment of neurological symptoms that are associated with long COVID. and the FDA authorized our Investigational New Drug (“IND”) application for bezisterim (NE3107) allowing us to study a novel, anti-inflammatory approach or the treatment of the debilitating neurocognitive symptoms associated with long covid. The Company anticipates the trial to commence by early 2025. The Company has been reimbursed approximately $325,000 for the trial during the three months ended September 30, 2024.

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

The Company’s operations are subject to a number of factors that can affect its operating results and financial conditions. Such factors include, but are not limited to: the results of clinical testing and trial activities of the Company’s products, the Company’s ability to obtain regulatory approval to market its products; competition from products manufactured and sold or being developed by other companies; the price of, and demand for, Company products; the Company’s ability to negotiate favorable licensing or other manufacturing and marketing agreements for its products; and the Company’s ability to raise capital. The Company’s financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of September 30, 2024, the Company had working capital of approximately $13.3 million, cash and cash equivalents of approximately $20.0 million, stockholders’ equity of approximately $14.1 million, and an accumulated deficit of approximately $338.7 million. The Company is in the pre-revenue stage and no revenues are expected in the foreseeable future. The Company’s future operations are dependent on the success of the Company’s ongoing development and commercialization efforts, as well as its ability to secure additional financing as needed. Projected cash flows could be extended if further measures are taken to delay planned expenditures on our research protocols and slow the progress in the Company’s development and launch of next phase clinical programs.

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

Basis of Presentation – Interim Financial Information

These unaudited interim condensed financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United State of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (the “SEC”) for Interim Reporting. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim condensed financial statements furnished reflect all adjustments (consisting of normal recurring accruals) that are, in the opinion of management, considered necessary for a fair presentation of the results for the interim periods presented. Interim results are not necessarily indicative of the results for the full year. The condensed balance sheet at June 30, 2024, was derived from audited annual financial statements but does not contain all the footnote disclosures from the annual financial statements. These unaudited interim condensed financial statements should be read in conjunction with the Company’s audited financial statements for the fiscal years ended June 30, 2024 and 2023 in our Annual Report on Form 10-K filed with the SEC on September 30, 2024 (the “2024 Form 10-K”). A summary of significant accounting policies can also be found in those audited financial statements in the 2024 Form 10-K.

Cash and cash equivalents

Cash and cash equivalents consisted of cash deposits and money market funds held at a bank and funds held in a brokerage account which included a U.S. treasury money market fund and U.S. Treasury Bills with original maturities of three months or less.

Investments in U.S. Treasury Bills

Investments in U.S. Treasury Bills with maturities greater than three months, are accounted for as available-for-sale and are recorded at fair value. Realized gains were included in the accompanying condensed statements of operations and comprehensive loss from the settlement of available-for-sale investments during the three months ended September 30, 2023. The Company had no outstanding investment securities with original maturities of greater than three months at the time of purchase as of and during the three months ended September 30, 2024.

Concentration of Credit Risk in the Financial Service Industry

As of September 30, 2024, the Company had cash deposited in certain financial institutions in excess of federally insured levels. The Company regularly monitors the financial stability of these financial institutions and believes that it is not exposed to any significant credit risk in cash and cash equivalents. However, if liquidity and financial stability concerns arise with respect to banks and financial institutions, either nationally or in specific regions, the Company’s ability to access cash or enter into new financing arrangements may be threatened, which could have a material adverse effect on its business, financial condition and results of operations.

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

Net Loss per Common Share

Basic net loss per common share is computed by dividing the net loss attributable to Common Stockholders by the weighted average number of shares of Common Stock outstanding during the period. Diluted net loss per common share is computed by dividing the net loss attributable to Common Stockholders by the weighted average number of shares of Common Stock outstanding and potentially outstanding shares of Common Stock during the period to reflect the potential dilution that could occur from common shares issuable through stock options, warrants, and convertible debentures. For the three months ending September 30, 2024 and 2023, such amounts were excluded from the diluted loss since their effect was considered anti-dilutive due to the net loss for the periods presented.

The weighted average number of common shares outstanding at September 30, 2024 of 6,398,360 includes the weighted average effect of the pre-funded warrants issued in connection with the September 2024 Offering, the exercise of which requires nominal consideration for the delivery of the shares of common stock (see Note 8).

The table below shows the potential shares of common stock, presented based on amounts outstanding at each year end, which were excluded from the computation of diluted net loss per share attributable to common stockholders because including them would have had an anti-dilutive effect:

	September 30, 2024	September 30, 2023
	Number of Shares	Number of Shares
Stock Options	517,996	395,286
Warrants	4,316,002	777,029
Restricted Stock Units	34,564	55,773
Notes payable conversion option	35,817	71,633
Total	4,904,379	1,299,721

Reverse stock split

The company effected a 1:10 reverse split of the issued and outstanding shares of its Class A commons stock which was approved by the board of directors after the approval obtained from shareholders at a special meeting on July 29, 2024 which became effective on Nasdaq on August 6, 2024, 5 trading days after the shareholders’ approval was obtained. All historical share and earnings per share amounts have been retroactively adjusted to reflect the split.

Grant program

The Company records expenses related to the DOD long Covid Program as such expenses are incurred. The reimbursement of such expenses is recognized upon receipt of the reimbursement as a credit against the respective expense account.

Recent Accounting Pronouncements

In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses (“DISE”), which will require additional disclosure of the nature of expenses included in the income statement in response to longstanding requests from investors for more information about an entity’s expenses. The new standard requires disclosures about specific types of expenses included in the expense captions presented on the face of the income statement as well as disclosures about selling expenses. The new standard will be effective for public companies for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. The requirements will be applied prospectively with the option for retrospective application. Early adoption is permitted. The Company is currently evaluating the impact of this accounting standard update on its financial statements.

4.	Intangible Assets

The Company’s intangible assets consist of intellectual property acquired from LAT Pharma, Inc. and are amortized over their estimated useful lives.

The following is a summary of the Company’s intangible assets:

	September 30, 2024	June 30, 2024

Intellectual Property	$2,293,770	$2,293,770
Less: Accumulated Amortization	(1,943,396)	(1,886,052)
Intellectual Property, Net	$350,374	$407,718

Amortization expense was $57,344 in each of the three-month periods ended September 30, 2024 and 2023. The Company amortizes intellectual property over the expected original useful lives of 10 years.

Estimated future amortization expense is as follows:

Year ending June 30, 2025 (Remaining 9 months)	$172,033
2026	178,341
$350,374

5.	Related Party Transactions

Equity Transactions with Acuitas

On July 15, 2022, the Company entered into a securities purchase agreement with Acuitas Group Holdings, LLC (“Acuitas”), the Company’s largest stockholder, pursuant to which Acuitas agreed to purchase from the Company, in a private placement, (i) an aggregate of 363,636 shares of the Company’s Common Stock, at a price of $16.50 per share (the “PIPE Shares”), and (ii) a warrant to purchase 727,273 shares of Common Stock (“PIPE Warrant Shares”), at an exercise price of $18.20, with a term of exercise of five years. The down round feature reduced the exercise price of the PIPE Warrant Shares to $10.00 per share on March 6, 2024 and again to $1.53 per share on September 25, 2024 in connection with the offering further described in Note 8 as the Company sold stock at a price lower than its initial exercise price. The Company calculated the difference in fair value of the PIPE Warrant Shares between the stated exercise price and the reduced exercise price and recorded $325,041 as a deemed dividend in the accompanying condesnsed statement of changes in stockholders’ equity. The fair value of the PIPE Warrant Shares were estimated using the Black Scholes Method with the following inputs, the stock price of $1.20, exercise price of $1.53 and $10.00, remaining term of 2.9 years, risk free rate of 3.5% and volatility of 93.0%.

6.	Notes Payable

On November 30, 2021 (the “Closing Date”), the Company entered into a Loan and Security Agreement and the Supplement to the Loan and Security Agreement and Promissory Notes (together, the “Loan Agreement”) with Avenue Venture Opportunities Fund, L.P. (“AVOPI”) and Avenue Venture Opportunities Fund II, L.P. (“AVOPII,” and together with AVOPI, “Avenue”) for growth capital loans in an aggregate commitment amount of up to $20 million (the “Loan”). On the Closing Date, $15 million of the Loan was funded (“Tranche 1”). The Loan provided for an additional $5 million to be available to the Company on or prior to September 15, 2022, subject to the Company’s achievement of certain milestones with respect to certain of its ongoing clinical trials, which were not achieved. The Loan bears interest at an annual rate equal to the greater of (a) the sum of 7.00% plus the prime rate as reported in The Wall Street Journal and (b) 10.75%. The prime rate on September 30, 2024, was 8.50%. The Loan is secured by a lien upon and security interest in all of the Company’s assets, including intellectual property, subject to agreed exceptions. The maturity date of the Loan is December 1, 2024.

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

The amount of the carrying value of the notes payable was determined by allocating portions of the outstanding principal of the notes, approximately $1.4 million, to the fair value of the Avenue Warrants, and approximately $2.2 million to the fair value of the embedded Conversion Option. Accordingly, the total amount of unearned discount of approximately $3.6 million, the total direct financing cost of approximately $390,000 and the Loan Premium of $850,000 are being amortized using the effective interest method over the term of the Loan. The adjusted effective interest rate is 24%.

Total interest expense associated with this loan was approximately $252,000, which is reflected as a component of interest expense on the accompanying condensed statements of operations and comprehensive loss for the three months ended September 30, 2024. Interest expense associated with this loan was comprised of interest incurred on the outstanding principal of the loan of approximately $132,000, amortization of financing costs of approximately $9,500, amortization of the unearned discount of $89,000, and the accretion of the Loan Premium of approximately $21,000.

Total interest expense for the three months ended September 30, 2023 was approximately $1 million on the accompanying condensed statements of operations and comprehensive loss. Interest expense was comprised of interest incurred on the outstanding principal of the loan of approximately $525,000, amortization of financing costs of approximately $38,000, amortization of the unearned discount of approximately $356,000 and the accretion of Loan Premium of approximately $82,000.

As of September 30, 2024, the remaining principal balance of $2.5 million under the Loan is payable in 3 monthly equal installments. For the three months ended September 30, 2024, the Company paid back $2.5 million of the original loan of $15 million.

The following is a summary of the Notes Payable as of September 30, 2024 and June 30, 2024:

Current portion of Notes Payable

	September 30, 2024	June 30, 2024

Current portion of Notes Payable	$2,500,000	$5,000,000
Less: debt financing costs	(2,364)	(11,820)
Less: unearned discount	(22,242)	(111,212)
Plus: accretion of Loan Premium	844,848	824,242
Current portion of Notes Payable, net of financing costs, unearned premium and discount	$3,320,242	$5,701,210

Estimated future amortization expense and accretion of Loan Premium are as follows:

	Unearned Discount	Debt Financing Costs	Loan Premium

Year ending June 30, 2025 (Remaining 9 months)	$22,242	$2,364	$5,152
Total	$22,242	$2,364	$5,152

7.	Fair Value Measurements

At September 30, 2024 and June 30, 2024, the estimated fair value of derivative liabilities measured on a recurring basis are as follows:

	Fair Value Measurements at
	September 30, 2024
	Level 1	Level 2	Level 3	Total

Derivative liability - Warrants	$-	$-	$1,254	$1,254
Derivative liability - Conversion Option	-	-	-	-
Total derivative liabilities	$-	$-	$1,254	$1,254

	Fair Value Measurements at
	June 30, 2024
	Level 1	Level 2	Level 3	Total

Derivative liability - Warrants	$-	$-	$3,771	$3,771
Derivative liability - Conversion option	-	-	-	-
Total derivative liabilities	$-	$-	$3,771	$3,771

The following table presents the activity for level 3 liabilities measured at fair value using unobservable inputs for the three months ended September 30, 2024:

	Derivative liabilities - Warrants	Derivative liability - Conversion Option on Convertible Debenture
Balance at June 30, 2024	$3,771	$-
Additions to level 3 liabilities	-	-
Change in fair value of level 3 liabilities	(2,517)	-
Transfer in and/or out of Level 3	-	-
Balance at September 30, 2024	$1,254	$-

The following table presents the activity for level 3 liabilities measured at fair value using unobservable inputs for the three months ended September 30, 2023:

	Derivative liability - Warrants	Derivative liability - Conversion Option
Balance at June 30, 2023	$894,280	$925,762
Additions to level 3 liabilities	-	-
Change in fair value of level 3 liabilities	(271,883)	(435,919)
Transfer in and/or out of level 3	-	-
Balance at September 30, 2023	$622,397	$489,843

The fair values of derivative liabilities for the Avenue Warrants and Conversion Option at September 30, 2024, in the accompanying condensed balance sheets, were approximately $1,300 and approximately zero, respectively. The total change in the fair value of the derivative liabilities totaled approximately $2,500 and $708,000 for the three months ended September 30, 2024 and 2023, respectively; and accordingly, was recorded in the accompanying condensed statements of operations and comprehensive loss. The assumptions used in the Black Scholes model to value the derivative liabilities at September 30, 2024 included the closing stock price of $1.20 per share; for the Avenue Warrants, the exercise price of $58.20, remaining term 2.2 year, risk free rate of 3.7% and volatility of 91.0%; and for the Conversion Option, the conversion price of $69.80; remaining term of 2 months, risk free rate of 4.8% and volatility of 75.0%.

Derivative liability – Avenue Warrants

The Avenue Warrants were not considered to be indexed to the Company’s own stock, and accordingly, were recorded as a derivative liability at fair value in the accompanying condensed balance sheets at September 30, 2024 and June 30, 2024, respectively.

The Black Scholes model was used to calculate the fair value of the derivative warrant to bifurcate the amount from the Avenue Loan amount funded. The Avenue Warrants are recorded at their fair values at the date of issuance and remeasured at each subsequent reporting period end date.

Embedded derivative liability – Conversion Option

The Conversion Option is accounted for as an embedded derivative liability and required bifurcation from the Loan amount. The Black Scholes model was used to calculate the fair value of the Conversion Option to bifurcate it from the Loan.

Financial assets

As of September 30, 2024, investments in U.S. Treasury Bills were valued through use of quoted prices and are classified as Level 1. The following table presents information about our assets that are measured at fair value on a recurring basis using the above input categories.

	Fair Value Measurements at
	September 30, 2024
	Level 1	Level 2	Level 3	Total

Cash	$6,326,252	$-	$-	$6,326,252
U.S. Treasury Bills due in 3 months or less at purchase	13,697,153	-	-	13,697,153

Total	$20,023,405	$-	$-	$20,023,405

	Fair Value Measurements at
	June 30, 2024
	Level 1	Level 2	Level 3	Total

Cash	$12,763,941	$-	$-	$12,763,941
U.S. Treasury Bills due in 3 months or less at purchase	11,079,857	-	-	11,079,857

Total	$23,843,798	$-	$-	$23,843,798

8.	Equity Transactions

Issuance of common stock for cash

On August 31, 2022, the Company entered into a Controlled Equity Offering Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. and B. Riley Securities, Inc. (collectively, the “Agents”), pursuant to which the Company may issue and sell from time-to-time shares of the Company’s common stock through the Agents, subject to the terms and conditions of the Sales Agreement. On April 6, 2023, the Company and B. Riley Securities, Inc. mutually agreed to terminate B. Riley Securities, Inc.’s role as a sales agent under the Sales Agreement. During the three months ended September 30, 2024, the Company sold 2,143 shares of common stock under the Sales Agreement for total net proceeds of $6,400 after 3% commissions and expenses of approximately $200. During the three months ended September 30, 2023, the Company sold 43,220 shares of common stock under the Sales Agreement for total net proceeds of $1.9 million after 3% commissions and expenses of approximately $119,000.

On September 25, 2024, the Company closed a best efforts public offering (the “September 2024 Offering”) of 1,360,800 shares of its common stock, par value $0.0001 per share, pre-funded warrants (the “September Pre-funded Warrants”) to purchase 600,000 shares of Common Stock, and warrants to purchase up to 1,960,800 shares of Common Stock (the “September Common Warrants”) at a combined public offering price of $1.53 per Share, or September Pre-funded Warrant, and the associated September Common Warrant. 265,000 September Pre-funded Warrants were exercised in the three months ended September 30, 2024 and reflected on the condensed statement of changes in stockholders’ equity as a component of proceeds from issuance of common stock. The September Common Warrants have an exercise price of $1.53 per share and are immediately exercisable upon issuance and will expire on the fifth anniversary date of the original issuance date. The gross proceeds to the Company from the September 2024 Offering were approximately $3.0 million, before deducting placement agent fees and offering expenses of approximately $747,000. Additionally, upon closing, the Company issued the placement agent warrants (“September Placement Agent’s Warrants”) to purchase 98,040 shares of Common Stock exercisable at a per share price of $1.91, which was equal to 125% of the public offering price per share. The September Placement Agent’s Warrants are exercisable during a five-year period commencing 180 days from September 25, 2024.

Issuance of common stock for services

On August 12, 2024, the Company awarded 15,000 shares of Common Stock to a vendor as part of their fees in exchange for services. The fair value of the Common Stock at the date of issuance was $2.23 per share. The stock-based compensation expense related to this Common Stock issuance was $33,450.

Stock Options

The following table summarizes the activity relating to the Company’s stock options for the three months ended September 30, 2024:

	Options	Weighted-Average Exercise Price	Weighted Remaining Average Contractual Term	Aggregate Intrinsic Value
Outstanding at June 30, 2024	518,076	$54.11	6.1	$-
Options Expired	(80)	87.50	-	-
Outstanding at September 30, 2024	517,996	$54.10	5.9	$-
Exercisable at September 30, 2024	321,382	$66.77	4.7	$-

The Company recorded stock based compensation expense relating to the vesting of stock options of approximately $119,000 and $808,000 for the three months ended September 30, 2024 and 2023, respectively.

Restricted stock units:

On November 9, 2023, the Company issued equity awards for the board of directors’ annual compensation. Four directors received 18,270 RSUs with a grant date fair value of $30.10 per share. In addition, two directors received stock options to purchase 18,325 shares of common stock at an exercise price of $30.10 per share with a grant date fair value of $18.30 per share. The equity awards vest quarterly on February 9, 2024, May 9, 2024, August 9, 2024 and earlier of November 9, 2024 or the next annual shareholders’ meeting. During the three months ended September 30, 2024, 3,409 of these RSUs vested. On July 25, 2024, Mr. Gorlin resigned from the Board of Directors, and as a result, 1,159 of his RSUs were cancelled.

The following table summarizes vesting of restricted stock units:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share

Unvested at June 30, 2024	40,291	$44.59
Vested	(3,409)	30.10
Canceled	(1,159)	-
Unvested at September 30, 2024	35,723	$46.99

The total stock-based compensation expense from restricted stock units for the three months ended September 30, 2024 and 2023 was approximately $301,000 and $381,000, respectively.

Stock Warrants

The following table summarizes the warrants activity during the three months ended September 30, 2024:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value
Outstanding and exercisable at June 30, 2024	1,932,029	14.03	4.0	-
Granted	2,658,840	1.54	5.0	-
Exercised	(265,000)	1.53	-	-
Expired	(9,867)	22.50	-	-
Outstanding and exercisable at September 30, 2024	4,316,002	$5.66	4.5	$-

Of the above warrants outstanding at September 30, 2024, 271 expire in the fiscal year ending June 30, 2025, 3,518 expire in the fiscal year ending June 30, 2026, 763,373 expire in the fiscal year ending June 30, 2027, 1,155,000 expire in the fiscal year ending June 30, 2029 and 2,393,840 expire in the fiscal year ending June 30, 2030.

As of September 30, 2024, the Company had 335,000 prefunded warrants, 3,882,962 warrants and 98,040 placement agent warrants outstanding.

9.	Leases

Office Leases

The Company pays an annual rent of $2,200 for its headquarters at 680 W Nye Lane, Suite 201, Carson City Nevada 89703. The rental agreement was for a one-year term, commenced on October 1, 2023, and has been subsequently renewed for another year at the same rate.

The Company’s San Diego office lease at 5090 Shoreham Place Suite 212, San Diego, CA 92122 commenced in February 2024. The current monthly base rate for the office space is $9,685, with an annual increase of four percent. The term for the office lease is 60 months.

Total operating lease expense for the three months ended September 30, 2024 and 2023 of approximately $32,000 and $13,000, respectively, were included in the accompanying condensed statements of operations and comprehensive loss as a component of selling, general and administrative expenses.

The right-of-use asset, net and current and non-current portion of the operating lease liabilities included in the accompanying condensed balance sheets are as follows:

	September 30, 2024	June 30, 2024
Assets
Operating lease right-of-use asset, net	$390,777	$406,726

Liabilities
Current portion of operating lease liability	$63,664	$60,343
Operating lease liability, net of current portion	332,730	349,894
Total operating lease liability	$396,394	$410,237

At September 30, 2024, the future estimated minimum lease payments under non-cancelable operating leases are as follows:

Year ending June 30, 2025 (Remaining 9 months)	$89,199
2026	122,042
2027	126,313
2028	130,734
2029	77,796
Total minimum lease payments	546,084
Less amount representing interest	(149,690)
Present value of future minimum lease payments	396,394
Less current portion of operating lease liability	(63,664)
Operating lease liability, net of current portion	$332,730

Total cash paid for amounts included in the measurement of lease liabilities were $29,055 and $12,900 for the three months ended September 30, 2024 and 2023, respectively.

The weighted average remaining lease term and discount rate as of September 30, 2024 and June 30, 2024 were as follows:

	September 30, 2024	June 30, 2024

Weighted average remaining lease term (Years)
Operating lease	4.3	4.6
Weighted average discount rate
Operating lease	15.00%	15.00%

10.	Commitments and Contingencies

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

Shareholder class action complaint

On January 19, 2024, a purported shareholder class action complaint, captioned Eric Olmstead v. BioVie Inc. et al., No. 3:24-cv-00035, was filed in the U.S. District Court for the District of Nevada, naming the Company and certain of its officers as defendants. On February 22, 2024, a second, related putative securities class action was filed in the same court asserting similar claims against the same defendants, captioned Way v. BioVie Inc. et al., No. 2:24-cv-00361. On April 15, 2024, the court consolidated these two actions under the caption In re BioVie Inc. Securities Litigation, No. 3:24-cv-00035, appointed the lead plaintiff, and approved selection of the lead counsel. On June 21, 2024, the lead plaintiff filed an amended complaint, alleging that the defendants made material misrepresentations and/or omissions of material fact relating to the Company’s business, operations, compliance, and prospects, including information related to the NM101 Phase 3 study and trial of bezisterim (NE3107) in mild to moderate probable AD, in violation of Sections 10(b) and 20(a) of the  Exchange Act, and Rule 10b-5 promulgated thereunder. The class action is on behalf of purchasers of the Company’s securities during the period from December 7, 2022 through November 28, 2023, and seeks unspecified monetary damages on behalf of the putative class and an award of costs and expenses, including attorney’s fees. The defendants filed a motion to dismiss the amended complaint on August 21, 2024, and plaintiffs filed their opposition on October 21, 2024. The defendant’s reply brief is due December 5, 2024.

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

Subject to certain limitations in the Internal Revenue Code, eligible employees are permitted to make contributions to the 401K Plan on a pre-tax salary reduction basis and the Company will match 5% of the first 5% of an employee’s contributions to the 401K Plan. The Company made contributions into the plan of approximately $34,500 and $30,900, for the three months ended September 30, 2024 and 2023, respectively.

12.	Subsequent Events

In October 2024, the Company closed three registered direct offerings totaling 8,256,000 shares of its common stock, par value $0.0001 per share, and two concurrent private placements of warrants to purchase up to 8,256,000 shares of Common Stock (the “October Common Warrants”) priced at-the-market under Nasdaq rules at prices ranging from $1.50 to $2.83 per share (the “October Offerings”). The October Common Warrants have exercise prices ranging from $1.37 to $2.83 per share and are exercisable beginning six months following issuance and will expire on the fifth anniversary date of the original issuance dates. The gross proceeds to the Company from the October Offerings totaled approximately $15.9 million, before deducting placement agent fees and offering expenses of approximately $2.8 million. Additionally, upon closing of the October Offerings the Company issued placement agent warrants (the “October Placement Agent’s Warrants”) to purchase 412,800 shares of Common Stock in the aggregate exercisable at a per share price ranging from $1.88 to $3.54, which was equal to 125% of the offering price per share in the applicable October Offering. The October Placement Agent’s Warrants are exercisable during a five-year period commencing 180 days from each of the respective closing dates of the October Offerings. Additionally in October, 1,216,300 of the common warrants from the September 2024 Offering were exercised at $1.53 per share for proceeds totaling approximately $1.9 million.

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

Parkinson’s Disease

Parkinson’s disease (“PD”) is driven in large part by neuroinflammation and activation of brain microglia, leading to increased proinflammatory cytokines (particularly TNF). Multiple daily administrations of levodopa (converted to dopamine in the brain) is the current standard of care treatment for this movement disorder. However, levodopa effectiveness diminishes over time necessitating increased dosage and prolonged daily administration leads to side effects of uncontrolled movements called levodopa-induced dyskinesia, commonly referred to as LID, which is exacerbated by high dose levodopa. Although levodopa provides symptomatic benefit, it does not slow PD progression.

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

To extend this Phase 2 data in progressed patients, the Company has designed a new Phase 2 study of bezisterim (NE3107) as a potential first line therapy to treat patients with new onset PD. In August 2024, the FDA authorized the protocol for this new study.

Long COVID Program

In April 2024, the Company announced the grant of a clinical trial award of up to $13.1 million from the U.S. Department of Defense (“DOD”), awarded through the Peer Reviewed Medical Research Program of the Congressionally Directed Medical Research Programs. In August 2024, U.S. Army Medical Research and Development Command, Office of Human Research Oversight (“OHRO”) approved the Company’s plan to evaluate bezisterim (NE3107) for the treatment of neurological symptoms that are associated with long COVID. and the FDA authorized our Investigational New Drug (“IND”) application for bezisterim (NE3107) allowing us to study a novel, anti-inflammatory approach or the treatment of the debilitating neurocognitive symptoms associated with long covid. The Company anticipates the trial to commence by early 2025.

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

Comparison of the three months ended September 30, 2024 to the three months ended September 30, 2023

Net loss

The net loss for the three months ended September 30, 2024 was approximately $4.2 million and as compared to the net loss of $10.7 million for the three months ended September 30, 2023. The net decrease of $6.5 million for the three months ended September 30, 2024 was comprised of a decrease in research and development expenses of $6.9 million, offset by increased selling, general and administrative expenses of approximately $132,000 and a decrease in other (expense) income, net of approximately $195,000.

Total operating expenses for the three months ended September 30, 2024 were approximately $4.1 million as compared to $10.9 million for the three months ended September 30, 2023. The net decrease of approximately $6.8 million for the three months ended September 30, 2024, was comprised of decreased research and development expenses of approximately $6.9 million primarily due to the completion of clinical trials in the prior fiscal year, offset by a net increase in selling general and administrative expenses of approximately $132,000, primarily attributed to increased legal expenses related to regulatory, patent filings and litigation related to the class action suit.

Research and Development Expenses

Research and development (“R&D”) expenses were approximately $2.0 million for the three months ended September 30, 2024, a decline of approximately $6.9 million from $8.9 million for three months ended September 30, 2023. The net decrease in R&D expenses of approximately $6.9 million is primarily attributed to the completion of clinical trials in the prior fiscal year ended June 30, 2024, causing decreased clinical trials expenses of $5.2 million, a decline in the clinical team expense consisting of reductions in clinical team payroll of approximately $915,000, reduction in the use of consultants of approximately $547,000, a reduction in the use of regulatory and other consultants totaling approximately $274,000, and a decrease in other related expenses of approximately $126,000 in travel, conferences and publications. This was offset by increased expenses in Chemistry, Manufacturing and Controls (“CMC”) totaling approximately $155,000 related to drug production and drug discovery development.

The decline in clinical studies of $5.2 million represented the net decrease in clinical trial studies expense due the completion of the clinical trials in fiscal year 2024 offset by the planning and development of the two new clinical studies PD and LC. The table below summarizes the expense amounts for the three months ended September 30, 2024 and 2023 by study:

	Three Months Ended	Three Months Ended	Increase
	September 2024	September 2023	(Decrease)

New Development

Sunrise PD Phase 2	$241,000	$-	$241,000
Long Covid Program, net of $325,000 reimbursement	145,000	-	145,000
	$386,000	$-	$386,000

Completed Studies

Ascites BIV201 Phase 2b	$(60,000)	$384,000	$(444,000)
AD mild to moderate pivotal Phase 3	27,000	3,636,000	(3,609,000)
PD Phase 2	-	440,000	(440,000)
Investigator-Initiated studies	-	1,081,000	(1,081,000)
	$(33,000)	$5,541,000	$(5,574,000)

Selling, General and Administrative Expenses

Selling, general and administrative expenses were approximately $2.1 million and $1.9 million for the three months ended September 30, 2024 and 2023, respectively. The net decrease of approximately $132,000 was primarily attributed to the increases in legal fee expenses of approximately $400,000 and insurance premiums of approximately $29,000; offset by declines in the executive teams compensation of approximately $188,000, investor relations and other filing fees of approximately $49,000, and other professional and consulting fees of approximately $52,000.

Other Income and Expense

Other expense, net was approximately $30,000 compared to other income, net of $165,000, for the three months ended September 30, 2024 and 2023, respectively. The net increase in other expense of approximately $195,000 is comprised of a reduction in the change in fair value of the related derivative liabilities of approximately $705,000 and a reduction in interest expense of approximately $749,000, offset by a reduction in interest income of approximately $239,000.

Capital Resources and Liquidity

As of September 30, 2024, the Company had working capital of approximately $13.3 million, cash and cash equivalents totaling approximately $20.0 million, stockholders’ equity of approximately $14.1 million, and an accumulated deficit of approximately $338.7 million.

The Company used net cash in operations totaling approximately $3.6 million and net cash provided by financing activities was approximately $241,000 comprised of net proceeds from capital raise activities of $2.3 million offset by the payment of $2.5 million of the Company’s notes payable.

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

Controlled Equity Offering

During the three months ended September 30, 2024, the Company sold approximately 2,143 shares of its Common Stock under its Controlled Equity Offering Sales Agreement with Cantor Fitzgerald & Co for total net proceeds of approximately $6,400 after 3% commissions and offering costs totaling approximately $200. On September 25, 2024, the Company filed a prospectus supplement to suspend sales under the Controlled Equity Offering Sales Agreement.

Registered Direct Offerings

On September 25, 2024, the Company closed a best efforts public offering (the “September 2024 Offering”) of 1,360,800 shares of its common stock, par value $0.0001 per share, pre-funded warrants (the “September Pre-funded Warrants”) to purchase 600,000 shares of Common Stock, and warrants to purchase up to 1,960,800 shares of Common Stock (the “September Common Warrants”) at a combined public offering price of $1.53 per Share, or September Pre-funded Warrant, and the associated September Common Warrant. 265,000 September Pre-funded Warrants were exercised in the three months ended September 30, 2024 and reflected on the condensed statement of changes in stockholders’ equity as a component of proceeds from issuance of common stock. The September Common Warrants have an exercise price of $1.53 per share and are immediately exercisable upon issuance and will expire on the fifth anniversary date of the original issuance date. The gross proceeds to the Company from the September 2024 Offering were approximately $3.0 million, before deducting placement agent fees and offering expenses of approximately $747,000. Additionally, upon closing, the Company issued the placement agent warrants (“September Placement Agent’s Warrants”) to purchase 98,040 shares of Common Stock exercisable at a per share price of $1.91, which was equal to 125% of the public offering price per share. The September Placement Agent’s Warrants are exercisable during a five-year period commencing 180 days from September 25, 2024.

In October 2024, the Company closed three registered direct offerings totaling 8,256,000 shares of its common stock, par value $0.0001 per share, and two concurrent private placements of warrants to purchase up to 8,256,000 shares of Common Stock (the “October Common Warrants”) priced at-the-market under Nasdaq rules at prices ranging from $1.50 to $2.83 per share (the “October Offerings”). The October Common Warrants have exercise prices ranging from $1.37 to $2.83 per share and are exercisable beginning six months following issuance and will expire on the fifth anniversary date of the original issuance dates. The gross proceeds to the Company from the October Offerings totaled approximately $15.9 million, before deducting placement agent fees and offering expenses of approximately $2.8 million. Additionally, upon closing of the October Offerings the Company issued placement agent warrants (the “October Placement Agent’s Warrants”) to purchase 412,800 shares of Common Stock in the aggregate exercisable at a per share price ranging from $1.88 to $3.54, which was equal to 125% of the offering price per share in the applicable October Offering. The October Placement Agent’s Warrants are exercisable during a five-year period commencing 180 days from each of the respective closing dates of the October Offerings.

Critical Accounting Policies and Estimates

For the three-month period ended September 30, 2024, the Company added a Grant Program accounting policy that is disclosed in the Significant Accounting Policies section of the 10-Q. There were no other significant changes to the Company’s critical accounting policies as identified in the Annual Report Form 10-K for the fiscal year ended June 30, 2024.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15f and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

To our knowledge, other than described below, neither the Company nor any of its officers or directors is a party to any material legal proceeding or litigation and such persons know of no material legal proceeding or contemplated or threatened litigation, other than as described below. There are no judgments against us or our officers or directors. None of our officers or directors has been convicted of a felony or misdemeanor relating to securities or performance in corporate office.

On January 19, 2024, a purported shareholder class action complaint, captioned Eric Olmstead v. BioVie Inc. et al., No. 3:24-cv-00035, was filed in the U.S. District Court for the District of Nevada, naming the Company and certain of its officers as defendants. On February 22, 2024, a second, related putative securities class action was filed in the same court asserting similar claims against the same defendants, captioned Way v. BioVie Inc. et al., No. 2:24-cv-00361. On April 15, 2024, the court consolidated these two actions under the caption In re BioVie Inc. Securities Litigation, No. 3:24-cv-00035, appointed the lead plaintiff, and approved selection of the lead counsel. On June 21, 2024, the lead plaintiff filed an amended complaint, alleging that the defendants made material misrepresentations and/or omissions of material fact relating to the Company’s business, operations, compliance, and prospects, including information related to the NM101 Phase 3 study and trial of bezisterim (NE3107) in mild to moderate probable AD, in violation of Sections 10(b) and 20(a) of the Exchange Act, and Rule 10b-5 promulgated thereunder. The class action is on behalf of purchasers of the Company’s securities during the period from December 7, 2022 through November 28, 2023 and seeks unspecified monetary damages on behalf of the putative class and an award of costs and expenses, including attorney’s fees. The defendants filed a motion to dismiss the amended complaint on August 21, 2024, and plaintiffs filed their opposition on October 21, 2024. The defendants’ reply brief is due December 5, 2024. The defendants believe that the claims are without merit and intend to defend vigorously against them, but there can be no assurances as to the outcome.

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

Adverse Developments Affecting the Financial Services Industry and Concentration of Risk

As of September 30, 2024, the Company had cash deposited in a certain financial institution in excess of federally insured levels. The Company regularly monitors the financial stability of the financial institution and believes that it is not exposed to any significant credit risk in cash and cash equivalents. Bank failures, events involving limited liquidity, defaults, non-performance, or other adverse developments that affect financial institutions, or concerns or rumors about such events, may lead to liquidity constraints. In 2023, certain U.S. government banking regulators took steps to intervene in the operations of certain financial institutions due to liquidity concerns, which caused general heightened uncertainties in financial markets. While previous bank failures have not had a material direct impact on the Company’s operations, if further liquidity and financial stability concerns arise with respect to banks and financial institutions, either nationally or in specific regions, the Company’s ability to access cash or enter into new financing arrangements may be threatened, which could have a material adverse effect on its business, financial condition and results of operations.

Risks Relating To Our Common Stock

You may experience future dilution as a result of future equity offerings or if we issue shares subject to options, warrants, stock awards or other arrangements.

As of September 30, 2024, our Articles of Incorporation, as amended, authorize the issuance of 800,000,000 shares of Common Stock, and we had 7,982,986 shares of Common Stock issued and 7,956,660 issued and outstanding. Accordingly, we may issue up to an additional 792,043,340 shares of Common Stock. The future issuance of Common Stock may result in substantial dilution in the percentage of our Common Stock held by our then existing stockholders. We may value any Common Stock in the future on an arbitrary basis. The issuance of Common Stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors, might have an adverse effect on any trading market for our Common Stock and could impair our ability to raise capital in the future through the sale of equity securities.

In order to raise additional capital, we may in the future offer additional shares of our Common Stock or other securities convertible into or exchangeable for our Common Stock. We may sell shares or other securities in offerings at a price per share that is less than the current market price of our securities, and investors purchasing shares or other securities in the future could have rights superior to existing stockholders. The sale of additional shares of our Common Stock or other securities convertible into or exchangeable for our Common Stock would dilute all of our stockholders, and if such sales of convertible securities into or exchangeable into our Common Stock occur at a deemed issuance price that is lower than the current exercise price of our outstanding warrants sold to Acuitas Group Holdings, LLC (“Acuitas”) in August 2022, the exercise price for those warrants would adjust downward to the deemed issuance price pursuant to price adjustment protection contained within those warrants.

As of September 30, 2024, there were warrants outstanding to purchase an aggregate of 4,316,002 shares of our Common Stock at exercise prices ranging from $1.53 to $125.00 per share and 517,996 shares issuable upon exercise of outstanding options at exercise prices ranging from $4.70 to $420.90 per share and restricted stock units totaling 34,566. In addition, pursuant to the Loan and Security Agreement and the Supplement to the Loan and Security Agreement, each entered into on November 30, 2021, with Avenue Venture Opportunities Fund II, L.P. and Avenue Venture Opportunities Fund, L.P., the lenders have the option to convert up to $5 million of the outstanding loan amount into shares of our Common Stock at a conversion price of $69.80 per share. We may also grant additional options, warrants or equity awards. To the extent such shares are issued, the interest of holders of our Common Stock will be diluted.

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

Item 2. Unregistered sales of equity securities

On August 12, 2024, the Company issued 15,000 shares of Common Stock to a vendor as part of their fees in exchange for services. The fair value of the Common Stock at the date of issuance was $2.23 per share. The stock-based compensation expense related to this Common Stock issuance was $33,450.

The offers, sales, and issuances of the securities described above were deemed to be exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder as transactions by an issuer not involving a public offering, as applicable. The recipients of securities in each of these transactions acquired the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the securities issued in these transactions. Each of the recipients of securities in these transactions was an accredited or sophisticated person and had adequate access, through employment, business or other relationships, to information about us.

Other than equity securities issued in transactions disclosed above and on our Current Reports on Form 8-K filed with the SEC on October 22, 2024, October 24, 2024 and October 29, 2024, there were no unregistered sales of equity securities during the period.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

(a) Exhibit index

Exhibit

4.1	Form of Placement Agent’s Warrant Agreement (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on October 22, 2024).

4.2	Form of Placement Agent’s Warrant Agreement (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on October 24, 2024).

4.3	Form of Placement Agent’s Warrant Agreement (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on October 29, 2024).

10.1***	Placement Agent Agreement, dated October 21, 2024, by and between the Company and the Placement Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 22, 2024).

10.2***	Placement Agent Agreement, dated October 23, 2024, by and between the Company and the Placement Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 24, 2024).

10.3***	Placement Agent Agreement, dated October 28, 2024, by and between the Company and the Placement Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 29, 2024).

31.1*	Certification of Chief Executive Officer (Principal Executive Officer) required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer (Principal Financial Officer) required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1**	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer (Principal Financial Officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith.

**	Furnished herewith. This certification is being furnished solely to accompany this report pursuant to 18 U.S.C. Section 1350, and is not being filed for purposes of Section 18 of the Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filings of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

***	Certain portions of this Exhibit have been omitted pursuant to Regulation S-K Item 601(a)(6) promulgated under the Exchange Act. The Registrant agrees to furnish supplementally a copy of any omitted schedule to the SEC upon request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BioVie Inc.,

Signature	Titles	Date

/s/ Cuong V Do
Cuong V Do	Chairman and Chief Executive Officer (Principal Executive Officer)	November 13, 2024

/s/ Joanne Wendy Kim
Joanne Wendy Kim	Chief Financial Officer (Principal Financial and Accounting Officer)	November 13, 2024

