Form 10-Q
period 2024-12-31
BIOVIE INC.
filed 2025-02-11
CIK 1580149

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2024

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

Yes ☐                                          No ☒

There were 18,451,981 shares of the Registrant’s Class A Common Stock, $0.0001 par value per share, outstanding as of February 7, 2025.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

BioVie Inc.

Condensed Balance Sheets

(Unaudited)

	December 31,	June 30,
	2024	2024
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$24,405,517	$23,843,798
Prepaid and other current assets	275,835	204,392
Total current assets	24,681,352	24,048,190

Operating lease right-of-use asset, net	374,303	406,726
Intangible assets, net	293,030	407,718
Goodwill	345,711	345,711

TOTAL ASSETS	$25,694,396	$25,208,345

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$1,382,501	$3,586,912
Current portion of operating lease liability	67,111	60,343
Current portion of notes payable, net of financing cost, unearned premium and discount of $701,210 at June 30, 2024	-	5,701,210
Warrant liability	7,290	3,771
Total current liabilities	1,456,902	9,352,236

Operating lease liability, net of current portion	314,915	349,894

TOTAL LIABILITIES	1,771,817	9,702,130

Commitments and contingencies (Note 10)

STOCKHOLDERS' EQUITY :
Preferred stock; $0.001 par value; 10,000,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock, $0.0001 par value; 800,000,000 shares authorized at December 31, 2024 and June 30, 2024; 18,478,307 shares issued of which 18,451,981 shares are outstanding at December 31, 2024; and 6,216,398 shares issued of which 6,190,072 shares outstanding at June 30, 2024	7,456	6,229
Additional paid in capital	369,781,837	349,732,674
Accumulated deficit	(345,866,687)	(334,232,661)
Treasury stock	(27)	(27)
Total stockholders' equity	23,922,579	15,506,215

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$25,694,396	$25,208,345

See accompanying notes to unaudited condensed financial statements

BioVie Inc.

Condensed Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	December 31, 2024	December 31, 2023	December 31, 2024	December 31, 2023

OPERATING EXPENSES:
Amortization of intangible assets	$57,344	$57,344	$114,688	$114,688
Research and development expenses	4,704,806	6,470,262	6,695,003	15,345,922
Selling, general and administrative expenses	2,530,679	2,253,802	4,605,219	4,196,619
TOTAL OPERATING EXPENSES	7,292,829	8,781,408	11,414,910	19,657,229

LOSS FROM OPERATIONS	(7,292,829)	(8,781,408)	(11,414,910)	(19,657,229)

OTHER EXPENSE (INCOME):
Change in fair value of derivative liabilities	6,036	(982,534)	3,519	(1,690,336)
Interest expense	66,700	820,600	322,725	1,825,268
Interest income	(253,036)	(218,029)	(476,593)	(680,252)
TOTAL OTHER INCOME, NET	(180,300)	(379,963)	(150,349)	(545,320)

NET LOSS	$(7,112,529)	$(8,401,445)	$(11,264,561)	$(19,111,909)

Deemed dividend related to ratchet adjustment to warrants	44,424	-	369,465	-

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(7,156,953)	$(8,401,445)	$(11,634,026)	$(19,111,909)

NET LOSS PER COMMON SHARE
- Basic	$(0.46)	$(2.20)	$(1.05)	$(5.10)
- Diluted	$(0.46)	$(2.20)	$(1.05)	$(5.10)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
- Basic	15,717,247	3,817,077	11,042,832	3,744,476
- Diluted	15,717,247	3,817,077	11,042,832	3,744,476

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(7,156,953)	$(8,401,445)	$(11,634,026)	$(19,111,909)

Other comprehensive loss
Reclassification of unrealized gains on available-for-sale investments upon settlement	-	-	-	(176,591)
Total other comprehensive loss	-	-	-	(176,591)
Comprehensive loss	$(7,156,953)	$(8,401,445)	$(11,634,026)	$(19,288,500)

See accompanying notes to unaudited condensed financial statements

BioVie Inc.

Condensed Statements of Changes in Stockholders’ Equity

(Unaudited)

							Accumulated
				Additional			Other		Total
	Common Stock	Common Stock		Paid in	Treasury Stock	Treasury Stock	Comprehensive	Accumulated	Stockholders'
	Shares	Amount		Capital	Shares	Amount	Income	Deficit	Equity

Balance, June 30, 2023	3,645,183	$3,643	#	$316,385,759	(2,288)	$(2)	$176,591	$(301,225,705)	$15,340,286

Stock-based compensation - stock options	-	-		808,027	-	-	-	-	808,027

Stock-based compensation - restricted stock units	-	-		380,834	-	-	-	-	380,834

Proceeds from issuance of common stock, net of costs of $118,891	43,220	4		1,905,832	-	-	-	-	1,905,836

Issuance of common stock from vesting of - restricted stock units	3,873	-		-	-	-	-	-	-

Net loss	-	-		-	-	-	-	(10,710,464)	(10,710,464)

Relcassification of unrealized gains on available for sale investments upon settlement	-	-		-	-	-	(176,591)	-	(176,591)

Balance, September 30, 2023	3,692,276	3,647		319,480,452	(2,288)	(2)	-	(311,936,169)	7,547,928

Stock-based compensation - stock options	-	-		619,701	-	-	-	-	619,701

Stock-based compensation - restricted stock units	-	-		303,173	-	-	-	-	303,173

Proceeds from issuance of common stock, net of costs of $258,254	290,090	290		7,421,588	-	-	-	-	7,421,878

Issuance of common stock from vesting of - restricted stock units	4,305	4		(4)	-	-	-	-	-

Net loss	-	-		-	-	-	-	(8,401,445)	(8,401,445)

Balance, December 31, 2023	3,986,671	$3,941		$327,824,910	(2,288)	$(2)	$-	$(320,337,614)	$7,491,235

Balance, June 30, 2024	6,216,398	$6,229		349,732,674	(26,326)	$(27)	$-	$(334,232,661)	$15,506,215

Stock-based compensation - stock options	-	-		118,898	-	-	-	-	118,898

Stock-based compensation - restricted stock units	-	-		301,491	-	-	-	-	301,491

Issuance of common stock from vesting of - restricted stock units	3,408	-		-	-	-	-	-	-

Stock-based compensation - issuance of common stock for services rendered	15,000	2		33,448	-	-	-	-	33,450

Proceeds from issuance of common stock, net of costs of $747,408	1,627,943	163		2,258,900	-	-	-	-	2,259,063

Issuance of additional shares for fractional shares effected by the reverse split	120,237	12		(12)	-	-	-	-	-

Deemed dividend for ratchet adjustment to warrants	-	-		325,041	-	-	-	(325,041)	-

Net Loss	-	-		-	-	-	-	(4,152,032)	(4,152,032)

Balance, September 30, 2024	7,982,986	6,406		352,770,440	(26,326)	(27)	-	(338,709,734)	14,067,085

Stock-based compensation - stock options	-	-		385,328	-	-	-	-	385,328

Stock-based compensation - restricted stock units	-	-		265,804	-	-	-	-	265,804

Issuance of common stock from vesting of - restricted stock units	3,807	-		-	-	-	-	-	-

Exercise of warrants	2,231,300	224		2,901,117	-	-	-	-	2,901,341

Cashless exercise of warrants	4,214	-		-	-	-	-	-	-

Proceeds from issuance of common stock, net of costs of $2,492,880	8,256,000	826		13,414,724	-	-	-	-	13,415,550

Deemed dividend for ratchet adjustment to warrants	-	-		44,424	-	-	-	(44,424)	-

Net Loss	-	-		-	-	-	-	(7,112,529)	(7,112,529)

Balance, December 31, 2024	18,478,307	$7,456		$369,781,837	(26,326)	$(27)	$-	$(345,866,687)	$23,922,579

See accompanying notes to unaudited condensed financial statements

BioVie Inc.

Condensed Statements of Cash Flows

(Unaudited)

	Six Months Ended	Six Months Ended
	December 31, 2024	December 31, 2023

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(11,264,561)	$(19,111,909)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of intangible assets	114,688	114,688
Stock based compensation - restricted stock units	567,295	684,007
Stock based compensation expense - stock options	504,226	1,427,728
Stock based compensation expense - issuance of common stock for services rendered	33,450	-
Amortization of financing costs	11,820	68,560
Accretion of unearned loan discount	111,212	645,027
Accretion of loan premium	25,758	149,394
Realized gain on maturity of available-for sale	-	(223,865)
Non-cash lease expense from right-of-use assets	32,423	20,371
Change in fair value of derivative liabilities	3,519	(1,690,336)
Changes in operating assets and liabilities:
Prepaid and other current assets	(71,443)	(232,437)
Accounts payable and accrued expenses	(2,204,411)	131,837
Operating lease liabilities	(28,211)	(21,579)
Other current liabilities	-	(48,385)
Net cash used in operating activities	(12,164,235)	(18,086,899)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from U.S. Treasury Bills (available-for-sale)	-	14,525,000
Net cash provided by investing activities	-	14,525,000

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	15,674,613	9,327,714
Proceeds from exercise of warrants	2,901,341	-
Payment of loan premium	(850,000)	-
Payments of note payable	(5,000,000)	(5,000,000)
Net cash provided by financing activities	12,725,954	4,327,714

Net change in cash and cash equivalents	561,719	765,815

Cash and cash equivalents, beginning of period	23,843,798	19,460,883

Cash and cash equivalents, end of period	$24,405,517	$20,226,698

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$173,935	$962,288

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES:
Reclassification of unrealized gains on U.S. Treasury Bills (available-for-sale investments) upon settlement	$-	$176,591
Deemed dividend for ratchet adjustment to warrants	$369,465	$-

See accompanying notes to unaudited condensed financial statements

BioVie Inc.

Notes to Condensed Financial Statements

For the Three and Six Months Ended December 31, 2024 and 2023

(unaudited)

1.	Background Information

BioVie Inc. (the “Company” or “we” or “our”) is a clinical-stage company developing innovative drug therapies to treat chronic debilitating conditions including neurological and neuro-degenerative disorders and liver disease.

The Company acquired the biopharmaceutical assets of NeurMedix, Inc. (“NeurMedix”) a privately held clinical-stage pharmaceutical company and a related party in June 2021. The acquired assets included NE3107 or (“Bezisterim”). Bezisterim, the approved generic name for NE3107 is an investigational, novel, orally administered small molecule that is thought to inhibit inflammation-driven insulin resistance and major pathological inflammatory cascades with a novel mechanism of action. There is emerging scientific consensus that both inflammation and insulin resistance may play fundamental roles in the development of Alzheimer’s disease (“AD”) and Parkinson’s disease (“PD”), and Beizisterim could, if approved by the U.S. Food and Drug Administration (“FDA”), represent an entirely new medical approach to treating these devastating conditions affecting an estimated 6 million Americans suffering from AD and 1 million Americans suffering from PD.

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

To extend this Phase 2 data in progressed patients, the Company has designed a new Phase 2 study of bezisterim (NE3107) as a potential first line therapy to treat patients with new onset PD. In July 2024, the Company submitted the new protocol and received a response from the FDA which permitted the Company to proceed with the study. The trial is anticipated to commence during the first calendar quarter of 2025.

Long COVID Program

In April 2024, the Company announced the grant of a clinical trial award of up to $13.1 million from the U.S. Department of Defense (“DOD”), awarded through the Peer Reviewed Medical Research Program of the Congressionally Directed Medical Research Programs. In August 2024, U.S. Army Medical Research and Development Command, Office of Human Research Oversight (“OHRO”) approved the Company’s plan to evaluate bezisterim (NE3107) for the treatment of neurological symptoms that are associated with long COVID. and the FDA authorized our Investigational New Drug (“IND”) application for bezisterim (NE3107) allowing the Company to study a novel, anti-inflammatory approach or the treatment of the debilitating neurocognitive symptoms associated with long covid. The Company anticipates the trial to commence by first calendar quarter of 2025. The Company was reimbursed approximately $325,000 for trial costs during the six months ended December 31, 2024. Subsequent to December 31, 2024, additional reimbursements of approximately $2.6 million were received for trial costs incurred through December 31, 2024.

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

The Company’s operations are subject to a number of factors that can affect its operating results and financial conditions. Such factors include, but are not limited to: the results of clinical testing and trial activities of the Company’s products; the Company’s ability to obtain regulatory approval to market its products; competition from products manufactured and sold or being developed by other companies; the price of, and demand for, Company products; the Company’s ability to negotiate favorable licensing or other manufacturing and marketing agreements for its products; and the Company’s ability to raise capital. The Company’s financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of December 31, 2024, the Company had working capital of approximately $23.2 million, cash and cash equivalents totaling approximately $24.4 million, stockholders’ equity of approximately $23.9 million, and an accumulated deficit of approximately $345.9 million. The Company is in the pre-revenue stage and no revenues are expected in the foreseeable future. The Company’s future operations are dependent on the success of the Company’s ongoing development and commercialization efforts, as well as its ability to secure additional financing as needed. Projected cash flows could be extended if further measures are taken to delay planned expenditures on our research protocols and slow the progress in the Company’s development and launch of next phase clinical programs.

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

Investments in U.S. Treasury Bills

Investments in U.S. Treasury Bills with maturities greater than three months, are accounted for as available-for-sale and are recorded at fair value. Realized gains were included in the accompanying condensed statements of operations and comprehensive loss from the settlement of available-for-sale investments during the six months ended December 31, 2023. The Company had no outstanding investment securities with original maturities of greater than three months at the time of purchase as of and during the three and six months ended December 31, 2024.

Concentration of Credit Risk in the Financial Service Industry

As of December 31, 2024, the Company had cash deposited in certain financial institutions in excess of federally insured levels. The Company regularly monitors the financial stability of these financial institutions and believes that it is not exposed to any significant credit risk in cash and cash equivalents. However, if liquidity and financial stability concerns arise with respect to banks and financial institutions, either nationally or in specific regions, the Company’s ability to access cash or enter into new financing arrangements may be threatened, which could have a material adverse effect on its business, financial condition and results of operations.

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

The Company’s financial instruments include cash and cash equivalents, accounts payable and the carrying value of the operating lease liabilities and notes payable. The carrying amounts of cash and accounts payable approximate their fair value, due to the short-term nature of these items. The carrying amounts of notes payable and operating lease liabilities approximate their fair values since they bear interest at rates which approximate market rates for similar debt instruments.

Net Loss per Common Share

Basic net loss per common share is computed by dividing the net loss attributable to Common Stockholders by the weighted average number of shares of Common Stock outstanding during the period. Diluted net loss per common share is computed by dividing the net loss attributable to Common Stockholders by the weighted average number of shares of Common Stock outstanding and potentially outstanding shares of Common Stock during the period to reflect the potential dilution that could occur from common shares issuable through stock options, warrants, and convertible debentures. For the three and six months ending December 31, 2024 and 2023, such amounts were excluded from the diluted loss since their effect was considered anti-dilutive due to the net loss for the periods presented.

The table below shows the potential shares of common stock, presented based on amounts outstanding at each period end, which were excluded from the computation of diluted net loss per share attributable to common stockholders because including them would have had an anti-dilutive effect:

	December 31, 2024	December 31, 2023
	Number of Shares	Number of Shares
Stock Options	967,811	471,333
Warrants	9,600,835	777,029
Restricted Stock Units	97,067	68,743
Notes payable conversion option	-	71,633
Total	10,665,713	1,388,738

Reverse stock split

The company effected a 1:10 reverse split of the issued and outstanding shares of its Class A common stock which was approved by the board of directors after the approval obtained from shareholders at a special meeting on July 29, 2024 which became effective on Nasdaq on August 6, 2024, 5 trading days after the shareholders’ approval was obtained. All historical share and earnings per share amounts have been retroactively adjusted to reflect the split.

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

4.	Intangible Assets

The Company’s intangible assets consist of intellectual property acquired from LAT Pharma, Inc. and are amortized over their estimated useful lives.

The following is a summary of the Company’s intangible assets:

	December 31, 2024	June 30, 2024

Intellectual Property	$2,293,770	$2,293,770
Less: Accumulated Amortization	(2,000,740)	(1,886,052)
Intellectual Property, Net	$293,030	$407,718

Amortization expense was $57,344 in each of the three-month periods ended December 31, 2024 and 2023. Amortization expense was $114,688 in each of the six-month periods ended December 31, 2024 and 2023. The Company amortizes intellectual property over the expected original useful lives of 10 years.

Estimated future amortization expense is as follows:

Year ending June 30, 2025 (Remaining 6 months)	$114,689
2026	178,341
$293,030

5.	Related Party Transactions

Equity Transactions with Acuitas

On July 15, 2022, the Company entered into a securities purchase agreement with Acuitas Group Holdings, LLC (“Acuitas”), the Company’s largest stockholder, pursuant to which Acuitas agreed to purchase from the Company, in a private placement, (i) an aggregate of 363,636 shares of the Company’s Common Stock, at a price of $16.50 per share (the “PIPE Shares”), and (ii) a warrant to purchase 727,273 shares of Common Stock (“PIPE Warrant Shares”), at an exercise price of $18.20, with a term of exercise of five years. The down round feature reduced the exercise price of the PIPE Warrant Shares to $10.00 per share on March 6, 2024, $1.53 per share on September 25, 2024 and again to $1.37 on October 22, 2024 in connection with the offerings further described in Note 8, as the Company sold stock at a price lower than its initial exercise price.

For the three months ended September 30, 2024, the Company calculated the difference in fair value of the PIPE Warrant Shares between the stated exercise price and the reduced exercise price and recorded $325,041 as a deemed dividend in the accompanying condensed statement of changes in stockholders’ equity. The fair value of the PIPE Warrant Shares were estimated using the Black Scholes Method with the following inputs, the stock price of $1.20, exercise price of $1.53 and $10.00, remaining term of 2.9 years, risk free rate of 3.5% and volatility of 93.0%.

For the three months ended December 31, 2024, the Company calculated the difference in fair value of the PIPE Warrant Shares between the stated exercise price and the reduced exercise price and recorded $44,424 as a deemed dividend in the accompanying condensed statement of changes in stockholders’ equity. The fair value of the PIPE Warrant Shares were estimated using the Black Scholes Method with the following inputs, the stock price of $3.36, exercise price of $1.53 and $1.37, remaining term of 2.8 years, risk free rate of 3.99% and volatility of 94.0%.

For the six months ended December 31, 2024, the Company recorded $369,465 as a deemed dividend in the accompanying condensed statement in stockholders’ equity.

Consulting expenses

During the three months ended December 31, 2024, the Company paid a Director of the Company $50,000 for consulting services which are reflected as a component of selling, general and administrative expenses on the accompanying condensed statement of operations and comprehensive loss.

6.	Notes Payable

On November 30, 2021 (the “Closing Date”), the Company entered into a Loan and Security Agreement and the Supplement to the Loan and Security Agreement and Promissory Notes (together, the “Loan Agreement”) with Avenue Venture Opportunities Fund, L.P. (“AVOPI”) and Avenue Venture Opportunities Fund II, L.P. (“AVOPII,” and together with AVOPI, “Avenue”) for growth capital loans in an aggregate commitment amount of up to $20 million (the “Loan”). On the Closing Date, $15 million of the Loan was funded (“Tranche 1”). The Loan bore interest at an annual rate equal to the greater of (a) the sum of 7.00% plus the prime rate as reported in The Wall Street Journal and (b) 10.75%. The Loan was secured by a lien upon and security interest in all of the Company’s assets, including intellectual property, subject to agreed exceptions. The Loan was paid in full on its maturity date of December 1, 2024 along with a final payment equal to 4.25% of the Loan commitment amount, or $850,000, the (“Loan Premium”).

The Loan Agreement included a conversion option to convert up to $5.0 million of the principal amount of the Loan outstanding at the option of Avenue, into shares of the Company’s Common Stock at a conversion price of $69.80 per share (the “Conversion Option”).

On the Closing Date, the Company also issued to Avenue warrants to purchase 36,101 shares of Common Stock of the Company (the “Avenue Warrants”) at an exercise price per share equal to $58.20. The Avenue Warrants are exercisable until November 30, 2026.

The amount of the carrying value of the notes payable was determined by allocating portions of the outstanding principal of the notes, resulting in approximately $1.4 million allocated to the fair value of the Avenue Warrants, and approximately $2.2 million allocated to the fair value of the embedded Conversion Option. Accordingly, the total amount of unearned discount of approximately $3.6 million, the total direct financing cost of approximately $390,000 and the Loan Premium of $850,000 were amortized using the effective interest method over the term of the Loan.

Total interest expense associated with the Loan was approximately $62,000, which is reflected as a component of interest expense on the accompanying condensed statements of operations and comprehensive loss for the three months ended December 31, 2024. Interest expense associated with this loan was comprised of interest incurred on the outstanding principal of the loan of approximately $33,000, amortization of financing costs of approximately $2,000, amortization of the unearned discount of $22,000, and the accretion of the Loan Premium of approximately $5,000. Total interest expense associated with the Loan was approximately $312,000, which is reflected as a component of interest expense on the accompanying condensed statements of operations and comprehensive loss for the six months ended December 31, 2024. Interest expense associated with this loan was comprised of interest incurred on the outstanding principal of the loan of approximately $163,000, amortization of financing costs of approximately $12,000, amortization of the unearned discount of approximately $111,000, and the accretion of the Loan Premium of approximately $26,000.

Total interest expense associated with the Loan for the three months ended December 31, 2023 was approximately $682,000 on the accompanying condensed statements of operations and comprehensive loss. Interest expense was comprised of interest incurred on the outstanding principal of the loan of approximately $429,000, amortization of financing costs of approximately $31,000, amortization of the unearned discount of approximately $289,000 and the accretion of Loan Premium of approximately $67,000. Total interest expense associated with the Loan for the six months ended December 31, 2023 was approximately $1.5 million on the accompanying condensed statements of operations and comprehensive loss. Interest expense was comprised of interest incurred on the outstanding principal of the loan of approximately $955,000, amortization of financing costs of approximately $69,000, amortization of the unearned discount of approximately $645,000 and the accretion of Loan Premium of approximately $149,000.

The following is a summary of the Notes Payable as of December 31, 2024 and June 30, 2024:

	December 31, 2024	June 30, 2024

Current portion of Notes Payable	$-	$5,000,000
Less: debt financing costs	-	(11,820)
Less: unearned discount	-	(111,212)
Plus: accretion of Loan Premium	-	824,242
Current portion of Notes Payable, net of financing costs, unearned premium and discount	$-	$5,701,210

7.	Fair Value Measurements

At December 31, 2024 and June 30, 2024, the estimated fair value of derivative liabilities measured on a recurring basis are as follows:

	Fair Value Measurements at
	December 31, 2024
	Level 1	Level 2	Level 3	Total

Derivative liability - Warrants	$-	$-	$7,290	$7,290
Derivative liability - Conversion Option	-	-	-	-
Total derivative liabilities	$-	$-	$7,290	$7,290

	Fair Value Measurements at
	June 30, 2024
	Level 1	Level 2	Level 3	Total

Derivative liability - Warrants	$-	$-	$3,771	$3,771
Derivative liability - Conversion option	-	-	-	-
Total derivative liabilities	$-	$-	$3,771	$3,771

The following table presents the activity for level 3 liabilities measured at fair value using unobservable inputs for the six months ended December 31, 2024:

	Derivative liabilities - Warrants	Derivative liability - Conversion Option
Balance at June 30, 2024	$3,771	$-
Additions to level 3 liabilities	-	-
Change in fair value of level 3 liabilities	3,519	-
Transfer in and/or out of Level 3	-	-
Balance at December 31, 2024	$7,290	$-

The following table presents the activity for level 3 liabilities measured at fair value using unobservable inputs for the six months ended December 31, 2023:

	Derivative liability - Warrants	Derivative liability - Conversion Option
Balance at June 30, 2023	$894,280	$925,762
Additions to level 3 liabilities	-	-
Change in fair value of level 3 liabilities	(771,122)	(919,214)
Transfer in and/or out of level 3	-	-
Balance at December 31, 2023	$123,158	$6,548

The fair value of the Avenue Warrants at December 31, 2024, in the accompanying condensed balance sheets, was $7,290. The total change in the fair value of the derivative liabilities totaled approximately $3,519 and $1.7 million for the six months ended December 31, 2024 and 2023, respectively; and accordingly, was recorded in the accompanying condensed statements of operations and comprehensive loss. The assumptions used in the Black Scholes model to value the derivative liabilities at December 31, 2024 included the closing stock price of $2.00 per share; for the Avenue Warrants, the exercise price of $58.20, remaining term 1.9 years, risk free rate of 4.2% and volatility of 95.0%. The Conversion Option was nil as of December 31, 2024 and June 30, 2024.

Derivative liability – Avenue Warrants

The Avenue Warrants were not considered to be indexed to the Company’s own stock, and accordingly, were recorded as a derivative liability at fair value in the accompanying condensed balance sheets at December 31, 2024 and June 30, 2024, respectively.

The Black Scholes model was used to calculate the fair value of the derivative warrant to bifurcate the amount from the Avenue Loan amount funded. The Avenue Warrants are recorded at fair value at the date of issuance and remeasured at each subsequent reporting period end date.

Embedded derivative liability – Conversion Option

The Conversion Option was accounted for as an embedded derivative liability and required bifurcation from the Loan amount. The Black Scholes model was used to calculate the fair value of the Conversion Option to bifurcate it from the Loan.

Financial assets

As of December 31, 2024, investments in U.S. Treasury Bills were valued through use of quoted prices and are classified as Level 1. The following table presents information about our assets that are measured at fair value on a recurring basis using the above input categories.

	Fair Value Measurements at
	December 31, 2024
	Level 1	Level 2	Level 3	Total

Cash	$4,326,075	$-	$-	$4,326,075
U.S. Treasury Bills due in 3 months or less at purchase	20,079,442	-	-	20,079,442

Total	$24,405,517	$-	$-	$24,405,517

	Fair Value Measurements at
	June 30, 2024
	Level 1	Level 2	Level 3	Total

Cash	$12,763,941	$-	$-	$12,763,941
U.S. Treasury Bills due in 3 months or less at purchase	11,079,857	-	-	11,079,857

Total	$23,843,798	$-	$-	$23,843,798

8.	Equity Transactions

Issuance of common stock for cash

On August 31, 2022, the Company entered into a Controlled Equity Offering Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. and B. Riley Securities, Inc. (collectively, the “Agents”), pursuant to which the Company may issue and sell from time-to-time shares of the Company’s common stock through the Agents, subject to the terms and conditions of the Sales Agreement. On April 6, 2023, the Company and B. Riley Securities, Inc. mutually agreed to terminate B. Riley Securities, Inc.’s role as a sales agent under the Sales Agreement. During the three months ended December 31, 2023, the Company sold 290,090 shares of common stock under the Sales Agreement for total net proceeds of approximately $7.4 million after 3% commissions and expenses of approximately $258,000. During the six months ended December 31, 2023, the Company sold 333,310 shares of common stock under the Sales Agreement for total net proceeds of approximately $9.3 million after 3% commissions and expenses of approximately $377,000. During the six months ended December 31, 2024, the Company sold approximately 2,143 shares of its Common Stock under its Controlled Equity Offering Sales Agreement with Cantor Fitzgerald & Co for total net proceeds of approximately $6,400 after 3% commissions and offering costs totaling approximately $200. On September 25, 2024, the Company filed a prospectus supplement to suspend sales under the Controlled Equity Offering Sales Agreement.

On September 25, 2024, the Company closed a best efforts public offering (the “September 2024 Offering”) of 1,360,800 shares of its common stock, par value $0.0001 per share, pre-funded warrants (the “September Pre-funded Warrants”) to purchase 600,000 shares of Common Stock, and warrants to purchase up to 1,960,800 shares of Common Stock (the “September Common Warrants”) at a combined public offering price of $1.53 per share, or September Pre-funded Warrant, and the associated September Common Warrant. 265,000 September Pre-funded Warrants were exercised in the three months ended September 30, 2024 and reflected on the condensed statement of changes in stockholders’ equity as a component of proceeds from issuance of common stock. The September Common Warrants have an exercise price of $1.53 per share and were immediately exercisable upon issuance and will expire on the fifth anniversary date of the original issuance date. The gross proceeds to the Company from the September 2024 Offering were approximately $3.0 million, before deducting placement agent fees and offering expenses of approximately $747,000. Additionally, upon closing, the Company issued the placement agent warrants (“September Placement Agent’s Warrants”) to purchase 98,040 shares of Common Stock exercisable at a per share price of $1.91, which was equal to 125% of the public offering price per share. The September Placement Agent’s Warrants are exercisable during a five-year period commencing 180 days from September 25, 2024.

In October 2024, the Company closed three registered direct offerings totaling 8,256,000 shares of its common stock, par value $0.0001 per share, and two concurrent private placements of warrants to purchase up to 7,110,000 shares of Common Stock (the “October Common Warrants”) priced at-the-market under Nasdaq rules at prices ranging from $1.50 to $2.83 per share (the “October Offerings”). The October Common Warrants have exercise prices ranging from $1.37 to $2.12 per share and are exercisable beginning six months following issuance and will expire on the fifth anniversary date of the original issuance dates. The gross proceeds to the Company from the October Offerings totaled approximately $15.9 million, before deducting placement agent fees and offering expenses of approximately $2.5 million. Additionally, upon closing of the October Offerings, the Company issued placement agent warrants (the “October Placement Agent’s Warrants”) to purchase 412,800 shares of Common Stock in the aggregate exercisable at a per share price ranging from $1.88 to $3.54, which was equal to 125% of the offering price per share in the applicable October Offering. The October Placement Agent’s Warrants are exercisable during a five-year period commencing 180 days from each of the respective closing dates of the October Offerings.

During the three months ended December 31, 2024, 1,896,300 of common warrants from the September 2024 Offering were exercised at $1.53 per share for proceeds totaling approximately $2.9 million, and 335,000 September Pre-funded Warrants were also exercised. In addition, 6,667 September Placement Agent’s Warrants were exercised on a cashless exercise basis and 4,214 common shares were issued.

Issuance of common stock for services

On August 12, 2024, the Company awarded 15,000 shares of Common Stock to a vendor as part of their fees in exchange for services. The fair value of the Common Stock at the date of issuance was $2.23 per share. The stock-based compensation expense related to this Common Stock issuance was $33,450.

Stock Options

The following table summarizes the activity relating to the Company’s stock options for the six months ended December 31, 2024:

	Options	Weighted-Average Exercise Price	Weighted Remaining Average Contractual Term	Aggregate Intrinsic Value
Outstanding at June 30, 2024	518,076	$54.11	6.1	$-
Options Granted	490,261	2.40	7.1	-
Options Expired	(31,736)	71.34	-	-
Options Canceled	(8,790)	17.01	-	-
Outstanding at December 31, 2024	967,811	$27.69	6.4	$32,196
Exercisable at December 31, 2024	409,987	$48.46	5.6	$10,732

The fair value of each option on the date of grant is estimated using the Black-Scholes option pricing model. The pricing model reflects the following weighted-average assumptions for the six months ended December 31, 2024 and 2023:

	December 31, 2024	December 31, 2023
Expected life of options (in years)	4	5
Expected volatility	93.44%	87.11%
Risk free interest rate	4.34%	4.80%
Dividend Yield	0%	0%

On December 20, 2024, the Company issued to employees and directors stock options to purchase 208,902 and 113,055 shares of common stock, respectively; at an exercise price of $1.90, the Company’s stock price at the close on December 20, 2024. The fair value of the stock options issued to Directors were $1.20 per share. The fair value of the stock options issued to Management was $1.43 per share.

The Company recorded stock-based compensation expense relating to the vesting of stock options of approximately $385,000 and $620,000 for the three months ended December 31, 2024 and 2023, respectively. The total stock-based compensation expense from stocks options for the six months ended December 31, 2024 and 2023 was $504,000 and $1.4 million, respectively.

Restricted stock units:

On November 20, 2024, the Company issued equity awards as part of the board of directors’ annual compensation. Two directors received 66,900 restricted stock units (“RSUs”) with a grant date fair value of $3.36 per share and three directors received stock options to purchase 168,300 shares of common stock at an exercise price of $3.36 per share with a grant date fair value of $2.11 per share. The RSUs vest quarterly on February 8, 2025, May 8, 2025, August 8, 2025 and the earlier of November 8, 2025 or the next annual shareholders’ meeting. During the three months ended December 31, 2024, 3,410 shares were issued related to the final tranche of RSUs that vested, from the directors’ annual equity awards granted November 9, 2023.

Additionally, during the three months ended December 31, 2024, 397 shares were issued related to the vesting of RSUs previously awarded to a consultant.

The following table summarizes the unvested restricted stock units outstanding at June 30, 2024 and December 31, 2024:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share

Unvested at June 30, 2024	40,291	$44.59
Issued	66,900	3.36
Vested	(15,291)	47.33
Canceled	(2,913)	36.45
Unvested at December 31, 2024	88,987	$13.41

The total stock-based compensation expense from restricted stock units for the three months ended December 31, 2024 and 2023 was approximately $266,000 and $303,000, respectively.  The total stock-based compensation expense from restricted stock units for the six months ended December 31, 2024 and 2023 was approximately $567,000 and $684,000, respectively.

There were 8,080 RSUs that vested on November 23, 2024 and the related shares of common stock will be issued and delivered by March 15, 2025.

Stock Warrants

The following table summarizes the warrants activity during the six months ended December 31, 2024:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value
Outstanding and exercisable at June 30, 2024	1,932,029	$14.03	4.0	$-
Granted	10,181,640	1.65	4.8	-
Exercised	(2,502,967)	1.53	-	-
Expired	(9,867)	22.50	-	-
Outstanding and exercisable at December 31, 2024	9,600,835	$3.50	4.6	$3,322,376

The table below shows the expiration of the warrants outstanding as of December 31, 2024:

Number of Warrants

Expiring June 30, 2025	271
2026	3,518
2027	36,100
2028	727,273
2029	1,155,000
2030	7,678,673
Total outstanding warrants	9,600,835

9.	Leases

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

Total operating lease expense for the three months ended December 31, 2024 and 2023 was approximately $32,000 and $13,000, respectively, and for the six months ended December 31, 2024 and 2023 was approximately $63,000 and $26,000, respectively, which is included in the accompanying condensed statements of operations and comprehensive loss as a component of selling, general and administrative expenses.

The right-of-use asset, net and current and non-current portion of the operating lease liabilities included in the accompanying condensed balance sheets are as follows:

	December 31, 2024	June 30, 2024
Assets
Operating lease right-of-use asset, net	$374,303	$406,726

Liabilities
Current portion of operating lease liability	$67,111	$60,343
Operating lease liability, net of current portion	314,915	349,894
Total operating lease liability	$382,026	$410,237

At December 31, 2024, the future estimated minimum lease payments under non-cancelable operating leases are as follows:

Year ending June 30, 2025 (Remaining 6 months)	$59,805
2026	122,042
2027	126,313
2028	130,734
2029	77,796
Total minimum lease payments	516,690
Less amount representing interest	(134,664)
Present value of future minimum lease payments	382,026
Less current portion of operating lease liability	(67,111)
Operating lease liability, net of current portion	$314,915

Total cash paid for amounts included in the measurement of lease liabilities were $58,110 and $25,800 for the six months ended December 31, 2024 and 2023, respectively.

The weighted average remaining lease term and discount rate as of December 31, 2024 and June 30, 2024 were as follows:

	December 31, 2024	June 30, 2024

Weighted average remaining lease term (Years)
Operating lease	4.1	4.6
Weighted average discount rate
Operating lease	15.00%	15.00%

10.	Commitments and Contingencies

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

Shareholder class action complaint

On January 19, 2024, a purported shareholder class action complaint, captioned Eric Olmstead v. BioVie Inc. et al., No. 3:24-cv-00035, was filed in the U.S. District Court for the District of Nevada, naming the Company and certain of its officers as defendants. On February 22, 2024, a second, related putative securities class action was filed in the same court asserting similar claims against the same defendants, captioned Way v. BioVie Inc. et al., No. 2:24-cv-00361. On April 15, 2024, the court consolidated these two actions under the caption In re BioVie Inc. Securities Litigation, No. 3:24-cv-00035, appointed the lead plaintiff, and approved selection of the lead counsel. On June 21, 2024, the lead plaintiff filed an amended complaint, alleging that the defendants made material misrepresentations and/or omissions of material fact relating to the Company’s business, operations, compliance, and prospects, including information related to the NM101 Phase 3 study and trial of bezisterim (NE3107) in mild to moderate probable AD, in violation of Sections 10(b) and 20(a) of the  Exchange Act, and Rule 10b-5 promulgated thereunder. The class action is on behalf of purchasers of the Company’s securities during the period from December 7, 2022 through November 28, 2023, and seeks unspecified monetary damages on behalf of the putative class and an award of costs and expenses, including attorney’s fees. The defendants filed a motion to dismiss the amended complaint on August 21, 2024, and plaintiffs filed their opposition on October 21, 2024 and the defendants’ reply brief was filed on December 5, 2024.

On December 30, 2024, a shareholder derivative lawsuit was filed in the United States District Court for the District of Nevada by putative stockholder Andrew Hulm, allegedly on behalf of the Company, that piggy-backs on the securities class action also pending in that court. The derivative complaint names certain current and former officers and directors as defendants, and generally alleges that they breached their fiduciary duties by causing or failing to prevent the securities violations alleged in the securities class action.

The Company believes that the claims are without merit and intend to defend vigorously against them, but there can be no assurances as to the outcome.

11.	Employee Benefit Plan

On August 1, 2021, the Company began sponsoring an employee benefit plan subject to Section 401(K) of the Internal Revenue Service Code (the “401K Plan”) pursuant to which, all employees meeting eligibility requirements are able to participate.

Subject to certain limitations in the Internal Revenue Code, eligible employees are permitted to make contributions to the 401K Plan on a pre-tax salary reduction basis and the Company will match 5% of the first 5% of an employee’s contributions to the 401K Plan. The Company made contributions into the plan of approximately $27,500 and $20,500, for the three months ended December 31, 2024 and 2023, respectively. The Company made contributions into the plan of approximately $62,000 and $51,400, for the six months ended December 31, 2024 and 2023, respectively.

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

To extend this Phase 2 data in progressed patients, the Company has designed a new Phase 2 study of bezisterim (NE3107) as a potential first line therapy to treat patients with new onset PD. In July 2024, the Company submitted the new protocol and received a response from the FDA which permitted the Company to proceed with the study. The trial is anticipated to commence during the first calendar quarter of 2025.

Long COVID Program

In April 2024, the Company announced the grant of a clinical trial award of up to $13.1 million from the U.S. Department of Defense (“DOD”), awarded through the Peer Reviewed Medical Research Program of the Congressionally Directed Medical Research Programs. In August 2024, U.S. Army Medical Research and Development Command, Office of Human Research Oversight (“OHRO”) approved the Company’s plan to evaluate bezisterim (NE3107) for the treatment of neurological symptoms that are associated with long COVID. and the FDA authorized our Investigational New Drug (“IND”) application for bezisterim (NE3107) allowing the Company to study a novel, anti-inflammatory approach or the treatment of the debilitating neurocognitive symptoms associated with long covid. The Company anticipates the trial to commence by early 2025.

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

Comparison of the three months ended December 31, 2024 to the three months ended December 31, 2023

Net loss

The net loss for the three months ended December 31, 2024 was approximately $7.1 million as compared to the net loss of $8.4 million for the three months ended December 31, 2023. The net decrease of $1.3 million for the three months ended December 31, 2024 was comprised of a decrease in research and development expenses of $1.8 million, offset by increased selling, general and administrative expenses of approximately $277,000 and a decrease in other income, net of approximately $200,000.

Total operating expenses for the three months ended December 31, 2024 were approximately $7.3 million as compared to $8.8 million for the three months ended December 31, 2023. The net decrease of approximately $1.5 million for the three months ended December 31, 2024 was comprised of decreased research and development expenses of approximately $1.8 million primarily due to the completion of clinical trials in the prior fiscal year, offset by a net increase in selling general and administrative expenses of approximately $277,000.

Research and Development Expenses

Research and development (“R&D”) expenses were approximately $4.7 million and $6.5 million for the three months ended December 31, 2024 and 2023, respectively. The $1.8 million net decline was primarily attributed to the increase in direct cost related to the development and preparation of the new clinical studies to be launched in the first calendar quarter of 2025 of $3.4 million; offset by the decline in cost of approximately $3.1 million from completed studies; and other decreases in related expenses such as the clinical teams’ payroll of approximately $461,000, reflecting the reduction in force in December 2023, and a decrease in consultancy expense of approximately $1.0 million, resulting from declining use of consultants as the clinical studies were completed in the prior fiscal year, a decrease in Chemistry, Manufacturing and Controls (“CMC”) and new drug discovery totaling approximately $344,000, a reduction in the use of regulatory and other consultants totaling approximately $186,000, and a decrease in related expenses of approximately $59,000 in travel, conferences and publications.

The table below summarizes the expenses incurred for the three months ended December 31, 2024 and 2023 by study:

	Three Months Ended	Three Months Ended	Increase
	December 31, 2024	December 31, 2023	(Decrease)

Current Studies

Sunrise PD Phase 2	$1,161,342	$-	$1,161,342
Long Covid Program	2,255,898	-	2,255,898
Investigator-Initiated studies	2,159	-	2,159
	$3,419,399	$-	$3,419,399

Completed Studies

Ascites BIV201 Phase 2b	$48,562	$132,633	$(84,071)
AD mild to moderate pivotal Phase 3	26,091	2,685,413	(2,659,322)
PD Phase 2	-	308,705	(308,705)
Investigator-Initiated studies	-	14,913	(14,913)
Other studies in development/canceled	-	2,625	(2,625)
	$74,653	$3,144,289	$(3,069,636)

Selling, General and Administrative Expenses

Selling, general and administrative expenses were approximately $2.5 million and $2.3 million for the three months ended December 31, 2024 and 2023, respectively. The net increase of approximately $200,000 was primarily attributed an increase in other consultancy fees of approximately $593,000, increased audit and accounting fees of approximately $42,000, and increases in expenses for shareholders’ meeting and regulatory filing fees of approximately $25,000. This was offset by declines in the executive team’s compensation totaling approximately $78,000 reflecting the reduction in force in December 2023, director compensation expense of approximately $141,000, investor relations of approximately $90,000, legal fees of approximately $24,000 and conference & meetings and website development totaling approximately $22,000 and $29,000, respectively.

Other Income and Expense

Other income, net was approximately $180,000 compared to other income, net of $380,000, for the three months ended December 31, 2024 and 2023, respectively. The net decrease in other income, net of approximately $200,000 is comprised of a change in fair value of the derivative liabilities of approximately $989,000, which was offset by a reduction in interest expense of approximately $754,000 due to the notes payable being paid off on December 1, 2024, and an increase in interest income of approximately $35,000.

Comparison of the six months ended December 31, 2024 to the six months ended December 21, 2023

Net loss

The net loss for the six months ended December 31, 2024 was approximately $11.3 million as compared to the net loss of $19.1 million for the six months ended December 31, 2023. The net decrease of $7.8 million was comprised of decreases in research and development expenses of $8.7 million, offset by increased selling, general and administrative expenses of approximately $409,000 and a decrease in other income, net of approximately $395,000.

Total operating expenses for the six months ended December 31, 2024 were approximately $11.4 million as compared to $19.7 million for the six months ended December 31, 2023. The net decrease of approximately $8.3 million was comprised of decreased research and development expenses of approximately $8.7 million primarily due to the completion of clinical trials in the prior fiscal year, offset by increased selling, general and administrative expenses of approximately $409,000.

Research and Development Expenses

Research and development expenses were approximately $6.7 million and $15.3 million for the six months ended December 31, 2024 and 2023, respectively. The $8.7 million net decline was primarily attributed to the completion of the clinical studies in the prior fiscal year and comprised of a net decrease in direct study costs of approximately $4.6 million, and decreases in related expenses such as the clinical team payroll of $1.4 million, reflecting the reduction in force in December 2023, and consultants expenses of $1.9 million, reflecting a declining use of consultants and a reduction in the use of regulatory and other consultants totaling approximately $440,000 as the clinical studies completed in the prior fiscal year, a decrease in Chemistry, Manufacturing and Controls (“CMC”) and new drug discovery totaling approximately $179,000, and a decrease in travel & conferences of approximately $93,000 and publications of approximately $93,000.

The decrease in clinical studies of approximately $4.6 million represented the net decrease in clinical trial studies expense due the completion of the clinical trials in the prior fiscal year offset by the planning and development of the two new clinical studies PD and LC. The table below summarizes the expense amounts for the six months ended December 31, 2024 and 2023 by study:

	Six Months Ended	Six Months Ended	Increase
	December 31, 2024	December 31, 2023	(Decrease)

Current Studies

Sunrise PD Phase 2	$1,677,534	$20,000	$1,657,534
Long Covid Program, net of $325,000 reimbursement	2,401,028	-	2,401,028
Investigator-Initiated studies	12,738	-	12,738
	$4,091,300	$20,000	$4,071,300

Completed Studies

Ascites BIV201 Phase 2b	$(11,117)	$517,006	$(528,123)
AD mild to moderate pivotal Phase 3	44,124	6,139,494	(6,095,370)
PD Phase 2	-	485,033	(485,033)
Investigator-Initiated studies	-	87,058	(87,058)
Other studies in development/canceled	18,253	1,472,168	(1,453,915)
	$51,260	$8,700,759	$(8,649,499)

Selling, General and Administrative Expenses

Selling, general and administrative expenses were approximately $4.6 million and $4.2 million for the six months ended December 31, 2024 and 2023, respectively. The net increase of approximately $409,000 was primarily attributed to the net increase in other consultancy fees of approximately $540,000, and other increases in audit and accounting fees of approximately $61,000, legal fees of $376,000, insurance and office expense of approximately $30,000 and $21,000, respectively; offset by declines in the executive team’s compensation totaling approximately $266,000, director compensation expense of approximately $138,000, investor relations of approximately $139,000, conference & meetings and website development totaling approximately $36,000 and $29,000, respectively, and shareholders’ meetings and filing fees totaling approximately $12,000.

Other Income and Expense

Other income, net was approximately $150,000 compared to approximately $545,000 for the six months ended December 31, 2024 and 2023, respectively. The net decrease in other income, net of approximately $395,000 is comprised of a change in fair value of the related derivative liabilities of approximately $1.7 million, and a reduction in interest income of approximately $204,000. This was offset by a reduction in interest expense of approximately $1.5 million due to the notes payable being paid in full on December 1, 2024.

Capital Resources and Liquidity

As of December 31, 2024, the Company had working capital of approximately $23.2 million, cash and cash equivalents totaling approximately $24.4 million, stockholders’ equity of approximately $23.9 million, and an accumulated deficit of approximately $345.9 million.

The Company used net cash in operations totaling approximately $12.2 million and net cash provided by financing activities was approximately $12.7 million comprised of net proceeds from the capital raise activities of $15.7 million and proceeds from exercise of warrants of $2.9 million offset by the payment of $5.0 million of the Company’s notes payable and payment of $850,000 loan premium.

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

Controlled Equity Offering

During the six months ended December 31, 2024, the Company sold approximately 2,143 shares of its Common Stock under its Controlled Equity Offering Sales Agreement with Cantor Fitzgerald & Co for total net proceeds of approximately $6,400 after 3% commissions and offering costs totaling approximately $200. On September 25, 2024, the Company filed a prospectus supplement to suspend sales under the Controlled Equity Offering Sales Agreement.

Registered Direct Offerings

On September 25, 2024, the Company closed a best efforts public offering (the “September 2024 Offering”) of 1,360,800 shares of its common stock, par value $0.0001 per share, pre-funded warrants (the “September Pre-funded Warrants”) to purchase 600,000 shares of Common Stock, and warrants to purchase up to 1,960,800 shares of Common Stock (the “September Common Warrants”) at a combined public offering price of $1.53 per share, or September Pre-funded Warrant, and the associated September Common Warrant. 265,000 September Pre-funded Warrants were exercised in the three months ended September 30, 2024 and reflected on the condensed statement of changes in stockholders’ equity as a component of proceeds from issuance of common stock. The September Common Warrants have an exercise price of $1.53 per share and were immediately exercisable upon issuance and will expire on the fifth anniversary date of the original issuance date. The gross proceeds to the Company from the September 2024 Offering were approximately $3.0 million, before deducting placement agent fees and offering expenses of approximately $747,000. Additionally, upon closing, the Company issued the placement agent warrants (“September Placement Agent’s Warrants”) to purchase 98,040 shares of Common Stock exercisable at a per share price of $1.91, which was equal to 125% of the public offering price per share. The September Placement Agent’s Warrants are exercisable during a five-year period commencing 180 days from September 25, 2024.

In October 2024, the Company closed three registered direct offerings totaling 8,256,000 shares of its common stock, par value $0.0001 per share, and two concurrent private placements of warrants to purchase up to 7,110,000 shares of Common Stock (the “October Common Warrants”) priced at-the-market under Nasdaq rules at prices ranging from $1.50 to $2.83 per share (the “October Offerings”). The October Common Warrants have exercise prices ranging from $1.37 to $2.12 per share and are exercisable beginning six months following issuance and will expire on the fifth anniversary date of the original issuance dates. The gross proceeds to the Company from the October Offerings totaled approximately $15.9 million, before deducting placement agent fees and offering expenses of approximately $2.5 million. Additionally, upon closing of the October Offerings the Company issued placement agent warrants (the “October Placement Agent’s Warrants”) to purchase 412,800 shares of Common Stock in the aggregate exercisable at a per share price ranging from $1.88 to $3.54, which was equal to 125% of the offering price per share in the applicable October Offering. The October Placement Agent’s Warrants are exercisable during a five-year period commencing 180 days from each of the respective closing dates of the October Offerings.

Critical Accounting Policies and Estimates

For the six-month period ended December 31, 2024, the Company added a Grant Program accounting policy that is disclosed in the Significant Accounting Policies section of this Form 10-Q. There were no other significant changes to the Company’s critical accounting policies as identified in the Annual Report Form 10-K for the fiscal year ended June 30, 2024.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15f and 15d-15(f) under the Exchange Act) that occurred during the three months ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

To our knowledge, other than described below, neither the Company nor any of its officers or directors is a party to any material legal proceeding or litigation and such persons know of no material legal proceeding or contemplated or threatened litigation, other than as described below. There are no judgments against the Company or our officers or directors. None of our officers or directors has been convicted of a felony or misdemeanor relating to securities or performance in corporate office.

On January 19, 2024, a purported shareholder class action complaint, captioned Eric Olmstead v. BioVie Inc. et al., No. 3:24-cv-00035, was filed in the U.S. District Court for the District of Nevada, naming the Company and certain of its officers as defendants. On February 22, 2024, a second, related putative securities class action was filed in the same court asserting similar claims against the same defendants, captioned Way v. BioVie Inc. et al., No. 2:24-cv-00361. On April 15, 2024, the court consolidated these two actions under the caption In re BioVie Inc. Securities Litigation, No. 3:24-cv-00035, appointed the lead plaintiff, and approved selection of the lead counsel. On June 21, 2024, the lead plaintiff filed an amended complaint, alleging that the defendants made material misrepresentations and/or omissions of material fact relating to the Company’s business, operations, compliance, and prospects, including information related to the NM101 Phase 3 study and trial of bezisterim (NE3107) in mild to moderate probable AD, in violation of Sections 10(b) and 20(a) of the Exchange Act, and Rule 10b-5 promulgated thereunder. The class action is on behalf of purchasers of the Company’s securities during the period from December 7, 2022 through November 28, 2023 and seeks unspecified monetary damages on behalf of the putative class and an award of costs and expenses, including attorney’s fees. The defendants filed a motion to dismiss the amended complaint on August 21, 2024, and plaintiffs filed their opposition on October 21, 2024. The defendants’ reply brief was filed December 5, 2024. The defendants believe that the claims are without merit and intend to defend vigorously against them, but there can be no assurances as to the outcome.

On December 30, 2024, a shareholder derivative lawsuit was filed in the United States District Court for the District of Nevada by putative stockholder Andrew Hulm, allegedly on behalf of the Company, that piggy-backs on the securities class action also pending in that court. The derivative complaint names certain current and former officers and directors as defendants, and generally alleges that they breached their fiduciary duties by causing or failing to prevent the securities violations alleged in the securities class action. The derivative complaint also alleges claims for unjust enrichment, waste of corporate assets, gross mismanagement, and abuse of control as against all defendants. The defendants believe that the claims are without merit and intend to defend vigorously against them, but there can be no assurances as to the outcome.

Item 1A. Risk Factors

There have been no material changes to the Risk Factors previously disclosed in our 2024 Form 10-K and our quarterly report for the period ended September 30, 2024 (the “Q1 2025 10-Q”). The risks described in our 2024 Form 10-K, our Q1 2025 10-Q and below are not the only risks facing our company. Additional risks and uncertainties not currently known to the Company or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results.

Risks Relating to Our Business and Industry

We rely and will continue to rely on third parties to conduct our clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines or do not successfully perform and comply with regulatory requirements, we may not be able to obtain regulatory approval of or commercialize our product candidates.

We depend, and will continue to depend, on third parties, including, but not limited to, contract research organizations (“CROs”), clinical trial sites and clinical trial principal investigators, contract laboratories, IRBs, manufacturers, suppliers, and other third parties to conduct our clinical trials, including those for our drug candidates bezisterim (NE3107) and BIV201. We rely heavily on these third parties over the course of our clinical trials, and we control only certain aspects of their activities. Nevertheless, we retain ultimate responsibility for ensuring that each of our studies is conducted in accordance with the protocol and applicable legal, regulatory, and scientific standards and regulations, and our reliance on third parties does not relieve the Company of our regulatory responsibilities. We and these third parties are required to comply with cGCPs, which are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities for the conduct of clinical trials on product candidates in clinical development. Regulatory authorities enforce cGCPs through periodic inspections and for-cause inspections of clinical trial principal investigators and trial sites. If, due to the failure of either the Company or a third party, a clinical trial fails to comply with applicable cGCPs, FDA’s IND requirements, other applicable regulatory requirements, or requirements set forth in the applicable IRB-approved protocol, the Company may be required to conduct additional clinical trials to support our marketing applications, which would delay the regulatory approval process.

Although we design the clinical trials for our product candidates, our CROs are tasked with facilitating and monitoring these trials. As a result, many aspects of our clinical development programs, including site and investigator selection, and the conduct, timing, and monitoring of the study, is outside our direct control, either partially or in whole. Our reliance on third parties to conduct clinical trials also results in less direct control over the collection, management, and quality of data developed through clinical trials than would be the case if we were relying entirely upon our own employees. Communicating with third parties can also be challenging, potentially leading to mistakes as well as difficulties in coordinating activities. Our business may be impacted if any of these third parties violates applicable federal, state, or foreign laws and/or regulations, including but not limited to FDA’s IND regulations, cGCPs, fraud and abuse or false claims laws, healthcare privacy and data security laws, or provide the Company or government agencies with inaccurate, misleading, or incomplete data.

Risks Relating To Our Common Stock

You may experience future dilution as a result of future equity offerings or if we issue shares subject to options, warrants, stock awards or other arrangements.

As of December 31, 2024, our Articles of Incorporation, as amended, authorize the issuance of 800,000,000 shares of Common Stock, and we had 18,478,307 shares of Common Stock issued and 18,451,981 issued and outstanding. Accordingly, we may issue up to an additional 781,548,019 shares of Common Stock. The future issuance of Common Stock may result in substantial dilution in the percentage of our Common Stock held by our then existing stockholders. We may value any Common Stock in the future on an arbitrary basis. The issuance of Common Stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors, might have an adverse effect on any trading market for our Common Stock and could impair our ability to raise capital in the future through the sale of equity securities.

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

As of December 31, 2024, there were warrants outstanding to purchase an aggregate of 9,600,835 shares of our Common Stock at exercise prices ranging from $1.37 to $125.00 per share and 967,811 shares issuable upon exercise of outstanding options at exercise prices ranging from $1.90 to $420.90 per share and restricted stock units totaling 97,067. We may also grant additional options, warrants or equity awards. To the extent such shares are issued, the interest of holders of our Common Stock will be diluted.

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

The offers, sales, and issuances of the securities described above were deemed to be exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder as transactions by an issuer not involving a public offering, as applicable. The recipients of securities in each of these transactions acquired the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the securities issued in these transactions. Each of the recipients of securities in these transactions was an accredited or sophisticated person and had adequate access, through employment, business or other relationships, to information about the Company.

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

BioVie Inc.,

Signature	Titles	Date

/s/ Cuong V Do
Cuong V Do	Chairman and Chief Executive Officer (Principal Executive Officer)	February 11, 2025

/s/ Joanne Wendy Kim
Joanne Wendy Kim	Chief Financial Officer (Principal Financial and Accounting Officer)	February 11, 2025

