Form 10-Q
period 2025-03-31
BIOVIE INC.
filed 2025-05-12
CIK 1580149

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2025

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

Yes ☐                                          No ☒

There were 18,562,376 shares of the Registrant’s Class A Common Stock, $0.0001 par value per share, outstanding as of May 5, 2025.

PART I – FINANCIAL INFORMATION

Item 1.	Unaudited Financial Statements
	Condensed Balance Sheets at March 31, 2025 and June 30, 2024	4
	Condensed Statements of Operations and Comprehensive Loss - for the three and nine months ended March 31, 2025 and 2024	5
	Condensed Statements of Changes in Stockholders’ Equity - for the periods from July 1, 2024 through March 31, 2025 and July 1, 2023 through March 31, 2024	6
	Condensed Statements of Cash Flows - for the nine months ended March 31, 2025 and 2024	7
	Notes to Unaudited Condensed Financial Statements	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	28
Item 4.	Controls and Procedures	28

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	29
Item 1A.	Risk Factors	29
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	32
Item 3.	Defaults Upon Senior Securities	32
Item 4.	Mine Safety Disclosures	32
Item 5.	Other Information	32
Item 6.	Exhibits	33

SIGNATURES		34

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

BioVie Inc.

Condensed Balance Sheets

(Unaudited)

	March 31,	June 30,
	2025	2024
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$23,152,014	$23,843,798
Prepaid and other current assets	569,527	204,392
Total current assets	23,721,541	24,048,190

Operating lease right-of-use asset, net	357,278	406,726
Intangible assets, net	235,685	407,718
Goodwill	345,711	345,711

TOTAL ASSETS	$24,660,215	$25,208,345

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$2,475,840	$3,586,912
Current portion of operating lease liability	70,713	60,343
Current portion of notes payable, net of financing cost, unearned premium and discount of $701,210 at June 30, 2024	-	5,701,210
Warrant liability	-	3,771
Total current liabilities	2,546,553	9,352,236

Operating lease liability, net of current portion	295,717	349,894
TOTAL LIABILITIES	2,842,270	9,702,130

Commitments and contingencies (Note 10)

STOCKHOLDERS' EQUITY:

Preferred stock; $0.001 par value; 10,000,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock, $0.0001 par value; 800,000,000 shares authorized at March 31, 2025 and June 30, 2024; 18,545,735 shares issued of which 18,517,376 shares are outstanding at March 31, 2025; and 6,216,398 shares issued of which 6,190,072 shares outstanding at June 30, 2024	7,463	6,229
Additional paid in capital	370,465,616	349,732,674
Accumulated deficit	(348,655,105)	(334,232,661)
Treasury stock	(29)	(27)
Total stockholders' equity	21,817,945	15,506,215

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$24,660,215	$25,208,345

See accompanying notes to unaudited condensed financial statements

BioVie Inc.

Condensed Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	March 31, 2025	March 31, 2024	March 31, 2025	March 31, 2024

OPERATING EXPENSES:
Amortization of intangible assets	$57,344	$57,344	$172,033	$172,033
Research and development expenses	1,344,991	5,700,447	8,042,379	21,046,369
Selling, general and administrative expenses	1,585,869	1,974,264	6,188,703	6,170,883
TOTAL OPERATING EXPENSES	2,988,204	7,732,055	14,403,115	27,389,285

LOSS FROM OPERATIONS	(2,988,204)	(7,732,055)	(14,403,115)	(27,389,285)

OTHER EXPENSE (INCOME):
Change in fair value of derivative liabilities	(7,290)	(109,003)	(3,771)	(1,799,339)
Interest expense	4,998	628,711	327,722	2,453,979
Interest income	(197,494)	(183,933)	(674,087)	(864,186)
TOTAL OTHER (INCOME) EXPENSE, NET	(199,786)	335,775	(350,136)	(209,546)

NET LOSS	$(2,788,418)	$(8,067,830)	$(14,052,979)	$(27,179,739)

Deemed dividend related to ratchet adjustment to warrants	-	886,423	369,465	886,423

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(2,788,418)	$(8,954,253)	$(14,422,444)	$(28,066,162)

NET LOSS PER COMMON SHARE
- Basic	$(0.15)	$(2.00)	$(1.07)	$(7.04)
- Diluted	$(0.15)	$(2.00)	$(1.07)	$(7.04)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
- Basic	18,507,218	4,480,108	13,503,512	3,986,991
- Diluted	18,507,218	4,480,108	13,503,512	3,986,991

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(2,788,418)	$(8,954,253)	$(14,422,444)	$(28,066,162)

Other comprehensive loss
Reclassification of unrealized gains on available-for-sale investments upon settlement	-	-	-	(176,591)
Total other comprehensive loss	-	-	-	(176,591)
Comprehensive loss	$(2,788,418)	$(8,954,253)	$(14,422,444)	$(28,242,753)

See accompanying notes to unaudited condensed financial statements

BioVie Inc.

Condensed Statements of Changes in Stockholders’ Equity

(Unaudited)

						Accumulated
	Common	Common	Additional	Treasury	Treasury	Other		Total
	Stock	Stock	Paid in	Stock	Stock	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Shares	Amount	Income	Deficit	Equity

Balance, June 30, 2023	3,645,183	$3,643	$316,385,759	(2,288)	$(2)	$176,591	$(301,225,705)	$15,340,286

Stock-based compensation - stock options	-	-	808,027	-	-	-	-	808,027

Stock-based compensation - restricted stock units	-	-	380,834	-	-	-	-	380,834

Proceeds from issuance of common stock, net of costs of $118,891	43,220	43	1,905,793	-	-	-	-	1,905,836

Issuance of common stock from vesting of - restricted stock units	3,873	4	(4)	-	-	-	-	-

Net loss	-	-	-	-	-	-	(10,710,464)	(10,710,464)

Relcassification of unrealized gains on available for sale investments upon settlement	-	-	-	-	-	(176,591)	-	(176,591)

Balance, September 30, 2023	3,692,276	3,690	319,480,409	(2,288)	(2)	-	(311,936,169)	7,547,928

Stock-based compensation - stock options	-	-	619,701	-	-	-	-	619,701

Stock-based compensation - restricted stock units	-	-	303,173	-	-	-	-	303,173

Proceeds from issuance of common stock, net of costs of $258,254	290,090	290	7,421,588	-	-	-	-	7,421,878

Issuance of common stock from vesting of - restricted stock units	4,305	4	(4)	-	-	-	-	-

Net loss	-	-	-	-	-	-	(8,401,445)	(8,401,445)

Balance, December 31, 2023	3,986,671	3,984	327,824,867	(2,288)	(2)	-	(320,337,614)	7,491,235

Stock - based compensation - stock options	-	-	690,921	-	-	-	-	690,921

Stock-based compensation - restricted stock units	-	-	336,376	-	-	-	-	336,376

Issuance of common stock from vesting of - restricted stock units	14,751	15	(12)	(2,588)	(3)	-	-	-

Proceeds from issuance of common stock, net of costs of $2,530,996	2,100,438	2,116	18,473,109	-	-	-	-	18,475,225

Deemed dividend for ratchet adjustment to warrants	-	-	886,423	-	-	-	(886,423)	-

Net loss	-	-	-	-	-	-	(8,067,830)	(8,067,830)

Balance, March 31, 2024	6,101,860	$6,115	$348,211,684	(4,876)	$(5)	$-	$(329,291,867)	$18,925,927

Balance, June 30, 2024	6,216,398	$6,229	$349,732,674	(26,326)	$(27)	$-	$(334,232,661)	$15,506,215

Stock-based compensation - stock options	-	-	118,898	-	-	-	-	118,898

Stock-based compensation - restricted stock units	-	-	301,491	-	-	-	-	301,491

Issuance of common stock from vesting of - restricted stock units	3,408	-	-	-	-	-	-	-

Stock-based compensation - issuance of common stock for services rendered	15,000	2	33,448	-	-	-	-	33,450

Proceeds from issuance of common stock, net of costs of $747,408	1,627,943	163	2,258,900	-	-	-	-	2,259,063

Issuance of additional shares for fractional shares effected by the reverse split	120,237	12	(12)	-	-	-	-	-

Deemed dividend for ratchet adjustment to warrants	-	-	325,041	-	-	-	(325,041)	-

Net Loss	-	-	-	-	-	-	(4,152,032)	(4,152,032)

Balance, September 30, 2024	7,982,986	6,406	352,770,440	(26,326)	(27)	-	(338,709,734)	14,067,085

Stock-based compensation - stock options	-	-	385,328	-	-	-	-	385,328

Stock-based compensation - restricted stock units	-	-	265,804	-	-	-	-	265,804

Issuance of common stock from vesting of - restricted stock units	3,807	-	-	-	-	-	-	-

Exercise of warrants	2,231,300	224	2,901,117	-	-	-	-	2,901,341

Cashless exercise of warrants	4,214	-	-	-	-	-	-	-

Proceeds from issuance of common stock, net of costs of $2,492,880	8,256,000	826	13,414,724	-	-	-	-	13,415,550

Deemed dividend for ratchet adjustment to warrants	-	-	44,424	-	-	-	(44,424)	-

Net Loss	-	-	-	-	-	-	(7,112,529)	(7,112,529)

Balance, December 31, 2024	18,478,307	7,456	369,781,837	(26,326)	(27)	-	(345,866,687)	23,922,579

Stock-based compensation - stock options	-	-	338,412	-	-	-	-	338,412

Stock-based compensation - restricted stock units and restricted shares	-	-	345,372	-	-	-	-	345,372

Issuance of common stock from vesting of - restricted stock units	67,428	7	(5)	(2,033)	(2)	-	-	-

Net Loss	-	-	-	-	-	-	(2,788,418)	(2,788,418)

Balance, March 31, 2025	18,545,735	$7,463	$370,465,616	(28,359)	$(29)	$-	$(348,655,105)	$21,817,945

See accompanying notes to unaudited condensed financial statements

BioVie Inc.

Condensed Statements of Cash Flows

(Unaudited)

	Nine Months Ended	Nine Months Ended
	March 31, 2025	March 31, 2024

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(14,052,979)	$(27,179,739)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of intangible assets	172,033	172,033
Stock based compensation - restricted stock units and restricted shares	912,667	1,020,383
Stock based compensation expense - stock options	842,638	2,118,649
Stock based compensation expense - issuance of common stock for services rendered	33,450	92,202
Amortization of financing costs	11,820	867,449
Accretion of unearned loan discount	111,212	200,909
Accretion of loan premium	25,758	(223,865)
Realized gain on maturity of available-for sale	-	33,903
Non-cash lease expense from right-of-use assets	49,448	(5,215)
Change in fair value of derivative liabilities	(3,771)	(1,799,339)
Changes in operating assets and liabilities:
Prepaid and other current assets	(365,135)	(87,056)
Accounts payable and accrued expenses	(1,111,072)	933,495
Operating lease liabilities	(43,807)	(33,909)
Other current liabilities	-	(48,385)
Net cash used in operating activities	(13,417,738)	(23,938,485)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from U.S. Treasury Bills (available-for-sale)	-	14,525,000
Net cash provided by investing activities	-	14,525,000

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	15,674,613	27,802,939
Proceeds from exercise of warrants	2,901,341	(7,500,000)
Payment of loan premium	(850,000)	-
Payments of note payable	(5,000,000)	-
Net cash provided by financing activities	12,725,954	20,302,939

Net change in cash and cash equivalents	(691,784)	10,889,454

Cash and cash equivalents, beginning of period	$23,843,798	$19,460,883

Cash and cash equivalents, end of period	$23,152,014	$30,350,337

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$178,932	$1,293,419

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES:
Right of use assets obtained in exchange for lease obligations	$-	$432,192
Reclassification of unrealized gains on U.S. Treasury Bills (available-for-sale investments) upon settlement	$-	$176,591
Deemed dividend for ratchet adjustment to warrants	$369,465	$886,423

See accompanying notes to unaudited condensed financial statements

BioVie Inc.

Notes to Condensed Financial Statements

For the Three and Nine Months Ended March 31, 2025 and 2024

(unaudited)

1.	Background Information

BioVie Inc. (the “Company” or “we” or “our”) is a clinical-stage company developing innovative drug therapies to treat chronic debilitating conditions including neurological and neuro-degenerative disorders and liver disease.

The Company acquired the biopharmaceutical assets of NeurMedix, Inc. (“NeurMedix”) a privately held clinical-stage pharmaceutical company and a related party in June 2021. The acquired assets included NE3107 or (“bezisterim”). Bezisterim, the approved generic name for NE3107 is an investigational, novel, orally administered small molecule that is thought to inhibit inflammation-driven insulin resistance and major pathological inflammatory cascades with a novel mechanism of action. There is emerging scientific consensus that both inflammation and insulin resistance may play fundamental roles in the development of Alzheimer’s disease (“AD”) and Parkinson’s disease (“PD”), and beziisterim could, if approved by the U.S. Food and Drug Administration (“FDA”), represent an entirely new medical approach to treating these devastating conditions affecting an estimated 6 million Americans suffering from AD and 1 million Americans suffering from PD.

Neurodegenerative Disease Program

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

Parkinson’s Disease

To extend the Phase 2 data in progressed patients from the previous Phase 2 study that completed in December 2022, the Company designed a new Phase 2 study of bezisterim (NE3107) as a potential first line therapy to treat patients with new onset PD. In July 2024, the Company submitted the new protocol and received a response from the FDA which permitted the Company to proceed with the study. The trial commenced in April 2025.

The previous Phase 2 study of bezisterim (NE3107) for the treatment of PD (NCT05083260) that completed in December 2022, was a double-blind, placebo-controlled, safety, tolerability, and pharmacokinetics study in PD participants treated with carbidopa/levodopa and bezisterim (NE3107). Forty-five patients with a defined L-dopa “off state” were randomized 1:1 to placebo: bezisterim (NE3107) 20 mg twice daily for 28 days. This trial was launched with two design objectives: 1) the primary objective was safety and a drug-drug interaction study as requested by the FDA to measure the potential for adverse interactions of bezisterim (NE3107) with carbidopa/ levodopa; and 2) the secondary objective was to determine if preclinical indications of promotoric activity and apparent enhancement of levodopa activity could be seen in humans. Both objectives were met.

Long COVID Program

In April 2024, the Company announced the grant of a clinical trial award of up to $13.1 million from the U.S. Department of Defense (“DOD”), awarded through the Peer Reviewed Medical Research Program of the Congressionally Directed Medical Research Programs. In August 2024, U.S. Army Medical Research and Development Command, Office of Human Research Oversight (“OHRO”) approved the Company’s plan to evaluate bezisterim (NE3107) for the treatment of neurological symptoms that are associated with long COVID. and the FDA authorized our Investigational New Drug (“IND”) application for bezisterim (NE3107) allowing the Company to study a novel, anti-inflammatory approach or the treatment of the debilitating neurocognitive symptoms associated with long covid. The Company anticipates the trial to commence in May 2025. The Company was reimbursed approximately $2.5 million and $2.8 million for trial costs incurred during the three and nine months ended March 31, 2025, respectively. Subsequent to March 31, 2025, additional reimbursements of approximately $141,000 were received for trial costs incurred through March 31, 2025.

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

Liver Disease Program

In liver disease, our investigational drug candidate BIV201 (continuous infusion terlipressin), which was granted both FDA Fast Track designation status and FDA Orphan Drug Status, is being evaluated as a treatment option for patients suffering from ascites and other life-threatening complications of advanced liver cirrhosis caused by non-alcoholic steatohepatitis (NASH), hepatitis, and alcoholism. The initial target for BIV201 therapy was refractory ascites.

After receiving guidance from the FDA regarding the design of Phase 3 clinical testing of BIV201 for the treatment of patients with cirrhosis and ascites, the Company is now targeting a broader ascites patient population. The Company is currently finalizing the protocol design for the Phase 3 study of BIV201 with a focus on demonstrating clinical benefit through a composite primary endpoint of complications and disease progression in patients with cirrhosis and ascites who have recently recovered from acute kidney injury (“AKI”). This patient population is not limited to those having refractory ascites. BIV201 is administered as a patent-pending liquid formulation with patents issued in US, China, Japan, Chile and India to date.

In June 2021, the Company initiated a Phase 2 study (NCT04112199) designed to evaluate the efficacy of BIV201 (terlipressin, administered by continuous infusion for two 28-day treatment cycles) combined with standard-of-care (“SOC”), compared to SOC alone, for the treatment of refractory ascites. The primary endpoints of the study are the incidence of ascites-related complications and change in ascites fluid accumulation during treatment compared to a pre-treatment period. By October 2022, there were 15 patients enrolled for treatment and the last patient completed treatment in May 2023.

In March 2023, enrollment was paused and that data from the first 15 patients treated with BIV201 plus SOC appeared to show at least a 30% reduction in ascites fluid during the 28 days after treatment initiation compared to the 28 days prior to treatment. The change in ascites volume was significantly different from those patients receiving SOC treatment. Patients who completed the treatment with BIV201 experienced a 53% reduction in ascites fluid, which was sustained (43% reduction) during the three months after treatment initiation as compared to the three-month pre-treatment period.

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

The Company’s operations are subject to a number of factors that can affect its operating results and financial conditions. Such factors include, but are not limited to: the results of clinical testing and trial activities of the Company’s products; the Company’s ability to obtain regulatory approval to market its products; competition from products manufactured and sold or being developed by other companies; the price of, and demand for, Company products; the Company’s ability to negotiate favorable licensing or other manufacturing and marketing agreements for its products; and the Company’s ability to raise capital. The Company’s financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of March 31, 2025, the Company had working capital of approximately $21.2 million, cash and cash equivalents totaling approximately $23.2 million, stockholders’ equity of approximately $21.8 million, and an accumulated deficit of approximately $348.7 million. The Company is in the pre-revenue stage and no revenues are expected in the foreseeable future. The Company’s future operations are dependent on the success of the Company’s ongoing development and commercialization efforts, as well as its ability to secure additional financing as needed. Projected cash flows could be extended if further measures are taken to delay planned expenditures on our research protocols and slow the progress in the Company’s development and launch of next phase clinical programs.

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

Investments in U.S. Treasury Bills

Investments in U.S. Treasury Bills with maturities greater than three months, are accounted for as available-for-sale and are recorded at fair value. Realized gains were included in the accompanying condensed statements of operations and comprehensive loss from the settlement of available-for-sale investments during the nine months ended March 31, 2024. The Company had no outstanding investment securities with original maturities of greater than three months at the time of purchase as of and during the three and nine months ended March 31, 2025.

Concentration of Credit Risk in the Financial Service Industry

As of March 31, 2025, the Company had cash deposited in certain financial institutions in excess of federally insured levels. The Company regularly monitors the financial stability of these financial institutions and believes that it is not exposed to any significant credit risk in cash and cash equivalents. However, if liquidity and financial stability concerns arise with respect to banks and financial institutions, either nationally or in specific regions, the Company’s ability to access cash or enter into new financing arrangements may be threatened, which could have a material adverse effect on its business, financial condition and results of operations.

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

Net Loss per Common Share

Basic net loss per common share is computed by dividing the net loss attributable to common stockholders by the weighted average number of shares of the Company’s Class A common stock (“Common Stock”) outstanding during the period. Diluted net loss per common share is computed by dividing the net loss attributable to Common Stockholders by the weighted average number of shares of Common Stock outstanding and potentially outstanding shares of Common Stock during the period to reflect the potential dilution that could occur from common shares issuable through stock options, warrants, and convertible debentures. For the three and nine months ending March 31, 2025 and 2024, such amounts were excluded from the diluted loss since their effect was considered anti-dilutive due to the net loss for the periods presented.

The table below shows the potential shares of Common Stock, presented based on amounts outstanding at each period end, which were excluded from the computation of diluted net loss per share attributable to common stockholders because including them would have had an anti-dilutive effect:

	March 31, 2025	March 31, 2024
	Number of Shares	Number of Shares
Stock Options	887,129	402,276
Warrants	9,600,564	1,932,029
Restricted Stock Units	109,039	53,992
Notes payable conversion option	-	71,633
Total	10,596,732	2,459,930

Reverse stock split

The company effected a 1:10 reverse split of the issued and outstanding shares of its Common Stock which was approved by the board of directors after the approval obtained from shareholders at a special meeting on July 29, 2024 which became effective on Nasdaq on August 6, 2024, 5 trading days after the shareholders’ approval was obtained. All historical share and earnings per share amounts have been retroactively adjusted to reflect the split.

Grant program

The Company records expenses related to the DOD Long Covid Program as such expenses are incurred. The reimbursement of such expenses is recognized upon receipt of the reimbursement as a credit against the respective expense account.

Recent Accounting Pronouncements

In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-03, Disaggregation of Income Statement Expenses (“DISE”), which will require additional disclosure of the nature of expenses included in the income statement in response to longstanding requests from investors for more information about an entity’s expenses. The new standard requires disclosures about specific types of expenses included in the expense captions presented on the face of the income statement as well as disclosures about selling expenses. The new standard will be effective for public companies for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. The requirements will be applied prospectively with the option for retrospective application. Early adoption is permitted. The Company is currently evaluating the impact of this accounting standard update on its financial statements.

In November 2023, the FASB issued ASU 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures," to enhance disclosures for significant segment expenses for all public entities required to report segment information in accordance with ASC 280. The standard did not change the definition of a segment, the method for determining segments or the criteria for aggregating operating segments into reportable segments. The amendments are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Retrospective adoption is required for all prior periods presented in the financial statements. The adoption is not expected to have a material impact to our financial statements or disclosures.

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

4.	Intangible Assets

The Company’s intangible assets consist of intellectual property acquired from LAT Pharma, Inc. and are amortized over their estimated useful lives.

The following is a summary of the Company’s intangible assets:

	March 31, 2025	June 30, 2024

Intellectual Property	$2,293,770	$2,293,770
Less: Accumulated Amortization	(2,058,085)	(1,886,052)
Intellectual Property, Net	$235,685	$407,718

Amortization expense was $57,344 in each of the three-month periods ended March 31, 2025 and 2024. Amortization expense was $172,033 in each of the nine-month periods ended March 31, 2025 and 2024. The Company amortizes intellectual property over the expected original useful lives of 10 years.

Estimated future amortization expense is as follows:

Year ending June 30, 2025 (Remaining 3 months)	$57,344
2026	178,341
$235,685

5.	Related Party Transactions

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

For the three months ended December 31, 2024, the Company calculated the difference in fair value of the PIPE Warrant Shares between the stated exercise price and the reduced exercise price and recorded $44,424 as a deemed dividend in the accompanying condensed statement of changes in stockholders’ equity. The fair value of the PIPE Warrant Shares were estimated using the Black Scholes Method with the following inputs, the stock price of $3.36, exercise price of $1.53 and $1.37, remaining term of 2.8 years, risk free rate of 4.0% and volatility of 94.0%.

For the nine months ended March 31, 2025, the Company recorded $369,465 as a deemed dividend in the accompanying condensed statement in stockholders’ equity.

Consulting expenses

During the nine months ended March 31, 2025, the Company paid a Director of the Company $50,000 for consulting services which are reflected as a component of selling, general and administrative expenses on the accompanying condensed statement of operations and comprehensive loss. There were no consulting expenses for the three months ended March 31, 2025.

6.	Notes Payable

On November 30, 2021 (the “Closing Date”), the Company entered into a Loan and Security Agreement and the Supplement to the Loan and Security Agreement and Promissory Notes (together, the “Loan Agreement”) with Avenue Venture Opportunities Fund, L.P. (“AVOPI”) and Avenue Venture Opportunities Fund II, L.P. (“AVOPII,” and together with AVOPI, “Avenue”) for growth capital loans in an aggregate commitment amount of up to $20 million (the “Loan”). On the Closing Date, $15 million of the Loan was funded (“Tranche 1”). The Loan bore interest at an annual rate equal to the greater of (a) the sum of 7.00% plus the prime rate as reported in The Wall Street Journal and (b) 10.75%. The Loan was secured by a lien upon and security interest in all of the Company’s assets, including intellectual property, subject to agreed exceptions. The Loan was paid in full on its maturity date of December 1, 2024 along with a final payment equal to 4.25% of the Loan commitment amount, or $850,000, the (“Loan Premium”) and the lien upon and security interest in all of the Company’s assets was released.

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

Total interest expense associated with the Loan was approximately $312,000, which is reflected as a component of interest expense on the accompanying condensed statements of operations and comprehensive loss for the nine months ended March 31, 2025. Interest expense associated with this loan was comprised of interest incurred on the outstanding principal of the loan of approximately $163,000, amortization of financing costs of approximately $12,000, amortization of the unearned discount of approximately $111,000, and the accretion of the Loan Premium of approximately $26,000.

Total interest expense associated with the Loan for the three months ended March 31, 2024 was approximately $629,000 on the accompanying condensed statements of operations and comprehensive loss. Interest expense was comprised of interest incurred on the outstanding principal of the loan of approximately $327,000, amortization of financing costs of approximately $24,000, amortization of the unearned discount of approximately $222,000 and the accretion of Loan Premium of approximately $52,000. Total interest expense associated with the Loan for the nine months ended March 31, 2024 was approximately $2.5 million on the accompanying condensed statements of operations and comprehensive loss. Interest expense was comprised of interest incurred on the outstanding principal of the loan of approximately $1.3 million, amortization of financing costs of approximately $92,000, amortization of the unearned discount of approximately $867,000 and the accretion of Loan Premium of approximately $201,000.

The following is a summary of the Notes Payable as of March 31, 2025 and June 30, 2024:

	March 31, 2025	June 30, 2024

Current portion of Notes Payable	$-	$5,000,000
Less: debt financing costs	-	(11,820)
Less: unearned discount	-	(111,212)
Plus: accretion of Loan Premium	-	824,242
Current portion of Notes Payable, net of financing costs, unearned premium and discount	$-	$5,701,210

7.	Fair Value Measurements

The Company’s derivative liabilities during the nine months ended March 31, 2025 related to the Avenue Warrants is a level 3 liability measured at fair value.

The fair value of the Avenue Warrants at March 31, 2025, in the accompanying condensed balance sheets, was nil. The total change in the fair value of the derivative liabilities totaled approximately $3,771 and $1.8 million for the nine months ended March 31, 2025 and 2024, respectively, and approximately $7,290 and $109,000 for the three months ended March 31, 2025 and 2024, respectively; and accordingly, was recorded in the accompanying condensed statements of operations and comprehensive loss. The assumptions used in the Black Scholes model to value the derivative liabilities at March 31, 2025 included the closing stock price of $0.98 per share; for the Avenue Warrants, the exercise price of $58.20, remaining term 1.7 years, risk free rate of 3.9% and volatility of 86.0%. The Conversion Option was nil as of March 31, 2025 and June 30, 2024 as the corresponding debt matured and was repaid in December 2024.

Derivative liability – Avenue Warrants

The Avenue Warrants were not considered to be indexed to the Company’s own stock, and accordingly, were recorded as a derivative liability at fair value in the accompanying condensed balance sheets at March 31, 2025 and June 30, 2024, respectively.

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

Financial assets

As of March 31, 2025, investments in U.S. Treasury Bills were valued through use of quoted prices and are classified as Level 1. The following table presents information about our assets that are measured at fair value on a recurring basis using the above input categories.

	Fair Value Measurements at
	March 31, 2025
	Level 1	Level 2	Level 3	Total

Cash	$8,007,601	$-	$-	$8,007,601
U.S. Treasury Bills due in 3 months or less at purchase	15,144,413	-	-	15,144,413

Total	$23,152,014	$-	$-	$23,152,014

	Fair Value Measurements at
	June 30, 2024
	Level 1	Level 2	Level 3	Total

Cash	$12,763,941	$-	$-	$12,763,941
U.S. Treasury Bills due in 3 months or less at purchase	11,079,857	-	-	11,079,857

Total	$23,843,798	$-	$-	$23,843,798

8.	Equity Transactions

Issuance of common stock for cash

On March 6, 2024, the Company closed a best efforts public offering (the “Offering”) of 15,000,000 shares (the “Shares”) of its Common Stock, pre-funded warrants (the “Pre-funded Warrants”) to purchase 6,000,000 shares of Common Stock, and warrants to purchase up to 10,500,000 shares of Common Stock (the “Common Warrants”) at a combined public offering price of $1.00 per Share, or Pre-funded Warrant, and the associated Common Warrant. The Common Warrants have an exercise price of $1.50 per share and are immediately exercisable upon issuance for a period of five years following the date of issuance. The gross proceeds to the Company from the Offering were approximately $21.0 million, before deducting placement agent fees and offering expenses of approximately $2.5 million. Additionally, upon closing the Company issued the placement agent warrants (“Placement Agent’s warrants”) to purchase 1,050,000 shares of Common Stock exercisable at a per share price of $1.25, which was equal to 125% of the public offering price per share. The Placement Agent’s Warrants are exercisable during a five-year period commencing 180 days from March 6, 2024.

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

Issuance of common stock for services:

On August 12, 2024, the Company awarded 15,000 shares of Common Stock to a vendor as part of their fees in exchange for services. The fair value of the Common Stock at the date of issuance was $2.23 per share. The stock-based compensation expense related to this Common Stock issuance was $33,450.

Stock Options

The following table summarizes the activity relating to the Company’s stock options for the nine months ended March 31, 2025:

	Options	Weighted- Average Exercise Price	Weighted Remaining Average Contractual Term	Aggregate Intrinsic Value
Outstanding at June 30, 2024	518,076	$54.11	6.1	$-
Options Granted	490,261	2.40	7.1	-
Options Expired	(38,806)	62.48	-	-
Options Canceled	(82,402)	7.87	-	-
Outstanding at March 31, 2025	887,129	$29.46	6.2	$-
Exercisable at March 31, 2025	448,470	$44.50	5.1	$-

The fair value of each option on the date of grant is estimated using the Black-Scholes option pricing model. The pricing model reflects the following weighted-average assumptions for the nine months ended March 31, 2025 and 2024:

	March 31, 2025	March 31, 2024
Expected life of options (in years)	4	5
Expected volatility	93.44%	87.11%
Risk free interest rate	4.34%	4.80%
Dividend Yield	0%	0%

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

The Company recorded stock-based compensation expense relating to the vesting of stock options of approximately $338,000 and $691,000 for the three months ended March 31, 2025 and 2024, respectively. The total stock-based compensation expense from stocks options for the nine months ended March 31, 2025 and 2024 was approximately $843,000 and $2.1 million, respectively.

Restricted stock units and restricted shares:

On November 20, 2024, the Company issued equity awards as part of the board of directors’ annual compensation. Two directors received 66,900 restricted stock units (“RSUs”) with a grant date fair value of $3.36 per share and three directors received stock options to purchase 168,300 shares of Common Stock at an exercise price of $3.36 per share with a grant date fair value of $2.11 per share. The RSUs vest quarterly on February 8, 2025, May 8, 2025, August 8, 2025 and the earlier of November 8, 2025 or the next annual shareholders’ meeting. During the three months ended March 31, 2025, 17,300 shares were issued related to the RSUs that vested in February 2025.

The Company issued 6,818 shares for the final tranche of RSUs that vested in August 2024 and November 2024, from the directors’ annual awards granted November 9, 2023. Additionally, in December 2024, 397 shares were issued related to the vesting of RSUs previously awarded to a consultant.

During the three months ended March 31, 2025, the Company awarded 45,000 shares of restricted common stock as part of a service agreement to a vendor. The total cost of the award was based on $2.18 per share as of the date of the award and related stock-based compensation expense for the three and nine months ended March 31, 2025 was $24,525.

On January 21, 2025, the Company issued 105,000 RSUs to an Advisory board at a grant date fair value of $2.05. 20% of the RSUs vested at grant date and the remaining vest quarterly on March 31, 2025, June 30, 2025, September 30, 2025 and December 31, 2025. During the three months ended March 31, 2025, 42,000 shares were issued related to the RSUs that vested in January 2025 and March 2025.

In February 2025, 8,128 shares were issued and delivered for employees’ RSUs that vested on November 22, 2024.

The following table summarizes the unvested restricted stock units outstanding at June 30, 2024 and March 31, 2025:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share

Unvested at June 30, 2024	40,291	$44.59
Issued	171,900	2.56
Vested	(74,643)	11.67
Canceled	(28,509)	6.67
Unvested at March 31, 2025	109,039	$10.81

The total stock-based compensation expense from restricted stock units for the three months ended March 31, 2025 and 2024 was approximately $321,000 and $336,000, respectively.  The total stock-based compensation expense from restricted stock units for the nine months ended March 31, 2025 and 2024 was approximately $888,000 and $1.0 million, respectively.

Stock Warrants

The following table summarizes the warrants activity during the nine months ended March 31, 2025:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value
Outstanding and exercisable at June 30, 2024	1,932,029	$14.03	4.0	$-
Granted	10,181,640	1.65	4.8	-
Exercised	(2,502,967)	1.53	-	-
Expired	(10,138)	21.94	-	-
Outstanding and exercisable at March 31, 2025	9,600,564	$3.50	4.3	$-

The table below shows the expiration of the warrants outstanding as of March 31, 2025:

Number of Warrants

Expiring June 30, 2025	-
2026	3,518
2027	36,100
2028	727,273
2029	1,155,000
2030	7,678,673
Total outstanding warrants	9,600,564

9.	Leases

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

Total operating lease expense for the three months ended March 31, 2025 and 2024 was approximately $32,000 and $20,000, respectively, and for the nine months ended March 31, 2025 and 2024 was approximately $95,000 and $46,000, respectively, which is included in the accompanying condensed statements of operations and comprehensive loss as a component of selling, general and administrative expenses.

The right-of-use asset, net and current and non-current portion of the operating lease liabilities included in the accompanying condensed balance sheets are as follows:

	March 31, 2025	June 30, 2024
Assets
Operating lease right-of-use asset, net	$357,278	$406,726

Liabilities
Current portion of operating lease liability	$70,713	$60,343
Operating lease liability, net of current portion	295,717	349,894
Total operating lease liability	$366,430	$410,237

At March 31, 2025, the future estimated minimum lease payments under non-cancelable operating leases are as follows:

Year ending June 30, 2025 (Remaining 3 months)	$30,072
2026	122,042
2027	126,313
2028	130,734
2029	77,796
Total minimum lease payments	486,957
Less amount representing interest	(120,527)
Present value of future minimum lease payments	366,430
Less current portion of operating lease liability	(70,713)
Operating lease liability, net of current portion	$295,717

Total cash paid for amounts included in the measurement of lease liabilities were approximately $88,000 and $49,000 for the nine months ended March 31, 2025 and 2024, respectively.

The weighted average remaining lease term and discount rate as of March 31, 2025 and June 30, 2024 were as follows:

	March 31, 2025	June 30, 2024

Weighted average remaining lease term (Years)
Operating lease	3.8	4.6
Weighted average discount rate
Operating lease	15.00%	15.00%

10.	Commitments and Contingencies

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

Shareholder class action complaint and shareholder derivative complaints

On January 19, 2024, a purported shareholder class action complaint, captioned Eric Olmstead v. BioVie Inc. et al., No. 3:24-cv-00035, was filed in the U.S. District Court for the District of Nevada, naming the Company   and certain of its officers as defendants. On February 22, 2024, a second, related putative securities class action was filed in the same court asserting similar claims against the same defendants, captioned Way v. BioVie Inc. et al., No. 2:24-cv-00361. On April 15, 2024, the court consolidated these two actions under the caption In re BioVie Inc. Securities Litigation, No. 3:24-cv-00035, appointed the lead plaintiff, and approved selection of the lead counsel. On June 21, 2024, the lead plaintiff filed an amended complaint, alleging that the defendants made material misrepresentations and/or omissions of material fact relating to the Company’s business, operations, compliance, and prospects, including information related to the NM101 Phase 3 study and trial of bezisterim (NE3107) in mild to moderate probable AD, in violation of Sections 10(b) and 20(a) of the  Exchange Act, and Rule 10b-5 promulgated thereunder. The class action is on behalf of purchasers of the Company’s securities during the period from December 7, 2022 through November 28, 2023, and seeks unspecified monetary damages on behalf of the putative class and an award of costs and expenses, including attorney’s fees. The defendants filed a motion to dismiss the amended complaint on August 21, 2024, and that motion was fully briefed as of December 5, 2024. On March 27, 2025, the court denied the defendants’ motion to dismiss, allowing the case to move into fact discovery.

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

On April 28, 2025, a second shareholder derivative lawsuit was filed in the United States District Court for the District of Nevada by putative stockholder William Settel, allegedly on behalf of the Company, that likewise piggy-backs on the securities class action. The Settel derivative complaint alleges essentially the same claims as the Hulm derivative action against the same defendants based on the same alleged conduct.

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

Subject to certain limitations in the Internal Revenue Code, eligible employees are permitted to make contributions to the 401K Plan on a pre-tax salary reduction basis and the Company will match 5% of the first 5% of an employee’s contributions to the 401K Plan. The Company made contributions into the plan of approximately $46,800 and $53,900, for the three months ended March 31, 2025 and 2024, respectively. The Company made contributions into the plan of approximately $108,800 and $105,000, for the nine months ended March 31, 2025 and 2024, respectively.

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

To extend this Phase 2 data in progressed patients, the Company has designed a new Phase 2 study of bezisterim (NE3107) as a potential first line therapy to treat patients with new onset PD. In July 2024, the Company submitted the new protocol and received a response from the FDA which permitted the Company to proceed with the study. The trial commenced in April 2025.

Long COVID Program

In April 2024, the Company announced the grant of a clinical trial award of up to $13.1 million from the U.S. Department of Defense (“DOD”), awarded through the Peer Reviewed Medical Research Program of the Congressionally Directed Medical Research Programs. In August 2024, U.S. Army Medical Research and Development Command, Office of Human Research Oversight (“OHRO”) approved the Company’s plan to evaluate bezisterim (NE3107) for the treatment of neurological symptoms that are associated with long COVID. and the FDA authorized our Investigational New Drug (“IND”) application for bezisterim (NE3107) allowing the Company to study a novel, anti-inflammatory approach or the treatment of the debilitating neurocognitive symptoms associated with long covid. The Company anticipates the trial to commence in May 2025.

Liver Disease Program

In liver disease, our investigational drug candidate BIV201 (continuous infusion terlipressin), which has been granted both FDA Fast Track designation status and FDA Orphan Drug status, is being evaluated as a treatment option for patients suffering from ascites and other life-threatening complications of advanced liver cirrhosis caused by non-alcoholic steatohepatitis (NASH), hepatitis, and alcoholism. The initial target for BIV201 therapy was refractory ascites. These patients suffer from frequent life-threatening complications, generate more than $5 billion in annual treatment costs, and have an estimated 50% mortality rate within 6 to 12 months.

After receiving guidance from the FDA regarding the design of Phase 3 clinical testing of BIV201 for the treatment of patients with cirrhosis and ascites, the Company is now targeting a broader ascites patient population. The Company is currently finalizing the protocol design for the Phase 3 study of BIV201 with a focus on demonstrating clinical benefit through a composite primary endpoint of complications and disease progression in patients with cirrhosis and ascites who have recently recovered from acute kidney injury (“AKI”). This patient population is not limited to those having refractory ascites. BIV201 is administered as a patent-pending liquid formulation with patents issued in US, China, Japan, Chile and India to date.

In June 2021, the Company initiated a Phase 2 study (NCT04112199) designed to evaluate the efficacy of BIV201 (terlipressin, administered by continuous infusion for two 28-day treatment cycles) combined with standard-of-care (“SOC”), compared to SOC alone, for the treatment of refractory ascites. The primary endpoints of the study were the incidence of ascites-related complications and change in ascites fluid accumulation during treatment compared to a pre-treatment period. By October 12, 2022, there were 15 patients enrolled for treatment and the last patient completed treatment on May 2023.

In March 2023, enrollment was paused and that data from the first 15 patients treated with BIV201 plus SOC appeared to show at least a 30% reduction in ascites fluid during the 28 days after treatment initiation compared to the 28 days prior to treatment. The change in ascites volume was significantly different from those patients receiving SOC treatment. Patients who completed the treatment with BIV201 experienced a 53% reduction in ascites fluid, which was sustained (43% reduction) during the three months after treatment initiation as compared to the three-month pre-treatment period.

Comparison of the three months ended March 31, 2025 to the three months ended March 31, 2024

Net loss

The net loss for the three months ended March 31, 2025 was approximately $2.8 million as compared to the net loss of $8.1 million for the three months ended March 31, 2024. The net decrease of $5.3 million is due to a decrease in research and development expenses of $4.4 million, decrease in selling, general and administrative expenses of approximately $388,000, and a decline in other expense of approximately $536,000.

Total operating expenses for the three months ended March 31, 2025 were approximately $3.0 million as compared to $7.7 million for the three months ended March 31, 2024. The net decrease of approximately $4.7 million for the three months ended March 31, 2025 was comprised of decreased research and development expenses of approximately $4.4 million primarily due to the completion of clinical trials in the prior fiscal year and a net decrease in selling, general and administrative expenses of approximately $388,000.

Research and Development Expenses

Research and development (“R&D”) expenses were approximately $1.3 million and $5.7 million for the three months ended March 31, 2025 and 2024, respectively. The $4.4 million net decrease was primarily attributed to a decline in expenses of approximately $2.9 million from studies that completed in prior fiscal year and other related expenses such as the clinical teams’ payroll of approximately $262,000, reflecting the reduction in force in December 2023, and a decrease in consultancy expense of approximately $678,000, resulting from declining use of consultants as the clinical studies were completed, a decrease in Chemistry, Manufacturing and Controls (“CMC”) and new drug discovery totaling approximately $354,000, a reduction in the use of regulatory and other consultants totaling approximately $29,000, and a decrease in related expenses of approximately $18,000 in travel, conferences and publications.

The table below summarizes the expenses incurred for the three months ended March 31, 2025 and 2024 by study:

	Three Months Ended	Three Months Ended	Increase
	March 31, 2025	March 31, 2024	(Decrease)

Current Studies

Liver Program Phase 3	$95,323	$41,685	$53,638
Sunrise PD Phase 2	965,888	-	965,888
Long Covid Program, net of 2.5 million reimbursement	(1,087,734)	-	(1,087,734)
Investigator-Initiated studies	12,025	9,199	2,826
	$(14,498)	$50,884	$(65,382)

Completed Studies

Ascites BIV201 Phase 2b	$-	$89,667	$(89,667)
AD mild to moderate pivotal Phase 3	(26,091)	2,715,662	(2,741,753)
Investigator-Initiated studies	-	1,928	(1,928)
Other studies in development/cancelled	-	116,047	(116,047)
	$(26,091)	$2,923,304	$(2,949,395)

Selling, General and Administrative Expenses

Selling, general and administrative expenses were approximately $1.6 million and $2.0 million for the three months ended March 31, 2025 and 2024, respectively. The net decrease in expenses of approximately $388,000 were primarily attributed to decreases in directors’ compensation of approximately $201,000, executive teams’ compensation of $148,000 and legal fees of approximately $121,000, offset by increased expenses comprising of increased audit, accounting and regulatory filing fees of approximately $19,000, other consulting and professional fees of approximately $25,000, public and investor relations fees of $8,000 and miscellaneous expenses for website development, travel and other banking fees totaling approximately $23,000.

Other Income and Expense

Other income, net was approximately $200,000 compared to other expense, net of $336,000, for the three months ended March 31, 2025 and 2024, respectively. The net decrease in other expense of approximately $536,000 was comprised of the decrease in the change in fair value of the derivative liabilities of approximately $102,000, offset by a decline in interest expense of approximately $624,000 due to the payoff of the notes payable on December 1, 2024, and an increase in interest income of approximately $14,000.

Comparison of the nine months ended March 31, 2025 to the nine months ended March 31, 2024

Net loss

The net loss for the nine months ended March 31, 2025 was approximately $14.1 million as compared to the net loss of $27.2 million for the nine months ended March 31, 2024. The net decrease of $13.1 million was primarily attributed to decline in research and development expenses of $13.0 million, and a net increase in other income, net of approximately $140,000.

Total operating expenses for the nine months ended March 31, 2025 were approximately $14.4 million and $27.4 million for the nine months ended March 31, 2024. The net decrease of approximately $13.0 million was primarily due to decreased research and development expenses of approximately $13.0 million due to the completion of clinical trials in the prior fiscal year.

Research and Development Expenses

Research and development expenses were approximately $8.0 million and $21.0 million for the nine months ended March 31, 2025 and 2024, respectively. The $13.0 million reduction was primarily attributed to the completion of the clinical studies in the prior fiscal year and comprised of a declines in direct study costs of approximately $7.6 million, and the related expenses such as the clinical team payroll of $1.6 million, reflecting the reduction in force in December 2023, and consultants expenses of $2.6 million, reflecting a declining use of consultants and a reduction in the use of regulatory and other consultants totaling approximately $469,000 as the clinical studies completed in the prior fiscal year. Other decrease included a decrease in CMC and new drug discovery totaling approximately $535,000, and a decrease in travel & conferences of approximately $76,000 and publications of approximately $127,000.

The decrease in clinical studies of approximately $7.6 million represented the net decrease in clinical trial studies expense of approximately $11.6 million due the completion of the clinical trials in the prior fiscal year offset by the planning and development of the two new clinical studies, Sunrise PD Phase 2 and Long Covid Program, totaling approximately $4.0 million. The table below summarizes the expense amounts for the nine months ended March 31, 2025 and 2024 by study:

	Nine Months Ended	Nine Months Ended	Increase
	March 31, 2025	March 31, 2024	(Decrease)

Current Studies

Sunrise PD Phase 2	$2,640,572	$20,000	$2,620,572
Liver Program Phase 3	135,888	39,880	96,008
Long Covid Program, net of $2.8 million reimbursement	1,313,294	-	1,313,294
Investigator-Initiated studies	24,763	9,199	15,564
	$4,114,517	$69,079	$4,045,438

Completed Studies

Ascites BIV201 Phase 2b	$(63,773)	$595,014	$(658,787)
AD mild to moderate pivotal Phase 3	18,034	9,051,902	(9,033,868)
PD Phase 2	-	601,080	(601,080)
Investigator-Initiated studies	-	88,986	(88,986)
Other studies in development/canceled	18,253	1,275,422	(1,257,169)
	$(27,486)	$11,612,404	$(11,639,890)

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the nine months ended March 31, 2025, was approximately $6.2 million and was comparable to approximately $6.2 million for the nine months ended March 31, 2024. The net fluctuations in expenses were primarily comprised of decreases in directors’ compensation of approximately $339,000, executive teams’ compensation of approximately $416,000, investor and public relation fees of $131,000 offset by increases in other professional and consultancy fees of $566,000, legal fees of approximately $255,000, audit and accounting fees of approximately $72,000, and insurance premiums of approximately $31,000.

Other Income and Expense

Other income, net was approximately $350,000 for the nine months ended March 31, 2025, compared to approximately $210,000 for the nine months ended March 31, 2024. The net increase in other income of approximately $140,000 was comprised of a decrease in the change in fair value of the related derivative liabilities of approximately $1.8 million, and an increase in interest income of approximately $190,000, offset by a reduction in interest expense of approximately $2.1 million due to the pay-off of the notes on December 1, 2024.

Capital Resources and Liquidity

As of March 31, 2025, the Company had working capital of approximately $21.2 million, cash and cash equivalents totaling approximately $23.2 million, stockholders’ equity of approximately $21.8 million, and an accumulated deficit of approximately $348.7 million.

The Company used net cash in operations totaling approximately $13.4 million and net cash provided by financing activities was approximately $12.7 million comprised of net proceeds from the capital raise activities of $15.7 million and proceeds from exercise of warrants of $2.9 million offset by the payment of $5.0 million of the Company’s notes payable and payment of the $850,000 loan premium.

The Company has not generated any revenue, and no revenues are expected in the foreseeable future. The Company’s future operations are dependent on the success of the Company’s ongoing development and commercialization efforts, as well as its ability to secure additional financing. Management expects that future sources of funding may include sales of equity, obtaining loans, or other strategic transactions.

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

Critical Accounting Policies and Estimates

For the nine-month period ended March 31, 2025, the Company added a Grant Program accounting policy that is disclosed in the Significant Accounting Policies section of this Form 10-Q. There were no other significant changes to the Company’s critical accounting policies as identified in the Annual Report Form 10-K for the fiscal year ended June 30, 2024.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15f and 15d-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

To our knowledge, other than described below, neither the Company nor any of its officers or directors is a party to any material legal proceeding or litigation and such persons know of no material legal proceeding or contemplated or threatened litigation.

On January 19, 2024, a purported shareholder class action complaint, captioned Eric Olmstead v. BioVie Inc. et al., No. 3:24-cv-00035, was filed in the U.S. District Court for the District of Nevada, naming the Company and certain of its officers as defendants. On February 22, 2024, a second, related putative securities class action was filed in the same court asserting similar claims against the same defendants, captioned Way v. BioVie Inc. et al., No. 2:24-cv-00361. On April 15, 2024, the court consolidated these two actions under the caption In re BioVie Inc. Securities Litigation, No. 3:24-cv-00035, appointed the lead plaintiff, and approved selection of the lead counsel. On June 21, 2024, the lead plaintiff filed an amended complaint, alleging that the defendants made material misrepresentations and/or omissions of material fact relating to the Company’s business, operations, compliance, and prospects, including information related to the NM101 Phase 3 study and trial of bezisterim (NE3107) in mild to moderate probable AD, in violation of Sections 10(b) and 20(a) of the  Exchange Act, and Rule 10b-5 promulgated thereunder. The class action is on behalf of purchasers of the Company’s securities during the period from December 7, 2022 through November 28, 2023, and seeks unspecified monetary damages on behalf of the putative class and an award of costs and expenses, including attorney’s fees. The defendants filed a motion to dismiss the amended complaint on August 21, 2024, and that motion was fully briefed as of December 5, 2024. On March 27, 2025, the court denied the defendants’ motion to dismiss, allowing the case to move into fact discovery. The defendants believe that the claims are without merit and intend to defend vigorously against them, but there can be no assurances as to the outcome.

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

On April 28, 2025, a second shareholder derivative lawsuit was filed in the United States District Court for the District of Nevada by putative stockholder William Settel, allegedly on behalf of the Company, that alleges essentially the same claims as in the Hulm derivative litigation, against the same defendants based on the same alleged conduct. The Settel derivative complaint alleges claims for breach of fiduciary duty, aiding and abetting breach of fiduciary duty, unjust enrichment, abuse of control, and waste of corporate assets against all defendants. The defendants believe that the claims are without merit and intend to defend vigorously against them, but there can be no assurances as to the outcome.

Item 1A. Risk Factors

Other than as described below, there have been no material changes to the Risk Factors previously disclosed in our Annual Report on Form 10-K filed with the SEC on September 30, 2024 (the “2024 Form 10-K”), our quarterly report for the period ended September 30, 2024 (the “Q1 2025 10-Q”) and our quarterly report for the period ended December 31, 2024 (the “Q2 2025 10-Q”). The risks described in our 2024 Form 10-K, our Q1 2025 10-Q, our Q2 2025 10-Q and below are not the only risks facing our Company. Additional risks and uncertainties not currently known to the Company or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results.

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

As of March 31, 2025, our Articles of Incorporation, as amended, authorize the issuance of 800,000,000 shares of Common Stock, and we had 18,545,735 shares of Common Stock issued and 18,517,376 issued and outstanding. Accordingly, we may issue up to an additional 781,454,265 shares of Common Stock. The future issuance of Common Stock may result in substantial dilution in the percentage of our Common Stock held by our then existing stockholders. We may value any Common Stock in the future on an arbitrary basis. The issuance of Common Stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors, might have an adverse effect on any trading market for our Common Stock and could impair our ability to raise capital in the future through the sale of equity securities.

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

As of March 31, 2025, there were warrants outstanding to purchase an aggregate of 9,600,564 shares of our Common Stock at exercise prices ranging from $1.37 to $125.00 per share and 887,129 shares issuable upon exercise of outstanding options at exercise prices ranging from $1.90 to $420.90 per share and restricted stock units totaling 109,039. We may also grant additional options, warrants or equity awards. To the extent such shares are issued, the interest of holders of our Common Stock will be diluted.

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

If we fail to meet Nasdaq’s minimum bid price requirement prior to the one-year anniversary of our prior reverse stock split, we would be issued a delisting determination, and if our Common Stock were delisted from Nasdaq, it would adversely affect the liquidity of our Common Stock and the market price of our Common Stock could decrease.

Our Common Stock is currently listed on Nasdaq. Nasdaq has minimum requirements that a company maintain a minimum closing bid price of $1.00 per share. If a company fails to maintain Nasdaq’s minimum bid price requirement for a period of 30 consecutive business days, Nasdaq will deem the company noncompliant.  In January 2025, the SEC approved amendments to Nasdaq’s minimum bid price compliance rules designed to limit reliance on reverse stock splits. The amendments provide that if a company fails to meet the bid price requirement and the company has effected a reverse stock split over the prior one-year period, the company would not be eligible for any compliance period to address the bid price deficiency. Instead, Nasdaq will move forward with delisting proceedings. We previously effected a reverse stock split on August 6, 2024. If we fail to meet the minimum bid price requirement prior to the one-year anniversary of our prior reverse stock split, or August 6, 2025, we would not be granted a compliance period and would be issued a delisting determination.

Since we have a recent history of our Common Stock trading below $1.00, we are currently considering available options to ensure continued compliance with Nasdaq’s minimum bid price requirement, including taking steps to effect a reverse stock split. There is no guarantee that any corrective measures we take would help us maintain compliance with the minimum bid price requirement or other Nasdaq listing rules. If our Common Stock were to be delisted, the liquidity of our Common Stock would be adversely affected and the market price of our Common Stock could decrease. Our failure to be listed on Nasdaq or another national securities exchange would have a material adverse effect on the value of your investment in us.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BioVie Inc.,

Signature	Titles	Date

/s/ Cuong V Do
Cuong V Do	Chairman and Chief Executive Officer (Principal Executive Officer)	May 12, 2025

/s/ Joanne Wendy Kim
Joanne Wendy Kim	Chief Financial Officer (Principal Financial and Accounting Officer)	May 12 , 2025

