Form 10-K
period 2025-06-30
BIOVIE INC.
filed 2025-08-15
CIK 1580149

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE FISCAL YEAR ENDED JUNE 30, 2025

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

(775)-888-3162
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, $0.0001 par value per share	BIVI	The NASDAQ Stock Market, LLC
Warrants to purchase Class A Common Stock, $0.0001 par value per share	BIVIW	The NASDAQ Stock Market, LLC

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

Yes ☐                                          No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $32,006,880.

There were 7,534,225 shares of the Registrant’s Class A Common Stock, $0.0001 par value per share, outstanding as of August 15, 2025.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement relating to its 2025 annual meeting of stockholders (the “2025 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

BIOVIE INC.

FORM 10-K INDEX

BIOVIE INC.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 as amended (the “Exchange Act”), and Section 27A of the Securities Act of 1933, as amended (the “Securities Act”). Any statements contained in this report that are not statements of historical fact may be forward-looking statements. When we use the words “intends,” “estimates,” “predicts,” “potential,” “continues,” “anticipates,” “plans,” “expects,” “believes,” “should,” “could,” “may,” “will” or the negative of these terms or other comparable terminology, we are identifying forward-looking statements. Forward-looking statements involve risks and uncertainties, which may cause our actual results, performance or achievements to be materially different from those expressed or implied by forward-looking statements. These factors include our research and development activities, distributor channel; compliance with regulatory impositions; and our capital needs. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.

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

Neurodegenerative Disease Program

The Company acquired the biopharmaceutical assets of NeurMedix, Inc. (“NeurMedix”) a privately held clinical-stage pharmaceutical company and a related party in June 2021. The acquired assets included NE3107 (or “bezisterim”). Bezisterim, the approved generic name for NE3107 is an investigational, novel, orally administered small molecule that is thought to inhibit inflammation-driven insulin resistance and major pathological inflammatory cascades with a novel mechanism of action. There is emerging scientific consensus that both inflammation and insulin resistance may play fundamental roles in the development of Alzheimer’s disease (“AD”) and Parkinson’s disease (“PD”), and bezisterim could, if approved by the U.S. Food and Drug Administration (“FDA”), represent an entirely new medical approach to treating these devastating conditions affecting an estimated 6 million Americans suffering from AD , 1 million Americans suffering from PD and Long COVID affects approximately 20 million adults in the US, and millions more worldwide.

In neurodegenerative disease, the Company’s drug candidate bezisterim is an orally bioavailable, Blood Brain Barrier (“BBB”)-permeable, and anti-inflammatory agent that is an insulin-sensitizer. In addition, it is not immunosuppressive and has a low risk of drug-drug interaction. Bezisterim inhibits activation of inflammatory extracellular single regulated kinase (“ERK”) and nuclear factor kappa-light-chain-enhancer of activated B cells (“NFκB”) (including interactions with tumor necrosis factor (“TNF”) signaling and other relevant inflammatory pathways) that lead to neuroinflammation and insulin resistance. By binding to ERK and selectively modulating NFκB activation and TNF-α production bezisterim does not interfere with their homeostatic functions, BioVie believes that bezisterim may offer clinical improvements in several disease indications, including PD, AD and long COVID.

BioVie has conducted and reported efficacy data on its Phase 3 randomized, double-blind, placebo-controlled, parallel-group, multicenter study to evaluate bezisterim in patients who have mild-to-moderate AD (NCT04669028). Results of a Phase 2 investigator-initiated trial (NCT05227820) showing bezisterim-treated patients experienced improved cognition and biomarker levels were presented at the Clinical Trials on Alzheimer’s Disease (CTAD) annual conference in December 2022. A Phase 2 study of bezisterim in PD (NCT05083260) has been completed, and data presented at the AD/PD™ 2023 International Conference on Alzheimer’s and Parkinson’s Diseases and related neurological disorders in Gothenburg, Sweden in March 2023 showed significant improvements in “morning on” symptoms and clinically meaningful improvement in motor control in patients treated with a combination of bezisterim and levodopa vs. patients treated with levodopa alone, and no drug-related adverse events.

In long COVID, bezisterim has the potential to reduce neurological symptoms including fatigue and cognitive dysfunction. Persistently circulating viral spike proteins are believed to trigger TLR-4 driven activation of NFκB and the subsequent expression of inflammatory cytokines (IL-6, TNF, IFNg).

A. Parkinson’s Disease (NCT05083260)

Parkinson’s disease (PD) is a progressive neurodegenerative disease most often characterized by tremors, muscle rigidity, slowness of movement, postural instability, and difficulties with speech. Compelling evidence implicates inflammation and insulin resistance in the initiation and progression of the disease – likely both due to their respective roles in dopamine dysfunction in the brain and neurodegeneration. Current therapeutic approaches provide only symptomatic relief, but do not modify disease progression.

PD is driven in large part by neuroinflammation and activation of brain microglia, leading to increased proinflammatory cytokines (particularly TNF). Multiple daily administrations of levodopa (converted to dopamine in the brain) is the current standard of care treatment for this movement disorder. However, levodopa effectiveness diminishes over time necessitating increased dosage and prolonged daily administration leads to side effects of uncontrolled movements called levodopa-induced dyskinesia, commonly referred to as LID, which is exacerbated by high dose levodopa. Although levodopa provides symptomatic benefit, it does not slow PD progression.

The Company designed a new Phase 2b study of bezisterim as a potential first line therapy to treat patients with new onset PD. This trial will be evaluating the safety and efficacy of bezisterim on motor and non-motor symptoms in patients with PD who haven’t been treated with carbidopa/levodopa. The PD Phase 2b study comprises a multicenter, randomized, double-blind, placebo-controlled trial with a hybrid decentralized design will last 20 weeks from the initial screening phase to the safety follow up. In July 2024, the Company submitted the new protocol and received a response from the FDA permitting the Company to proceed with the study. The trial commenced in April 2025.

The Phase 2 study of bezisterim for the treatment of PD (NCT05083260) that completed in December 2022, was a double-blind, placebo-controlled, safety, tolerability, and pharmacokinetics study in PD participants treated with carbidopa/levodopa and bezisterim. Forty-five patients with a defined L-dopa “off state” were randomized 1:1 to placebo: bezisterim 20 mg twice daily for 28 days. This trial was launched with two design objectives: 1) the primary objective was safety and a drug-drug interaction study as requested by the FDA to measure the potential for adverse interactions of bezisterim with carbidopa/ levodopa; and 2) the secondary objective was to determine if preclinical indications of promotoric activity and apparent enhancement of levodopa activity could be seen in humans. Both objectives were met.

B. Long COVID Program

About Long COVID

Long COVID is a condition in which symptoms of COVID-19, the acute respiratory disease caused by the SARS-CoV-2 virus, persist for an extended period, generally three months or more. Common symptoms include lingering loss of smell and taste, extreme fatigue, and “brain fog,” though persistent cardiovascular and respiratory problems, muscle weakness, and neurologic issues have also been documented.

Approximately 20 million individuals in the U.S. currently or previously have long COVID, with millions more impacted worldwide. Studies estimate that approximately 10-30% of individuals who contract COVID-19 experience lingering symptoms for months or even years, with fatigue, brain fog, and cognitive impairment significantly impacting daily functioning and quality of life. Despite the growing recognition of long COVID as a serious condition, treatment options remain limited, and many patients struggle to find effective relief for their symptoms. The loss in quality of life and earnings and increased medical costs has an enormous economic impact estimated to be $3.7 trillion. To date there are no non-pharmacological or pharmacological therapies proven effective for treatment of long COVID.

In April 2024, the Company was awarded a clinical trial grant of $13.1 million from the U.S. Department of Defense (“DOD”), awarded through the Peer Reviewed Medical Research Program of the Congressionally Directed Medical Research Programs. In August 2024, the FD&A and the U.S. Army Medical Research and Development Command, Office of Human Research Oversight (“OHRO”) approved the Company’s plan, including the FDA approving the associated Investigation New Drug Application (“IND”), to evaluate bezisterim for the treatment of neurological symptoms that are associated with long COVID.

The Phase 2 ADDRESS-LC study, which is fully funded by a grant from the DOD, is a randomized (1:1), placebo-controlled, multicenter trial evaluating the efficacy, safety and tolerability of bezisterim in adult participants with long COVID who have cognitive impairment sequelae and fatigue. Individuals who have been diagnosed with long COVID and have neurocognitive dysfunction and self-reported fatigue may meet qualification criteria and can visit www.addressLC.com to learn more. The trial commenced in May 2025.

C. Alzheimer’s Disease (NCT05083260)

On November 29, 2023, the Company announced the analysis of its unblinded, topline efficacy data from its Phase 3 clinical trial (NCT04669028) of bezisterim in the treatment of mild to moderate AD. The study had co-primary endpoints measuring cognitive impairment using the Alzheimer’s Disease Assessment Scale-Cognitive Scale (ADAS-Cog 12) and function using the Clinical Dementia Rating-Sum of Boxes (CDR-SB). Patients were randomly assigned, 1:1 versus placebo, to receive sequentially 5 mg of bezisterim orally twice a day for 14 days, then 10 mg orally twice a day for 14 days, followed by 26 weeks of 20 mg orally twice daily.

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

The trial was originally designed to be 80% powered with 125 patients in each of the treatment and placebo arms. The unplanned exclusion of so many patients left the trial underpowered for the primary endpoints. In the Per-Protocol population, which included those patients who completed the trial and who were further verified to have taken the study drug (based on pharmacokinetic data), an observed descriptive change from baseline appeared to suggest a slowing of cognitive decline; these same patients experienced an advantage in age deceleration vs. placebo as measured by DNA epigenetic changes. Age deceleration is used by longevity researchers to measure the difference between the patient’s biological age, in this case as measured by the Horvath DNA methylation Skin Blood Clock, relative to the patient’s actual chronological age. This test was a non-primary/secondary endpoint, other-outcome measure, done via blood collected at week 30 (end of study). Additional DNA methylation data continues to be collected and analyzed.

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

After receiving guidance from the FDA regarding the design of Phase 3 clinical testing of BIV201 for the treatment of patients with cirrhosis and ascites, the Company is now targeting a broader ascites patient population. The Company is currently finalizing the protocol design for the Phase 3 study of BIV201 with a focus on demonstrating clinical benefit through a composite primary endpoint of complications and disease progression in patients with cirrhosis and ascites who have recently recovered from acute kidney injury (“AKI”). This patient population is not limited to those having refractory ascites. BIV201 is administered as a patent-pending liquid formulation with patents issued in the U.S., China, Japan, Chile and India to date. Ascites is a common complication of advanced liver cirrhosis involving the accumulation of large volumes of fluid in the abdomen, often exceeding five liters, due to liver and kidney dysfunction. BIV201 is a continuous infusion of terlipressin, a drug used in over 40 countries to treat related complications of liver cirrhosis (Type 1 hepatorenal syndrome and bleeding esophageal varices) that was approved in the U.S. in 2022 (to improve kidney function in adults with hepatorenal syndrome with rapid reduction in kidney function) but is not approved in Japan. With its novel room temperature stable formulation in a pre-filled syringe, we believe BIV201 could potentially provide a superior terlipressin drug delivery system throughout the world. The goal of BIV201 therapy is to target the pathophysiology that contributes to ascites production, acute kidney injury and complications of cirrhosis that are associated with significant mortality.

In June 2021, BioVie initiated a Phase 2 study (NCT04112199) designed to evaluate the efficacy of BIV201 (terlipressin, administered by continuous infusion for two 28-day treatment cycles) combined with standard-of-care (“SOC”), compared to SOC alone, for the treatment of refractory ascites. The primary endpoints of the study were the incidence of ascites-related complications and change in ascites fluid accumulation during treatment compared to a pre-treatment period. By October 12, 2022, there were 15 patients enrolled for treatment and the last patient completed treatment on May 8, 2023. In March 2023, enrollment was paused and that data from the first 15 patients treated with BIV201 plus SOC appeared to show at least a 30% reduction in ascites fluid during the 28 days after treatment initiation compared to the 28 days prior to treatment. The change in ascites volume was significantly different from those patients receiving SOC treatment. Patients who completed the treatment with BIV201 experienced a 53% reduction in ascites fluid, which was sustained (43% reduction) during the three months after treatment initiation as compared to the three-month pre-treatment period. In June 2023 and December 2024, BioVie received guidance from the FDA regarding the design and endpoints for definitive Phase 3 clinical testing of BIV201.

Our proprietary novel liquid formulation of terlipressin is designed to improve convenience for outpatient administration and avoid potential formulation errors when pharmacists reconstitute the current powder version of terlipressin. To date, analytical testing results have confirmed room temperature stability of the prefilled syringe in storage for 2 years, with the potential for up two years stability. Room temperature storage presents a key product differentiation versus terlipressin products in countries where the drug is approved. To the best of the Company’s knowledge, all other terlipressin products sold globally must be stored under refrigeration and there is no prefilled syringe format of terlipressin available for treating patients in these countries. BioVie has also filed a Patent Cooperation Treaty (“PCT”) application covering our novel liquid formulations of terlipressin (international patent application PCT/US2020/034269, published as WO2020/237170) and to date patents have been granted in the U.S. (Patent no. 12,156,898), India (Patent No. 540813), Chile (Patent No. 68.965), China (Patent No. ZL 202080050758.X), and Japan (7579811).

We believe BIV201 (continuous infusion terlipressin) has the potential to improve the health of thousands of patients suffering from life-threatening complications of liver cirrhosis due to hepatitis, nonalcoholic steatohepatitis, and alcoholism. The FDA has granted Fast-Track status and Orphan Drug designation for ascites (due to all etiologies except cancer), which is the most common complication related to liver cirrhosis and represents a significant unmet medical need. Patients with cirrhosis and ascites account for an estimated 116,000 U.S. hospital discharges annually, with frequent early readmissions. According to the HCUP Nationwide Readmissions Database 2016, those requiring paracentesis (removal of ascites fluid) experience an average hospital stay lasting eight days incurring over $86,000 in medical costs. This translates into a total potentially addressable ascites market size for BIV201 therapy exceeding $650 million based on Company estimates.

The FDA has never approved any drug specifically for treating ascites. After receiving guidance from FDA in 2023 and again in 2025, the Company is currently finalizing the protocol design for a Phase 3 study of BIV201 with a focus on demonstrating clinical benefit through a composite primary endpoint of complications and disease progression in patients with cirrhosis and ascites who have recently recovered from AKI.

The BIV201 development program was initiated by LAT Pharma LLC. On April 11, 2016, BioVie acquired LAT Pharma LLC and the rights to its BIV201 development program and currently owns all development and marketing rights to this drug candidate. Pursuant to the Agreement and Plan of Merger entered into on April 11, 2016, between predecessor entities, LAT Pharma LLC and NanoAntibiotics, Inc., BioVie is obligated to pay a low single digit royalty on net sales of BIV201 (continuous infusion terlipressin) to be shared among LAT Pharma Members, PharmaIn Corporation, and The Barrett Edge, Inc. Pursuant to the separation agreement to be entered into between the Company and BioVie, the Company will assume the royalty agreement and will be obligated to pay 5.0% on net sales of BIV201 (continuous infusion terlipressin) to be shared among LAT Pharma Members, PharmaIn Corporation, and The Barrett Edge, Inc.

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

BIV201 was awarded Orphan Drug Designations in the U.S. for the treatment of hepatorenal syndrome on November 21, 2018 and treatment of ascites due to all etiologies except cancer on September 8, 2016. We also filed a PCT application covering our novel liquid formulations of terlipressin (international patent application PCT/US2020/034269, published as WO2020/237170) and are seeking patent protection in U.S., Europe, China, Japan and other jurisdictions. To date patents have been granted in U.S. (Patent no. 12,156,898), India (Patent No. 540813), Chile (Patent No. 68.965), China (Patent No. ZL 202080050758.X), and Japan (7579811) Also, we own U.S. Patent 11,364,277, and European patent EP3347032, which is directed to a method of treating ascites with BIV201, and we are pursuing additional patent coverage in U.S., Japan, Europe, and China.

Bezisterim (NE3107) and related compounds

As of July 31, 2025, we have twelve (12) issued U.S. patents, six (6) pending U.S. patent applications, three (3) pending U.S. PCT applications, six (6) issued foreign patents, and six (6) pending foreign patent applications directed to protecting NE3107 and related compounds and methods of making and using thereof. The U.S. patents and pending patent applications and their projected expiration dates are provided below.

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

United States Drug Development Process

In the United States, the FDA regulates the development of drugs and biologic products under the Federal Food, Drug and Cosmetic Act (“FDCA”) and the Public Health Services Act ("PHSA"), respectively. Drugs, biologics and medical devices are also subject to other federal, state and local statutes and regulations.

Biologics are subject to regulation by the FDA under the FDCA, the PHSA and related regulations, and other federal, state and local statutes and regulations. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources. Failure to comply with the applicable United States requirements at any time during the product development process, approval process or after approval, may subject an applicant to administrative or judicial sanctions. FDA sanctions could include refusal to approve pending applications, withdrawal of an approval, a clinical hold, warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement or civil or criminal penalties. Any agency or judicial enforcement action could have a material adverse effect on us.

The process required by the FDA before a drug or biological product may be marketed in the United States generally involves the following:

●	Completion of preclinical laboratory tests, animal studies and formulation studies according to Good Laboratory Practices or other applicable regulations;

●	Submission to the FDA of an Investigational New Drug Application (“IND”), which must become effective before human clinical trials may begin;

●	Performance of adequate and well-controlled human clinical trials according to the FDA’s GCPs, to establish the safety and efficacy of the proposed drug or biologic for its intended use;

●	Submission to the FDA of a New Drug Application (an “NDA”), for a new drug product, or a Biologics License Application (a “BLA”), for a new biological product;

●	Satisfactory completion of FDA inspection of the manufacturing facility or facilities where the drug or biologic is to be produced to assess compliance with the FDA’s current good manufacturing practice standards, or cGMP, to assure that the facilities, methods and controls are adequate to preserve the drug’s or biologic’s identity, strength, quality and purity;

●	Potential FDA inspections of the nonclinical and clinical trial sites that generated the data in support of the NDA or BLA; and

●	FDA review and approval of the NDA or BLA.

The lengthy process of seeking required approvals and the continuing need for compliance with applicable statutes and regulations require the expenditure of substantial resources. There can be no certainty that approvals will be granted.

Clinical trials involve the administration of the drug or biological candidate to healthy volunteers or patients having the disease being studied under the supervision of qualified investigators, generally physicians not employed by or under the trial sponsor’s control. Clinical trials are conducted under protocols detailing, among other things, the objectives of the clinical trial, dosing procedures, subject inclusion and exclusion criteria, and the parameters to be used to monitor subject safety. Each protocol must be submitted to the FDA as part of the IND. Clinical trials must be conducted in accordance with the FDA’s cGCP requirements. Further, each clinical trial must be reviewed and approved by an independent institutional review board (“IRB”), at or servicing each institution at which the clinical trial will be conducted. An IRB is charged with protecting the welfare and rights of trial participants and considers such items as whether the risks to individuals participating in the clinical trials are minimized and are reasonable in relation to anticipated benefits. The IRB also approves the informed consent form that must be provided to each clinical trial subject or his or her legal representative and must monitor the clinical trial until it is completed.

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

Employees

Our business is managed by our officers who consist of Mr. Cuong Do, Chief Executive Officer & President; Dr. Joseph M Palumbo, Executive Vice President -Chief Medical Officer; and Wendy Kim, our Chief Financial Officer and Corporate Secretary. These individuals devote their full-time efforts to the Company activities. The Company has 13 employees which are all full time. We also rely on a team of highly experienced scientific, medical, and regulatory consultants to conduct product development activities.

Available Information

We maintain a website at www.biovie.com. Information on our website is not incorporated by reference into this Form 10-K and does not constitute a part of this Form 10-K. We make available, free of charge, on our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. These reports are also available at the SEC’s website at www.sec.gov.

ITEM 1A.	RISK FACTORS

Our business, financial condition, operating results and prospects are subject to the following risks. Additional risks and uncertainties not presently foreseeable to us may also impair our business operations. If any of the following risks or the risks described elsewhere in this report actually occurs, our business, financial condition or operating results could be materially adversely affected. In such case, the trading price of our Company’s Class A Common Stock, par value $0.0001 (“Common Stock”) could decline, and our stockholders may lose all or part of their investment.

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

Risk Factor Summary

Our business operations are subject to numerous risks, factors and uncertainties, including those outside of our control, which could cause our actual results to be harmed, including risks regarding the following:

 Risks Relating to Our Business and Industry

•	If our third party contractors do not successfully carry out their contractual duties or meet expected deadlines or do not successfully perform and comply with regulatory requirements, we may not be able to obtain regulatory approval of or commercialize our product candidates.
•	Successful development of biopharmaceuticals is highly uncertain and is dependent on numerous factors, many of which are beyond our control.
•	The concentration of our assets within certain financial institutions could have a material adverse effect on its business, financial condition and results of operations.
•	We are currently subject to securities class action litigation and may be subject to similar or other litigation in the future, which may have a material adverse effect on our business.
•	We have no products approved for commercial sale, have never generated any revenues, and may never achieve revenues or profitability, which could cause us to cease operations.
•	We are a development stage company with a limited operating history, making it difficult for you to evaluate our business and your investment.
•	If the FDA or comparable foreign regulatory authorities approve generic versions of any of our product candidates that receive marketing approval, or such authorities do not grant our products sufficient, or any, periods of exclusivity before approving generic versions of our products, the sales of our products could be adversely affected.
•	If we fail to obtain or maintain Orphan Drug exclusivity for BIV201, we will have to rely on other potential marketing exclusivity and on our intellectual property rights.
•	We will need to raise substantial additional capital in the future to fund our operations, which could have a materially adverse effect on our business.
•	We have limited experience in drug development and may not be able to successfully develop any drugs, which would cause us to cease operations.
•	Development of pharmaceutical products is a time-consuming process, subject to a number of risks, many of which are outside of our control.
•	We may expend our limited resources to pursue a particular drug candidate or indication and fail to capitalize on drug candidates or indications that may be more profitable or for which there is a greater likelihood of success.
•	We have no manufacturing experience, and the failure to comply with all applicable manufacturing regulations and requirements could have a materially adverse effect on our business.
•	We do not currently have the sales and marketing personnel necessary to sell products, and the failure to hire and retain such staff could have a materially adverse effect on our business.
•	Even if we were to successfully develop approvable drugs, we will not be able to sell these drugs if we or our third-party manufacturers fail to comply with manufacturing regulations.
•	We must comply with significant and complex government regulations, compliance with which may delay or prevent the commercialization of our product candidates.
•	We may face business disruption and related risks if there is another pandemic.

•	The loss or unavailability of our management could put us at a competitive disadvantage.
•	We may not be able to attract and retain highly skilled personnel.
•	We may be unable to compete with enterprises in the highly competitive biotechnology and biopharmaceutical industries and those equipped with more substantial resources than us.
•	There may be conflicts of interest among our officers, directors and stockholders.
•	We indemnify our officers and directors against liability to us and our security holders, and such indemnification could increase our operating costs.

Risks Relating to Our Intellectual Property

•	We may be unable to obtain or protect intellectual property rights relating to our product candidates.
•	If we fail to comply with our obligations in the licensing and collaboration agreements, our competitive position, business, financial condition, results of operations and prospects could be harmed.
•	Compliance with federal regulations such as “march-in” rights may limit our exclusive rights and our ability to contract with non-U.S. manufacturers.
•	Patent terms may be inadequate to establish our competitive position on our drug candidates for an adequate amount of time.
•	We may not be able to protect our intellectual property rights throughout the world.
•	Changes in patent law could diminish the value of our patents and impair our ability to protect our drug candidate.
•	We may be involved in lawsuits to protect or enforce our patents or other intellectual property, which could be expensive, time-consuming and unsuccessful, and our patents could be found invalid or unenforceable.
•	Our failure to identify relevant third-party patents or correctly interpret the relevance, scope or expiration of patents, we may be subject to infringement claims or may not be able to develop our drug candidates.
•	Third parties may initiate legal proceedings alleging that we are infringing, misappropriating or otherwise violating their intellectual property rights.
•	We may be subject to claims by third parties asserting that we or our employees have infringed, misappropriated or otherwise violated their intellectual property rights, or claiming ownership of what we regard as our own intellectual property.
•	We may be subject to claims challenging the inventorship of our patents and other intellectual property.
•	Intellectual property rights do not necessarily address all potential threats.
•	Intellectual property litigation may lead to unfavorable publicity that harms our reputation and causes the market price of shares of our Common Stock to decline.

Risks Relating to Our Common Stock

•	Our stock price is and may continue to be volatile and you may not be able to resell our Common Stock at or above the price you paid.
•	You may experience future dilution as a result of future equity offerings or if we issue shares subject to options, warrants, stock awards or other arrangements.
•	The reverse stock split effected on July 7, 2025 has caused and could further cause our stock price to decline relative to its value before the reverse stock split and decrease the liquidity of shares of our common stock.
•	The market price and trading volume of our Common Stock may be volatile.
•	Any failure to maintain effective internal control over financial reporting could harm us.
•	Limited trading market for our Common Stock could make it difficult to liquidate an investment.
•	The lack of public company experience of our management team could negatively affect our business.
•	Investors may be less attracted to our Common Stock because we are as a smaller reporting company.
•	Additional audit and legal costs associated with periodic reporting requirements of the Exchange Act will negatively affect our ability to earn a profit.
•	Because we do not intend to pay any cash dividends on our Common Stock, our stockholders will not be able to receive a return on their shares unless they sell them.
•	We are authorized to issue “blank check” preferred stock without stockholder approval, which could adversely impact the rights of holders of our securities.
•	Provisions in our Articles of Incorporation, our Bylaws, and Nevada law might discourage, delay or prevent a change in control of our company or changes in our management and, therefore, depress the trading price of our Common Stock.

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

As of July 31, 2025, the Company had cash deposited in a certain financial institution in excess of federally insured levels. The Company regularly monitors the financial stability of these financial institutions and believes that it is not exposed to any significant credit risk in cash and cash equivalents. Bank failures, events involving limited liquidity, defaults, non-performance, or other adverse developments that affect financial institutions, or concerns or rumors about such events, may lead to liquidity constraints. In 2023, certain U.S. government banking regulators took steps to intervene in the operations of certain financial institutions due to liquidity concerns, which caused general heightened uncertainties in financial markets. While previous bank failures have not had a material direct impact on the Company’s operations, if further liquidity and financial stability concerns arise with respect to banks and financial institutions, either nationally or in specific regions, the Company’s ability to access cash or enter into new financing arrangements may be threatened, which could have a material adverse effect on its business, financial condition and results of operations.

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

We are, and may in the future become, subject to various legal proceedings and claims that arise in or outside the ordinary course of business. For example, On January 19, 2024, a purported shareholder class action complaint, captioned Eric Olmstead v. BioVie Inc. et al., No. 3:24-cv-00035, was filed in the U.S. District Court for the District of Nevada, naming the Company and certain of its officers as defendants. On February 22, 2024, a second, related putative securities class action was filed in the same court asserting similar claims against the same defendants, captioned Way v. BioVie Inc. et al., No. 2:24-cv-00361. On April 15, 2024, the court consolidated these two actions under the caption In re BioVie Inc. Securities Litigation, No. 3:24-cv-00035, appointed the lead plaintiff, and approved selection of the lead counsel. On June 21, 2024, the lead plaintiff filed an amended complaint, alleging that the defendants made material misrepresentations and/or omissions of material fact relating to the Company’s business, operations, compliance, and prospects, including information related to the NM101 Phase 3 study and trial of bezisterim (NE3107) in mild to moderate probable Alzheimer’s Disease, in violation of Sections 10(b) and 20(a) of the Exchange Act, and Rule 10b-5 promulgated thereunder. The class action is on behalf of purchasers of the Company’s securities during the period from December 7, 2022 through November 28, 2023 and seeks unspecified monetary damages on behalf of the putative class and an award of costs and expenses, including attorney’s fees. In August 2024, the defendants filed a motion to dismiss the amended complaint, and that motion was fully briefed in December 2024. On March 27, 2025, the court denied the motion to dismiss, and the parties are now engaged in the early stages of the discovery process. In addition, on December 30, 2024 and April 28, 2025, respectively, two shareholder derivative lawsuits were filed in the United States District Court for the District of Nevada by putative stockholders, allegedly on behalf of the Company, that piggy-back on the securities class action, alleging, among other things, that the defendants breached their fiduciary duties by causing or failing to prevent the securities violations alleged in the securities class action. The Company believes that all of these claims are without merit and intends to defend vigorously against them, but there can be no assurances as to the outcome.

It is possible that additional lawsuits will be filed, or allegations received from stockholders, with respect to these same or other matters and also naming us and/or our officers and directors as defendants. Such lawsuits and any other related lawsuits are subject to inherent uncertainties, and the actual defense and disposition costs will depend upon many unknown factors. The outcome of such lawsuits is necessarily uncertain. We could be forced to expend significant resources in the defense of the pending lawsuits and any additional lawsuits, and we may not prevail. In addition, we may incur substantial legal fees and costs in connection with such lawsuits. We currently are not able to estimate the possible cost to us from these matters, as the pending lawsuits are currently at an early stage, and we cannot be certain how long it may take to resolve the pending lawsuits or the possible amount of any damages that we may be required to pay. Monitoring, initiating and defending against legal actions is time-consuming for our management, is likely to be expensive and may detract from our ability to fully focus our internal resources on our business activities. We could be forced to expend significant resources in the settlement or defense of the pending lawsuit and any potential future lawsuits, and we may not prevail in such lawsuits.

Although we have insurance coverage that we believe applies to these actions, the coverage is subject to a $2 million deductible. That means that we are responsible for the first $2 million of loss arising from these actions, which includes both defense costs and damages, before any insurance coverage will apply. Furthermore, our insurance coverage may be insufficient, and our assets may be insufficient to cover any amounts that exceed our insurance coverage, and we may have to pay damage awards or otherwise may enter into a settlement arrangement in connection with such claims. A decision adverse to our interests in the pending lawsuits, or in similar or related litigation, could result in the payment of substantial damages, or possibly fines, and could have a material adverse effect on our business, our stock price, cash flow, results of operations and financial condition. We have not established any reserve for any potential liability relating to the pending lawsuits or any potential future lawsuits. Any such payments or settlement arrangements in current or future litigation could have a material adverse effect on our business, operating results or financial condition. In addition, such lawsuits may make it more difficult to finance our operations and affect our ability to make payments for damages.

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

Once an NDA is approved, the product covered thereby becomes a “reference listed drug” (“RLD”), in the FDA’s publication, “Approved Drug Products with Therapeutic Equivalence Evaluations,” commonly known as the Orange Book. Other manufacturers may seek approval of generic versions of reference listed drugs through submission of abbreviated new drug applications (“ANDAs”) in the United States. In support of an ANDA, a generic manufacturer need not conduct clinical trials. Rather, the applicant generally must show that its product has the same active ingredient(s), dosage form, strength, route of administration and conditions of use or labeling as the reference listed drug and that the generic version is bioequivalent to the reference listed drug, meaning it is absorbed in the body at the same rate and to the same extent as the RLD. Generic products may be significantly less costly to bring to market than the reference listed drug and companies that produce generic products are generally able to offer them at lower prices. Moreover, generic versions of RLDs are often automatically substituted for the RLD by pharmacies when dispensing a prescription written for the RLD. Thus, following the introduction of a generic drug, a significant percentage of the sales of any branded product or reference listed drug is typically lost to the generic product.

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

Development and extensive testing will be required to determine the technical feasibility and commercial viability of BIV201 and bezisterim (NE3107). Our success will depend on our ability to achieve scientific and technological advances and to translate such advances into reliable, commercially competitive drugs on a timely basis. Drugs that we may develop are not likely to be commercially available, at a minimum, for several years, if ever. Our drug product candidate, BIV201 (continuous infusion terlipressin), was cleared by the FDA to undergo testing in a mid-stage (Phase 2b) clinical trial for the treatment of refractory ascites due to cirrhosis. On June 24, 2021, we announced that the first patient has been enrolled in this study. In March 2023, the open-label trial was stopped after 15 of the planned 30 patients were enrolled, and an evaluation of those completed patients assessed. Encouraging data from these patients appeared to show that treatment with BIV201 plus SOC resulted in a reduction in ascites fluid accumulation during treatment versus pre-treatment. In June 2023 and December 2025, the Company requested and subsequently received guidance from the FDA regarding the design and endpoints for definitive clinical testing of BIV201 for the treatment of chronic liver cirrhosis. The Company is currently finalizing the protocol design for the Phase 3 study of BIV201 with a focus on demonstrating clinical benefit through a composite primary endpoint of complications and disease progression in patients with cirrhosis and ascites who have recently recovered from AKI.

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

We have five (5) granted and seven (7) pending patent applications for our liquid formulations of terlipressen that claim priority to PCT/US2020/034269 filed on May 22, 2020 and published as WO2020/237170. We also have thirteen (13) issued U.S. patents, five (5) pending U.S. applications, three(3) pending Patent Cooperation Treaty applications four (4) issued foreign patents and eight (8) pending foreign patent applications directed to protecting bezisterim (NE3107) and related compounds and methods of making and using thereof. However, there can be no assurance that our pending patent applications will result in issued patents, or that any issued patent claims from pending or future patent applications will be sufficiently broad to protect BIV201, bezisterim (NE3107), or any other product candidates or to provide us with competitive advantages.

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

In order to raise additional capital, we may in the future offer additional shares of our Common Stock or other securities convertible into or exchangeable for our Common Stock in any other offering at a price per share that is less than the current market price of our securities, and investors purchasing shares or other securities in the future could have rights superior to existing stockholders. The sale of additional shares of our Common Stock or other securities convertible into or exchangeable for our Common Stock would dilute all of our stockholders, and if such sales of convertible securities into or exchangeable into our Common Stock occur at a deemed issuance price that is lower than the current exercise price of our outstanding warrants sold to Acuitas Group Holdings, LLC (“Acuitas”) in August 2022 (the “Acuitas Warrants”), the exercise price for those warrants would adjust downward to the deemed issuance price pursuant to price adjustment protection contained within those warrants.

As of June 30, 2025, there were warrants outstanding to purchase an aggregate of 960,098 shares of our Common Stock at exercise prices ranging from $13.70 to $1,250.00 per share, 84,872 shares issuable upon exercise of outstanding options at exercise prices ranging from $19.00 to $4,209.00 per share and restricted stock units totaling 7,212. We may also grant additional options, warrants or equity awards. To the extent such shares are issued, the interest of holders of our Common Stock will be diluted.

Moreover, we are obligated to issue shares of our Common Stock upon achievement of certain clinical, regulatory and commercial milestones with respect to certain of our drug candidates (i.e., bezisterim (NE3107), NE3291, NE3413, and NE3789) pursuant to the asset purchase agreement, dated April 27, 2021, by and among the Company, NeurMedix and Acuitas, as amended on May 9, 2021. The achievement of these milestones could result in the issuance of up to 180,000 shares of our Common Stock, further diluting the interest of holders of our Common Stock.

We may, in the future, issue additional shares of Common Stock, which would reduce investors’ percent of ownership and may dilute our share value.

As of June 30, 2025, our Articles of Incorporation, as amended, authorize the issuance of 800,000,000 shares of Common Stock, and we had 1,917,061 shares of our Common Stock issued and 1,914,224 shares of our Common Stock issued and outstanding. Accordingly, we may issue up to an additional 798,082,939 shares of Common Stock. The future issuance of Common Stock may result in substantial dilution in the percentage of our Common Stock held by our then existing stockholders. We may value any Common Stock in the future on an arbitrary basis. The issuance of Common Stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors, might have an adverse effect on any trading market for our Common Stock and could impair our ability to raise capital in the future through the sale of equity securities.

We effected a reverse stock split on July 7, 2025, and such reverse stock split has caused and could further cause our stock price to decline relative to its value before the reverse stock split and decrease the liquidity of shares of our common stock.

At a special meeting of the Company’s stockholders held on June 23, 2025, the Company’s stockholders approved a proposal to grant the Board authority, in its sole discretion, prior to the one-year anniversary of such special meeting, to effect a reverse stock split of the outstanding shares of Common Stock, at a ratio between 1-for-5 and 1-for-10. On June 26, 2025, pursuant to the authority granted by the Company’s stockholders, the Board approved a reverse stock split of our Common Stock at a ratio of 1-for-10 (the “Reverse Stock Split”). The Reverse Stock Split became effective at 12:01 a.m. Eastern Time on July 7, 2025. The Reverse Stock split has caused a decline in the value of our outstanding Common Stock and there is no assurance that the Reverse Stock Split will not cause further decline in the value of our outstanding Common Stock. The liquidity of the shares of our Common Stock may be affected adversely by the Reverse Stock Split given the reduced number of shares that are outstanding following the Reverse Stock Split, especially if the market price of our Common Stock does not increase as a result of the Reverse Stock Split. In addition, the Reverse Stock Split has increased the number of stockholders who own odd lots (less than 100 shares) of our Common Stock, creating the potential for such stockholders to experience an increase in the cost of selling their shares and greater difficulty effecting such sales

The market price and trading volume of our Common Stock may be volatile.

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

The Company pays an annual rent of $2,200 for its headquarters at 680 W Nye Lane, Suite 201, Carson City Nevada 89703. The rental agreement was for a one-year term, that commenced on October 1, 2022, and was subsequently renewed at each annual maturity date at the same rate.

The Company’s San Diego office lease at 5090 Shoreham Place Suite 206, San Diego, CA 92122 commenced in February 2024. The current monthly base rate for the office space is $10,024, with an annual increase of four percent. The term for the office lease is 60 months.

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

On January 19, 2024, a purported shareholder class action complaint, captioned Eric Olmstead v. BioVie Inc. et al., No. 3:24-cv-00035, was filed in the U.S. District Court for the District of Nevada, naming the Company   and certain of its officers as defendants. On February 22, 2024, a second, related putative securities class action was filed in the same court asserting similar claims against the same defendants, captioned Way v. BioVie Inc. et al., No. 2:24-cv-00361. On April 15, 2024, the court consolidated these two actions under the caption In re BioVie Inc. Securities Litigation, No. 3:24-cv-00035, appointed the lead plaintiff, and approved selection of the lead counsel. On June 21, 2024, the lead plaintiff filed an amended complaint, alleging that the defendants made material misrepresentations and/or omissions of material fact relating to the Company’s business, operations, compliance, and prospects, including information related to the NM101 Phase 3 study and trial of bezisterim (NE3107) in mild to moderate probable AD, in violation of Sections 10(b) and 20(a) of the  Exchange Act, and Rule 10b-5 promulgated thereunder. The class action is on behalf of purchasers of the Company’s securities during the period from December 7, 2022 through November 28, 2023, and seeks unspecified monetary damages on behalf of the putative class and an award of costs and expenses, including attorney’s fees. The defendants filed a motion to dismiss the amended complaint on August 21, 2024, and that motion was fully briefed as of December 5, 2024. On March 27, 2025, the court denied the defendants’ motion to dismiss, and the parties are now engaged in the early stages of fact discovery.

On December 30, 2024, a shareholder derivative lawsuit was filed in the United States District Court for the District of Nevada by putative stockholder Andrew Hulm, allegedly on behalf of the Company, that piggy-backs on the securities class action also pending in that court. The derivative complaint names certain current and former officers and directors as defendants, and generally alleges that they breached their fiduciary duties by causing or failing to prevent the securities violations alleged in the securities class action. The derivative complaint also alleges claims for unjust enrichment, waste of corporate assets, gross mismanagement, and abuse of control as against all defendants. On March 18, 2025, the court ordered the Hulm derivative lawsuit stayed, pending resolution of the motion to dismiss the securities class action described above.

On April 28, 2025, a second shareholder derivative lawsuit was filed in the United States District Court for the District of Nevada by putative stockholder William Settel, allegedly on behalf of the Company, that likewise piggy-backs on the securities class action. The Settel derivative complaint alleges essentially the same claims as the Hulm derivative action against the same defendants based on the same alleged conduct specifically, claims for breach of fiduciary duty, aiding and abetting breach of fiduciary duty, unjust enrichment, abuse of control, and waste of corporate assets.

The Company believes that the claims are without merit and intend to defend vigorously against them, but there can be no assurances as to the outcome.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Unregistered Sales of Securities

All sales of unregistered securities during the year ended June 30, 2025 were previously disclosed in a Quarterly Report on Form 10-Q or Current Report on Form 8-K.

Issuer Purchases of Common Stock

During the year ended June 30, 2025, there were no issuer repurchases of shares of Common Stock.

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

Neurodegenerative Disease Program

The Company acquired the biopharmaceutical assets of NeurMedix, Inc. (“NeurMedix”) a privately held clinical-stage pharmaceutical company and a related party in June 2021. The acquired assets included NE3107 (or “bezisterim”). Bezisterim, the approved generic name for NE3107 is an investigational, novel, orally administered small molecule that is thought to inhibit inflammation-driven insulin resistance and major pathological inflammatory cascades with a novel mechanism of action. There is emerging scientific consensus that both inflammation and insulin resistance may play fundamental roles in the development of Alzheimer’s disease (“AD”) and Parkinson’s disease (“PD”), and bezisterim could, if approved by the U.S. Food and Drug Administration (“FDA”), represent an entirely new medical approach to treating these devastating conditions affecting an estimated 6 million Americans suffering from AD, 1 million Americans suffering from PD and Long COVID affects approximately 20 million adults in the US, and millions more worldwide.

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

Parkinson’s Disease

PD is driven in large part by neuroinflammation and activation of brain microglia, leading to increased proinflammatory cytokines (particularly TNF). Multiple daily administrations of levodopa (converted to dopamine in the brain) is the current standard of care treatment for this movement disorder. However, levodopa effectiveness diminishes over time necessitating increased dosage and prolonged daily administration leads to side effects of uncontrolled movements called levodopa-induced dyskinesia, commonly referred to as LID, which is exacerbated by high dose levodopa. Although levodopa provides symptomatic benefit, it does not slow PD progression.

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

Long COVID Program

In April 2024, the Company was awarded a clinical trial grant of $13.1 million from the U.S. Department of Defense (“DOD”), awarded through the Peer Reviewed Medical Research Program of the Congressionally Directed Medical Research Programs. In August 2024, the FD&A and the U.S. Army Medical Research and Development Command, Office of Human Research Oversight (“OHRO”) approved the Company’s plan, including the FDA approving the associated Investigation New Drug Application (“IND”), to evaluate bezisterim for the treatment of neurological symptoms that are associated with long COVID. The trial commenced in May 2025.

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

C. Alzheimer’s Disease (NCT05083260)

On November 29, 2023, the Company announced the analysis of its unblinded, topline efficacy data from its Phase 3 clinical trial (NCT04669028) of bezisterim in the treatment of mild to moderate AD. The study had co-primary endpoints looking at cognition using the Alzheimer’s Disease Assessment Scale-Cognitive Scale (ADAS-Cog 12) and function using the Clinical Dementia Rating-Sum of Boxes (CDR-SB). Patients were randomly assigned, 1:1 versus placebo, to receive sequentially 5 mg of bezisterim orally twice a day for 14 days, then 10 mg orally twice a day for 14 days, followed by 26 weeks of 20 mg orally twice daily.

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

Results of Operations

Comparison of the Year Ended June 30, 2025 to the Year Ended June 30, 2024

Net loss

The net loss for the year ended June 30, 2025, was approximately $17.5 million as compared to the net loss of $32.1 million for the year ended June 30, 2024. The net decrease of $14.6 million was primarily attributed to decline in research and development expenses of $13.8 million, and a net increase in other income, net of approximately $465,000.

Total operating expenses for the years ended June 30, 2025 and 2024 were approximately $18.1 million and $32.2, respectively.  The net decrease of approximately $14.1 million was primarily due to the decrease in research and development expenses as a result of the completion of clinical trials in the prior fiscal year.

Research and Development Expenses

Research and development expenses were approximately $9.3 million and $23.1 million for the years ended June 30, 2025 and 2024, respectively. The $13.8 million reduction was primarily attributed to the completion of the clinical studies in the prior fiscal year and comprised of a declines in direct study costs of approximately $7.4 million, and the related expenses such as the clinical team payroll of approximately $1.4 million, and consultants expenses of approximately $3.0 million, reflecting a declining use of consultants and a reduction in the use of regulatory and other consultants totaling approximately $496,000. Other decreases included a decrease in Chemistry, Manufacturing and Controls (“CMC”) and new drug discovery totaling approximately $1.2 million, and a decrease in travel & conferences of approximately $123,000, as well as publications of approximately $166,000.

The decrease in clinical studies of approximately $7.4 million represented the net decrease in clinical trial studies expense of approximately $10.8 million due to the completion of the clinical trials in the prior fiscal year offset primarily by the planning, development and launch of the two new clinical studies, Sunrise PD Phase 2 and Long Covid Program, totaling approximately $3.3 million. The table below summarizes the approximate expense amounts for the years ended June 30, 2025 and 2024 by study:

	For the Year Ended	For the Year Ended	Increase
	June 30, 2025	June 30, 2024	(Decrease)

Current Studies

Sunrise PD Phase 2	$3,343,000	$181,000	$3,162,000
Liver Program Phase 3	173,000	45,000	128,000
Long COVID Program, net of $5.3 million reimbursement	146,000	106,000	40,000
Investigator-Initiated studies	25,000	23,000	2,000
	$3,687,000	$355,000	$3,332,000

Completed Studies

Ascites BIV201 Phase 2b	$(63,000)	$554,000	$(617,000)
AD mild to moderate pivotal Phase 3	18,000	7,888,000	(7,870,000)
PD NM201 Phase 2	-	612,000	(612,000)
Investigator-Initiated studies	-	73,000	(73,000)
Other studies in development/canceled	18,000	1,600,000	(1,582,000)
	$(27,000)	$10,727,000	$(10,754,000)

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the year ended June 30, 2025, was approximately $8.6 million and was comparable to approximately $8.8 million for the year ended June 30, 2024. The net fluctuations in expenses were primarily comprised of decreases in stock-based compensation for the executive team and directors of approximately $436,000 and $595,000, respectively, and investor and public relation fees of $210,000, offset by increases in directors’ cash compensation of approximately $101,000, other professional and consultancy fees of approximately $582,000, legal fees of approximately $468,000, and audit and accounting fees of approximately $82,000.

Other Income and Expense

Other income, net was approximately $524,000 for the year ended June 30, 2025, compared to approximately $59,000 for the year ended June 30, 2024. The net increase in other income of approximately $465,000 was comprised of a decrease in the change in fair value of the related derivative liabilities of approximately $1.8 million, offset by the decline in interest expense, net $2.6 million due to the payoff of the notes payable on December 1, 2024 and decline in interest income of approximately $284,000.

Capital Resources and Liquidity

As of June 30, 2025, the Company had working capital of approximately $18.4 million, cash and cash equivalents of approximately $17.5 million, stockholders’ equity of approximately $19.0 million, and an accumulated deficit of approximately $352.1 million. Additionally, the Company had a net loss of approximately $17.5 million and net cash used in operating activities of approximately $19.0 million during the year ended June 30, 2025. The Company has not generated any revenues to date and no revenues are expected in the foreseeable future. The Company’s future operations are dependent on the success of the Company’s ongoing development and commercialization efforts, as well as its ability to secure additional financing as needed.

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

Registered Direct Offerings

On September 25, 2024, the Company closed a best efforts public offering (the “September 2024 Offering”) of 136,080 shares of its common stock, par value $0.0001 per share, pre-funded warrants (the “September Pre-funded Warrants”) to purchase 60,000 shares of Common Stock, and warrants to purchase up to 196,080 shares of Common Stock (the “September Common Warrants”) at a combined public offering price of $15.30 per share, or September Pre-funded Warrant, and the associated September Common Warrant. 26,500 September Pre-funded Warrants were exercised shortly thereafter and reflected on the statement of changes in stockholders’ equity as a component of proceeds from issuance of common stock. The September Common Warrants have an exercise price of $15.30 per share and were immediately exercisable upon issuance and will expire on the fifth anniversary date of the original issuance date. The gross proceeds to the Company from the September 2024 Offering was approximately $3.0 million, before deducting placement agent fees and offering expenses of approximately $747,000. Additionally, upon closing, the Company issued the placement agent warrants (“September Placement Agent’s Warrants”) to purchase 9,809 shares of Common Stock exercisable at a per share price of $19.10, which was equal to 125% of the public offering price per share. The September Placement Agent’s Warrants are exercisable during a five-year period commencing 180 days from September 25, 2024.  Subsequently, 189,630 of common warrants from the September 2024 Offering were exercised at $15.30 per share for proceeds totaling approximately $2.9 million, and 33,500 September Pre-funded Warrants were also exercised. In addition, 667 September Placement Agent’s Warrants were exercised on a cashless exercise basis and 422 common shares were issued.

In October 2024, the Company closed three registered direct offerings totaling 825,600 shares of its common stock, par value $0.0001 per share, and two concurrent private placements of warrants to purchase up to 711,000 shares of Common Stock (the “October Common Warrants”) priced at-the-market under Nasdaq rules at prices ranging from $15.00 to $28.30 per share (the “October Offerings”). The October Common Warrants have exercise prices ranging from $13.70 to $21.20 per share and are exercisable beginning six months following issuance and will expire on the fifth anniversary date of the original issuance dates. The gross proceeds to the Company from the October Offerings totaled approximately $15.9 million, before deducting placement agent fees and offering expenses of approximately $2.5 million. Additionally, upon closing of the October Offerings, the Company issued placement agent warrants (the “October Placement Agent’s Warrants”) to purchase 41,321 shares of Common Stock in the aggregate exercisable at a per share price ranging from $18.80 to $35.40, which was equal to 125% of the offering price per share in the applicable October Offering. The October Placement Agent’s Warrants are exercisable during a five-year period commencing 180 days from each of the respective closing dates of the October Offerings.

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

Critical Accounting Policies and Estimates

Research and Development

Research and development expenses and corresponding accrued expenses, consist primarily of costs associated with the preclinical and/or clinical trials of drug candidates, compensation and other expenses for research and development, personnel, supplies and development materials, costs for consultants and related contract research costs.

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

Evaluation of Disclosure Controls and Procedures

We have evaluated, with the participation of our principal executive and our principle financial officer, the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15(d)-15(e) under the Exchange Act as of the end of the period covered by this Form 10-K. Based on this evaluation, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of the effectiveness of internal control to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.  Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2025 using the criteria established in Internal Control Integrated Framework issued by the Committee of Sponsoring Organization of the Treadway Commission. Based on our evaluation using those criteria, our management has concluded that, as of June 30, 2025, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles for the reasons discussed above.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended June 30, 2025 that materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is included in our 2025 Proxy Statement and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is included in our 2025 Proxy Statement and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is included in our 2025 Proxy Statement and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is included in our 2025 Proxy Statement and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is included in our 2025 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1),(2) Financial Statements

The Financial Statements listed on page F-1 of this document are filed as part of this filing.

(a)(3) Exhibits

The following is a list of exhibits filed as a part of this report:

Exhibit Number	Description of Document
2.1	Agreement and Plan of Merger, dated April 11, 2016, among the Company, LAT Acquisition Corp and LAT Pharma, LLC (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on April 15, 2016).
3.1	Articles of Incorporation of the Company as filed with the Secretary of State of Nevada (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed on August 15, 2013, File No. 333-190635).
3.2	Certificate of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on July 22, 2016).
3.3	Certificate of Amendment to Articles of Incorporation (incorporated by reference to Appendix A to the Company’s Information Statement on Schedule 14C filed on July 13, 2018).
3.4	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on July 3, 2018).
3.5	Certificate of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.6 to the Company’s Registration Statement on Form S-1 filed on November 22, 2019, File No. 333-231136).
3.6	Certificate of Change (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on August 1, 2024).
3.7	Certificate of Termination (incorporated by reference to Exhibit 3.1 to the Company’s Current Report, as amended, on Form 8-K/A filed on August 6, 2024).
3.8	Certificate of Amendment (incorporated by reference to Exhibit 3.2 to the Company’s Current Report, as amended, on Form 8-K/A filed on August 6, 2024).
3.9*	Amended and Restated Bylaws of the Company, adopted on May 28, 2025.
4.1	Specimen Certificate representing shares of Class A Common Stock (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 filed on April 26, 2019, File No. 333-231136).
4.2	Form of Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on September 25, 2019).
4.3	Form of 10% OID Convertible Delayed Draw Debenture (incorporated by reference to Exhibit 4.1 the Company’s Current Report on Form 8-K filed on September 25, 2019).
4.4	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K/A filed on July 18, 2022).
4.5	Form of Warrant to Purchase Shares of Class A Common Stock of the Company (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on December 1, 2021).
4.6	Form of Pre-Funded Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 4, 2024)
4.7	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on March 4, 2024).
4.8	Form of Placement Agent Warrant Agreement (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on March 4, 2024).
4.9	Form of Pre-Funded Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on September 24, 2024).
4.10	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on September 24, 2024).

4.11	Form of Placement Agent’s Warrant Agreement (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on September 24, 2024).
4.12	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 22, 2024).
4.13	Form of Placement Agent’s Warrant Agreement (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on October 22, 2024).
4.14	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 24, 2024).
4.15	Form of Placement Agent’s Warrant Agreement (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on October 24, 2024).
4.16	Form of Placement Agent’s Warrant Agreement (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 29, 2024).
4.17	Description of Securities (incorporated by reference to Exhibit 4.4 to the Company’s Annual Report on Form 10-K filed on August 30, 2021).
10.1#	BioVie Inc. 2019 Omnibus Equity Incentive Plan (Amended and Restated through August 28, 2024) (incorporated by reference to Appendix A to the Definitive Information Statement on Schedule 14A, filed on September 27, 2024).

10.2	Asset Purchase Agreement, dated April 27, 2021, among the Company, NeurMedix, Inc. and Acuitas Group Holdings, LLC (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on April 27, 2021).
10.3	Amendment No. 1 of the Asset Purchase Agreement, dated May 9, 2021, among the Company, NeurMedix, Inc. and Acuitas Group Holdings, LLC (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed on May 10, 2021).
10.4	Amendment No. 2 to the Asset Purchase Agreement, dated January 13, 2023, among the Company, Acuitas Group Holdings, LLC and Acuitas Group Holdings, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 12, 2023).
10.5#	Employment Offer & Agreement, between Chris Reading and the Company, dated June 18, 2021 (incorporated by reference to Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q filed on November 10, 2021).
10.6#	Employment Offer & Agreement, between Clarence Ahlem and the Company, dated June 18, 2021 (incorporated by reference to Exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q filed on November 10, 2021).
10.7#	Employment Offer & Agreement, between Joanne Wendy Kim and the Company, dated June 26, 2021 (incorporated by reference to Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q filed on November 10, 2021).
10.8#	Employment Offer & Agreement, between Penelope Markham and the Company, dated September 7, 2021 (incorporated by reference to Exhibit 10.18 to the Company’s Quarterly Report on Form 10-Q filed on November 10, 2021).
10.9#	Employment Offer & Agreement, between Joseph Palumbo and the Company, dated September 3, 2021 (incorporated by reference to Exhibit 10.19 to the Company’s Quarterly Report on Form 10-Q filed on November 10, 2021).
10.10	Loan and Security Agreement, dated November 30, 2021, among the Company, Avenue Venture Opportunities Fund II, L.P. and Avenue Venture Opportunities Fund, L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on December 1, 2021).
10.11	Supplement to Loan and Security Agreement, dated November 30, 2021, among the Company, Avenue Venture Opportunities Fund II, L.P. and Avenue Venture Opportunities Fund, L.P. (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on December 1, 2021).
10.12	Securities Purchase Agreement, dated July 15, 2022, by and between the Company and Acuitas Group Holdings, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed on July 18, 2022).
10.13	Controlled Equity OfferingSM Sales Agreement, dated August 31, 2022, among the Company, Cantor Fitzgerald & Co. and B. Riley Securities, Inc. (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on August 31, 2022).
10.14	Amended and Restated Registration Rights Agreement, dated August 15, 2022, by and between BioVie Inc. and Acuitas Group Holdings, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on November 4, 2022).
14.1	Code of Conduct and Ethics of BioVie Inc. (incorporated by reference to Exhibit 14.1 to the Company’s Registration Statement on Form S-1, File No. 333-231136).
19.1*	BioVie Inc. Insider Trading Policy
21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Company's Registration Statement on Form S-1, File No. 333-288525)
23.1*	Consent of Independent Registered Public Accounting Firm - EisnerAmper LLP
24.1*	Power of Attorney (included on signature page to this registration statement)
31.1*	Rule 13a-14(a) Certification
31.2*	Rule 13a-14(a) Certification
32.1**	Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to section 906 of the Sarbanes-Oxley Act of 2002
97.1*	BioVie Inc. Clawback Policy
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

#	Indicates a management contract or compensatory plan or arrangement

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 15, 2025	BIOVIE INC.

	By:	/s/ Cuong Do
		Name:	Cuong Do
		Title:	Chief Executive Officer (Principal Executive Officer)

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

Person	Capacity	Date

/s/ Cuong Do	Chief Executive Officer	August 15, 2025
Cuong Do	(Principal Executive Officer)

/s/ Joanne Wendy Kim	Chief Financial Officer	August 15, 2025
Joanne Wendy Kim	(Principal Financial and Accounting Officer)

/s/ Jim Lang	Director	August 15, 2025
Jim Lang

/s/ Michael Sherman	Director	August 15, 2025
Michael Sherman

/s/ Amy Chappell	Director	August 15, 2025
Amy Chappell

/s/ Kameel Farag	Diretor	August 15, 2025
Kameel Farag

/s/ Sigmund Rogich	Director	August 15, 2025
Sigmund Rogich

BioVie Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

BioVie, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of BioVie Inc. (the “Company”) as of June 30, 2025 and 2024, and the related statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2025 and 2024, and the results of its operations and its cash flows for of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Research and development expenses and related accruals

As described in Note 3 to the accompanying financial statements, research and development expenses consist primarily of costs associated with the preclinical and/or clinical trials of drug candidates, compensation and other expenses for research and development, personnel, supplies and development materials, costs for consultants and related contract research costs. The amounts recorded for clinical trial expenses represent the Company’s estimates of clinical trial expenses based on facts and circumstances known to the Company at that time, and are dependent upon the timely and accurate reporting of contract research organizations and other third-party vendors.

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

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. These procedures included, obtaining an understanding of management’s process and evaluating the design of controls over research and development expense classification and the completeness and accuracy of related accruals, independently researching vendors, testing a selection of research and development expense transactions to determine, based on the underlying supporting documents, the mathematical accuracy of the expense and the appropriateness of the expense classification. In addition, we made inquiries of management and reviewed subsequent payments, invoices and agreements relating to certain research and development expenses to evaluate if the accruals were properly recorded as of June 30, 2025.

/s/ EisnerAmper LLP

We have served as the Company’s auditor since 2019.

EISNERAMPER LLP

Iselin, New Jersey

August 15, 2025

BioVie Inc.

Balance Sheets

	June 30,	June 30,
	2025	2024
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$17,544,547	$23,843,798
Grant receivable	2,104,050	-
Prepaid and other current assets	1,049,897	204,392
Total current assets	20,698,494	24,048,190

Operating lease right-of-use asset, net	339,653	406,726
Intangible assets, net	178,341	407,718
Goodwill	345,711	345,711

TOTAL ASSETS	$21,562,199	$25,208,345

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$2,200,320	$3,586,912
Current portion of operating lease liability	74,464	60,343
Current portion of notes payable, net of financing cost, unearned premium and discount of $701,210 at June 30, 2024	-	5,701,210
Warrant liability	-	3,771
Total current liabilities	2,274,784	9,352,236

Operating lease liability, net of current portion	275,430	349,894
TOTAL LIABILITIES	2,550,214	9,702,130

Commitments and contingencies (Note 10)

STOCKHOLDERS' EQUITY:

Preferred stock; $0.001 par value; 10,000,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock, $0.0001 par value; 800,000,000 shares authorized at June 30, 2025 and June 30, 2024; 1,917,061 shares issued of which 1,914,224 shares are outstanding at June 30, 2025; and 621,641 shares issued of which 619,008 shares outstanding at June 30, 2024	7,476	6,229
Additional paid in capital	371,148,784	349,732,674
Accumulated deficit	(352,144,246)	(334,232,661)
Treasury stock	(29)	(27)
Total stockholders' equity	19,011,985	15,506,215

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$21,562,199	$25,208,345

The accompanying notes are an integral part of the financial statements.

BioVie Inc.

Statements of Operations and Comprehensive Loss

	Year Ended	Year Ended
	June 30, 2025	June 30, 2024

OPERATING EXPENSES:
Amortization of intangible assets	$229,377	$229,377
Research and development expenses	9,266,734	23,100,394
Selling, general and administrative expenses	8,570,089	8,849,814
TOTAL OPERATING EXPENSES	18,066,200	32,179,585

LOSS FROM OPERATIONS	(18,066,200)	(32,179,585)

OTHER EXPENSE (INCOME):
Change in fair value of derivative liabilities	(3,771)	(1,816,271)
Interest expense	332,720	2,893,922
Interest income	(853,029)	(1,136,703)
TOTAL OTHER INCOME , NET	(524,080)	(59,052)

NET LOSS	$(17,542,120)	$(32,120,533)

Deemed dividend related to ratchet adjustment to warrants	369,465	886,423

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(17,911,585)	$(33,006,956)

NET LOSS PER COMMON SHARE
- Basic	$(12.12)	$(73.05)
- Diluted	$(12.12)	$(73.05)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
- Basic	1,477,372	451,853
- Diluted	1,477,372	451,853

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(17,911,585)	$(33,006,956)

Other comprehensive loss
Reclassification of unrealized gains on available-for-sale investments upon settlement	-	(176,591)
Total other comprehensive loss	-	(176,591)
Comprehensive loss	$(17,911,585)	$(33,183,547)

The accompanying notes are an integral part of the financial statements.

BioVie Inc.

Statements of Changes in Stockholders’ Equity
For the Years Ended June 30, 2025 and 2024

						Accumulated
			Additional			Other		Total
	Common Stock	Common Stock	Paid in	Treasury Stock	Treasury Stock	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Shares	Amount	Income	Deficit	Equity
Balance, June 30, 2023	364,519	3,643	316,385,759	(229)	(2)	176,591	(301,225,705)	15,340,286

Stock - based compensation - stock options	-	-	2,823,764	-	-	-	-	2,823,764

Stock-based compensation - restricted stock units	-	-	1,763,450	-	-	-	-	1,763,450

Proceeds from issuance of common stock, net of costs of $2,908,141	243,375	2,449	27,800,490	-	-	-	-	27,802,939

Issuance of common stock from vesting of restricted stock units	12,240	122	(97)	(2,404)	(25)	-	-	-

Stock-based compensation - issuance of common stock for services rendered	1,500	15	72,885	-	-	-	-	72,900

Deemed dividend for ratchet adjustment to warrants	-	-	886,423	-	-	-	(886,423)	-

Reclassification of unrealized gains on available-for-sale investments upon settlement	-	-	-	-	-	(176,591)	-	(176,591)

Issuance of additional shares for fractional shares effected by the reverse split	7	-	-	-	-	-	-	-

Net Loss	-	-	-	-	-	-	(32,120,533)	(32,120,533)

Balance, June 30, 2024	621,641	$6,229	$349,732,674	(2,633)	$(27)	$-	$(334,232,661)	$15,506,215

Stock - based compensation - stock options	-	-	1,195,447	-	-	-	-	1,195,447

Stock-based compensation - restricted stock units and restricted shares	-	-	1,202,809	-	-	-	-	1,202,809

Proceeds from issuance of common stock, net of costs of $3,240,288	988,395	989	15,673,624	-	-	-	-	15,674,613

Issuance of common stock from vesting of restricted stock units	11,314	11	(9)	(204)	(2)	-	-	-

Stock-based compensation - issuance of common stock for services rendered	6,000	6	73,674	-	-	-	-	73,680

Issuance of common stock from exercise of warrants	223,130	224	2,901,117	-	-	-	-	2,901,341

Issuance of common stock from cashless exercise of warrants	422	-	-	-	-	-	-	-

Deemed dividend for ratchet adjustment to warrants	-	-	369,465	-	-	-	(369,465)	-

Issuance of additional shares for fractional shares effected by the reverse split	66,159	17	(17)	-	-	-	-	-

Net Loss	-	-	-	-	-	-	(17,542,120)	(17,542,120)

Balance, June 30, 2025	1,917,061	$7,476	$371,148,784	(2,837)	$(29)	$-	$(352,144,246)	$19,011,985

The accompanying notes are an integral part of the financial statements.

BioVie Inc.

Statements of Cash Flows

	Year Ended	Year Ended
	June 30, 2025	June 30, 2024

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(17,542,120)	$(32,120,533)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of intangible assets	229,377	229,377
Stock based compensation - restricted stock units and restricted shares	1,202,809	1,763,450
Stock based compensation expense - stock options	1,195,447	2,823,764
Stock based compensation expense - issuance of common stock for services rendered	73,680	72,900
Amortization of financing costs	11,820	108,751
Accretion of unearned loan discount	111,212	1,023,145
Accretion of loan premium	25,758	236,970
Realized gain on maturity of available-for sale	-	(223,865)
Non-cash lease expense from right-of-use assets	67,073	49,346
Gain on termination of operating lease	-	(5,215)
Change in fair value of derivative liabilities	(3,771)	(1,816,271)
Changes in operating assets and liabilities:
Grant receivable	(2,104,050)	-
Prepaid and other current assets	(845,505)	(101,866)
Accounts payable and accrued expenses	(1,386,592)	110,653
Operating lease liabilities	(60,343)	(47,245)
Other current liabilities	-	(48,385)
Net cash used in operating activities	(19,025,205)	(27,945,024)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from U.S. Treasury Bills (available-for-sale)	-	14,525,000
Net cash provided by investing activities	-	14,525,000

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	15,674,613	27,802,939
Proceeds from exercise of warrants	2,901,341	(10,000,000)
Payment of loan premium	(850,000)	-
Payments of note payable	(5,000,000)	-
Net cash provided by financing activities	12,725,954	17,802,939

Net change in cash and cash equivalents	(6,299,251)	4,382,915

Cash and cash equivalents, beginning of period	$23,843,798	$19,460,883

Cash and cash equivalents, end of period	$17,544,547	$23,843,798

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$183,930	$1,525,056

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Right of use assets obtained in exchange for lease obligations	$-	$432,192
Reclassification of unrealized gains on U.S. Treasury Bills (available-for-sale investments) upon settlement	$-	$176,591
Deemed dividend for ratchet adjustment to warrants	$369,465	$886,423

The accompanying notes are an integral part of the financial statements.

BioVie Inc.

Notes to Financial Statements

1.	Background Information

BioVie Inc. (the “Company” or “we” or “our”) is a clinical-stage company developing innovative drug therapies for the treatment of neurological and neurodegenerative disorders and advanced liver disease.

Neurodegenerative Disease Programs

The Company acquired the biopharmaceutical assets of NeurMedix, Inc. (“NeurMedix”) a privately held clinical-stage pharmaceutical company and a related party in June 2021. The acquired assets included NE3107 (or “bezisterim”). Bezisterim, the approved generic name for NE3107 is an investigational, novel, orally administered small molecule that is thought to inhibit inflammation-driven insulin resistance and major pathological inflammatory cascades with a novel mechanism of action. There is emerging scientific consensus that both inflammation and insulin resistance may play fundamental roles in the development of Alzheimer’s disease (“AD”) and Parkinson’s disease (“PD”), and bezisterim could, if approved by the U.S. Food and Drug Administration (“FDA”), represent an entirely new medical approach to treating these devastating conditions affecting an estimated 6 million Americans suffering from AD, 1 million Americans suffering from PD and Long COVID affects approximately 20 million adults in the US, and millions more worldwide.

In neurodegenerative disease, the Company’s drug candidate bezisterim is an orally bioavailable, Blood Brain Barrier (“BBB”)-permeable, insulin-sensitizer that is also anti-inflammatory. In addition, it is not immunosuppressive and has a low risk of drug-drug interaction. Bezisterim inhibits activation of inflammatory action extracellular single regulated kinase (“ERK”) and nuclear factor kappa-light-chain-enhancer of activated B cells (“NFκB”) (including interactions with tumor necrosis factor (“TNF”) signaling and other relevant inflammatory pathways) that lead to neuroinflammation and insulin resistance. By binding to ERK and selectively modulating NFκB activation and TNF-α production and not interfere with their homeostatic functions, BioVie believes that bezisterim may offer clinical improvements in several disease indications, including PD, AD and long COVID.

Parkinson’s Disease

The Company designed a new Phase 2b study of bezisterim as a potential first line therapy to treat patients with new onset PD. This trial will be evaluating the safety and efficacy of bezisterim on motor and non-motor symptoms in patients with PD who haven’t been treated with carbidopa/levodopa. The PD Phase 2b study, multicenter, randomized, double-blind, placebo-controlled trial with a hybrid decentralized design will last 20 weeks from the initial screening phase to the safety follow up. In July 2024, the Company submitted the new protocol and received a response from the FDA permitting the Company to proceed with the study. The trial commenced in April 2025.

The Phase 2 study of bezisterim for the treatment of PD (NCT05083260) that completed in December 2022, was a double-blind, placebo-controlled, safety, tolerability, and pharmacokinetics study in PD participants treated with carbidopa/levodopa and bezisterim. Forty-five patients with a defined L-dopa “off state” were randomized 1:1 to placebo: bezisterim 20 mg twice daily for 28 days. This trial was launched with two design objectives: 1) the primary objective was safety and a drug-drug interaction study as requested by the FDA to measure the potential for adverse interactions of bezisterim with carbidopa/ levodopa; and 2) the secondary objective was to determine if preclinical indications of promotoric activity and apparent enhancement of levodopa activity could be seen in humans. Both objectives were met.

Long COVID Program

Long COVID is a condition in which symptoms of COVID-19, the acute respiratory disease caused by the SARS-CoV-2 virus, persist for an extended period, generally three months or more. Common symptoms include lingering loss of smell and taste, extreme fatigue, and “brain fog,” though persistent cardiovascular and respiratory problems, muscle weakness, and neurologic issues have also been documented.

In April 2024, the Company was awarded a clinical trial grant of $13.1 million from the U.S. Department of Defense (“DOD”), awarded through the Peer Reviewed Medical Research Program of the Congressionally Directed Medical Research Programs. In August 2024, U.S. Army Medical Research and Development Command, Office of Human Research Oversight (“OHRO”) approved the Company’s plan to evaluate bezisterim for the treatment of neurological symptoms that are associated with long COVID and the FDA authorized our Investigational New Drug (“IND”) application for bezisterim allowing the Company to study a novel, anti-inflammatory approach or the treatment of the debilitating neurocognitive symptoms associated with long COVID.

The Phase 2 ADDRESS-LC study is a randomized (1:1), placebo-controlled, multicenter trial evaluating the efficacy, safety and tolerability of bezisterim in adult participants with long COVID who have cognitive impairment sequelae and fatigue. Individuals who have been diagnosed with long COVID and have neurocognitive dysfunction and self-reported fatigue may meet qualification criteria.

The trial commenced in May 2025. As of June 30, 2025, the total cost incurred was approximately $5.3 million and as of August 4, 2025 approximately $5.3 million was reimbursed.

Alzheimer’s Disease

On November 29, 2023, the Company announced the analysis of its unblinded, topline efficacy data from its Phase 3 clinical trial (NCT04669028) of bezisterim in the treatment of mild to moderate AD. The study had co-primary endpoints looking at cognition using the Alzheimer’s Disease Assessment Scale-Cognitive Scale (ADAS-Cog 12) and function using the Clinical Dementia Rating-Sum of Boxes (CDR-SB). Patients were randomly assigned, 1:1 versus placebo, to receive sequentially 5 mg of bezisterim orally twice a day for 14 days, then 10 mg orally twice a day for 14 days, followed by 26 weeks of 20 mg orally twice daily.

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

After receiving guidance from the FDA regarding the design of Phase 3 clinical testing of BIV201 for the treatment of patients with cirrhosis and ascites, the Company is now targeting a broader ascites patient population. The Company is currently finalizing the protocol design for the Phase 3 study of BIV201 with a focus on demonstrating clinical benefit through a composite primary endpoint of complications and disease progression in patients with cirrhosis and ascites who have recently recovered from acute kidney injury (“AKI”). This patient population is not limited to those having refractory ascites. Ascites is a common complication of advanced liver cirrhosis involving the accumulation of large volumes of fluid in the abdomen, often exceeding five liters, due to liver and kidney dysfunction. BIV201 is administered in a continuous infusion of terlipressin as a patent-pending liquid formulation with patents issued in the U.S., China, Japan, Chile and India to date. Terlipressin, the drug is used in over 40 countries to treat related complications of liver cirrhosis (Type 1 hepatorenal syndrome and bleeding esophageal varices) that was approved in the U.S. in 2022 (to improve kidney function in adults with hepatorenal syndrome with rapid reduction in kidney function) but is not approved in Japan.

The BIV201 development program was initiated by LAT Pharma LLC. On April 11, 2016, BioVie acquired LAT Pharma LLC and the rights to its BIV201 development program and currently owns all development and marketing rights to this drug candidate. Pursuant to the Agreement and Plan of Merger entered into on April 11, 2016, between predecessor entities, LAT Pharma LLC and NanoAntibiotics, Inc., BioVie is obligated to pay a low single digit royalty on net sales of BIV201 (continuous infusion terlipressin) to be shared among LAT Pharma Members, PharmaIn Corporation, and The Barrett Edge, Inc. Pursuant to the separation agreement to be entered into between the Company and BioVie, the Company will assume the royalty agreement and will be obligated to pay 5.0% on net sales of BIV201 (continuous infusion terlipressin) to be shared among LAT Pharma Members, PharmaIn Corporation, and The Barrett Edge, Inc.

2.	Liquidity and Going Concern

The Company’s operations are subject to a number of factors that can affect its operating results and financial conditions. Such factors include, but are not limited to: the results of clinical testing and trial activities of the Company’s products, the Company’s ability to obtain regulatory approval to market its products; competition from products manufactured and sold or being developed by other companies; the price of, and demand for, Company products; the Company’s ability to negotiate favorable licensing or other manufacturing and marketing agreements for its products; and the Company’s ability to raise capital. The Company’s financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of June 30, 2025, the Company had working capital of approximately $18.4 million, cash and cash equivalents of approximately $17.5 million, stockholders’ equity of approximately $19.0 million, and an accumulated deficit of approximately $352.1 million. The Company is in the pre-revenue stage and no revenues are expected in the foreseeable future. The Company’s future operations are dependent on the success of the Company’s ongoing development and commercialization efforts, as well as its ability to secure additional financing as needed. Projected cash flows could be extended if further measures are taken to delay planned expenditures in our research protocols and slow the progress in the Company’s development and launch of next phase clinical programs.

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

Reverse stock split up

The Company effected a 1:10 reverse split of the issued and outstanding shares of its Common Stock which was approved by the board of directors after the approval obtained from shareholders at a special meeting on June 23, 2025 which became effective on July 7, 2025. All historical share and earnings per share amounts have been retroactively adjusted to reflect the split.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The Company bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances. The amounts of assets and liabilities reported in the Company’s balance sheets and the amounts of expenses reported for each of the periods presented in the statements of operations and comprehensive loss are affected by estimates and assumptions, which are used for, but not limited to, accounting for clinical accruals, share-based compensation, assumptions used in recording leases, the inputs used in the valuation of goodwill and intangible assets in connection with impairment testing and accounting for income taxes. Actual results could differ from those estimates.

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

Concentration of Credit Risk in the Financial Service Industry

As of June 30, 2025, the Company had cash deposited in a certain financial institution in excess of federally insured levels. The Company regularly monitors the financial stability of these financial institutions and believes that it is not exposed to any significant credit risk in cash and cash equivalents. However, if liquidity and financial stability concerns arise with respect to banks and financial institutions, either nationally or in specific regions, the Company’s ability to access cash or enter into new financing arrangements may be threatened, which could have a material adverse effect on its business, financial condition and results of operations.

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

Prepaid and other assets

Prepaid and other assets consist of prepayments of certain expenses such as cost related to capital raise activities; and a security deposit paid in connection with a lease agreement.

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

Research and Development

Research and development expenses consist primarily of costs associated with the preclinical and/or clinical trials of drug candidates, compensation and other expenses for research and development, personnel, supplies and development materials, costs for consultants and related contracted research costs.

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

The Company recognizes uncertainty in income taxes in the financial statements using a recognition threshold and measurement attribute of a tax position taken or expected to be taken in a tax return. The Company applies the “more-likely-than-not” recognition threshold to all tax positions, commencing at the adoption date of the applicable accounting guidance, which resulted in no unrecognized tax benefits as of such date. Additionally, there have been no unrecognized tax benefits subsequent to adoption. The Company has opted to classify interest and penalties that would accrue, if any, according to the provisions of relevant tax law as general and administrative expenses, in the Statements of Operations and Comprehensive Loss. For the years ended June 30, 2025 and 2024, there was no such interest or penalties.

Net Loss per Common Share

Basic net loss per common share is computed by dividing the net loss attributable to Common Stockholders by the weighted average number of shares of Common Stock outstanding during the period. Diluted net loss per common share is computed by dividing the net loss attributable to Common Stockholders by the weighted average number of shares of Common Stock outstanding and potentially outstanding shares of Common Stock during the period to reflect the potential dilution that could occur from common shares issuable through stock options, warrants, and convertible debentures. For the years ended June 30, 2025 and 2024, such amounts were excluded from the diluted loss since their effect was considered anti-dilutive due to the net loss for the periods presented.

The table below shows the potential shares of common stock, presented based on amounts outstanding at each year end, that were excluded from the computation of diluted net loss per share attributable to common stockholders because including them would have had an anti-dilutive effect:

	June 30, 2025	June 30, 2024
	Number of Shares	Number of Shares
Stock Options	84,872	51,808
Warrants	960,098	193,203
Restricted Stock Units	7,212	4,030
Notes payable conversion option	-	7,164
	1,052,182	256,205

Stock-based Compensation

The Company has accounted for stock-based compensation under the provisions of Accounting Standards Codification (“ASC”) Topic 718 – “Stock Compensation” (“ASC 718”) which requires the use of the fair-value based method to determine compensation for all arrangements under which employees and others receive shares of stock or equity instruments (stock options and Common Stock purchase warrants). For employees and non-employees awards, the fair value of each stock option award is estimated on the date of grant using the Black-Scholes valuation model that uses assumptions for expected volatility, expected dividends, expected term, and the risk-free interest rate, and is generally recognized as an expense over the requisite service period, net of forfeitures which are recorded as they occur. Expected volatilities are based on historical volatility of peer companies and other factors estimated over the expected term of the stock options. For employee and non-employee awards, the expected term of options granted is derived using the “simplified method” which computes expected term as the average of the sum of the vesting term plus the contract term. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the period of the expected term. The Company recognizes forfeitures as they occur.

Goodwill

Goodwill is recorded when the purchase price paid for an acquisition exceeds the fair value of the net identified tangible and intangible assets acquired. The Company performs an annual impairment test of goodwill and further periodic tests to the extent indicators of impairment develop between annual impairment tests. The Company’s impairment review process compares the fair value of the reporting unit to its carrying value, including the goodwill related to the reporting unit. To determine the fair value of the reporting unit, the Company may use various approaches including an asset or cost approach, market approach or income approach or any combination thereof. These approaches may require the Company to make certain estimates and assumptions including future cash flows, revenue and expenses. These estimates and assumptions are reviewed each time the Company tests goodwill for impairment and are typically developed as part of the Company’s routine business planning and forecasting process. While the Company believes its estimates and assumptions are reasonable, variations from those estimates could produce materially different results. The Company did not recognize any goodwill impairments for the years ended June 30, 2025 and 2024.

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

If the carrying amount of an asset exceeds its undiscounted estimated future cash flows, an impairment review is performed. An impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Generally, fair value is determined using valuation techniques such as expected discounted cash flows or appraisals, as appropriate. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated or amortized. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheets. The Company did not recognize any long-lived asset impairments for the years ended June 30, 2025 and 2024.

Grant program

The Company records expenses related to the DOD Long Covid Program as such expenses are incurred. The reimbursement of such expenses is recognized upon receipt of the reimbursement, or when it is probable the reimbursement will be received, as a credit against the respective expense account.

Segment Reporting

The Company operates as one operating segment with a focus on its efforts to develop drug therapies for the treatment of neurological and neurodegenerative disorders and advanced liver disease. The Company's Chief Executive Officer (“CEO”), as the chief operating decision maker, manages and allocates resources to the operations of the Company based on the line items included within these financial statements. This enables the CEO to assess the overall level of available resources and determine how best to deploy these resources across functions, clinical trials, and development projects in line with the long-term company-wide strategic goals.

Recent Accounting Pronouncements

The Company considers the applicability and impact of all Accounting Standards Updates (“ASU’s”).

In December 2023, the FASB issued ASU 2023-09, "Income Taxes (Topic 740): Improvements in Income Tax Disclosures" to enhance the transparency and decision usefulness of income tax disclosures. This amendment requires public companies to disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. Additionally, under the amendment entities are required to disclose the amount of income taxes paid disaggregated by federal, state and foreign taxes, as well as disaggregated by material individual jurisdictions. Finally, the amendment requires entities to disclose income from continuing operations before income tax expense disaggregated between domestic and foreign and income tax expense from continuing operations disaggregated by federal, state and foreign. The new rules are effective for annual periods beginning after December 15, 2024. The standard will be adopted on a prospective basis and is not expected to have a material impact to our financial statements or disclosures.

ASU 2023-07: Segment Reporting Topic 280 - Improvements to Reportable Segment Disclosures. This update requires expanded annual and interim disclosures for significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss. This update is effective for fiscal years beginning after December 15, 2023. The Company adopted ASU 2023-07 in the current fiscal year.

4.	Intangible Assets

The Company’s intangible assets consist of intellectual property acquired from LAT Pharma, Inc. and are amortized over their estimated useful lives. The following is a summary of the intangible assets as of June 30, 2025 and 2024:

	June 30, 2025	June 30, 2024

Intellectual Property	$2,293,770	$2,293,770
Less: Accumulated Amortization	(2,115,429)	(1,886,052)
Intellectual Property, net	$178,341	$407,718

Amortization expense amounted to $229,377 for each of the years ended June 30, 2025 and 2024, respectively. The Company amortized intellectual property over the expected original useful lives of 10 years and the remaining amortization expense for the year ending June 30, 2026 is $178,341.

5.	Related Party Transactions

Equity Transactions with Acuitas

On July 15, 2022, the Company entered into a securities purchase agreement with Acuitas Group Holdings, LLC (“Acuitas”), the Company’s largest stockholder, pursuant to which Acuitas agreed to purchase from the Company, in a private placement, (i) an aggregate of 36,364 shares of the Company’s Common Stock, at a price of $165.00 per share (the “PIPE Shares”), and (ii) a warrant to purchase 72,728 shares of Common Stock (“PIPE Warrant Shares”), at an original exercise price of $182.00, with a term of exercise of five years.

As results of the Company’s capital raises further described in Note 8, the warrants’ down round features (the “rachet adjustment”) resulted in deemed dividends of $369,465 and $886,423 recognized in the accompanying statement of changes in stockholders’ equity for the years ended June 30, 2025 and 2024, respectively.

For the year ended June 30, 2024, the deemed dividend of $886,423 recognized from the rachet adjustment resulting from the March 6, 2024 capital raise, reduced the exercise price to $100 per share. The fair value of the PIPE Warrant Shares was estimated using the Black Scholes Method with the following inputs, the stock price of $106.50, exercise price of $182.00 and reduced exercise price of $100.00, remaining term of 3.5 years, risk free rate of 4.4% and volatility of 95.0%.

For the year ended June 30, 2025, the deemed dividend of $369,465 was recognized based on rachet adjustments from the September 25, 2024 and October 22, 2024 capital raises, that reduced the exercise prices to $15.30 per share and $13.70 per share, respectively. The fair value of the PIPE Warrant Shares were estimated using the Black Scholes Method with the following inputs at September 2024, the stock price of $12.00, exercise price of $15.30 and $100.00, remaining term of 2.9 years, risk free rate of 3.5% and volatility of 93.0%, resulting in a $325,041 deemed dividend; and the following inputs at October 22, 2024, the stock price of $33.60, exercise price of $15.30 and $13.70, remaining term of 2.8 years, risk free rate of 4.0% and volatility of 94.0%, resulting in a $44,424 deemed dividend..

Consulting expenses

During the year ended June 30, 2025, the Company paid a Director of the Company $50,000 for consulting services which are reflected as a component of selling, general and administrative expenses on the accompanying statement of operations and comprehensive loss.

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

The Loan Agreement included a conversion option to convert up to $5.0 million of the principal amount of the Loan outstanding at the option of Avenue, into shares of the Company’s Common Stock at a conversion price of $698.00 per share (the “Conversion Option”).

On the Closing Date, the Company also issued to Avenue warrants to purchase 3,611 shares of Common Stock of the Company (the “Avenue Warrants”) at an exercise price per share equal to $582.00. The Avenue Warrants are exercisable until November 30, 2026.

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

Total interest expense associated with the Loan was approximately $312,000, which is reflected as a component of interest expense on the accompanying statements of operations and comprehensive loss for the year ended June 30, 2025. Interest expense associated with this loan was comprised of interest incurred on the outstanding principal of the loan of approximately $163,000, amortization of financing costs of approximately $12,000, amortization of the unearned discount of approximately $111,000, and the accretion of the Loan Premium of approximately $26,000.

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

The following is a summary of the Notes Payable as of June 30, 2025 and 2024:

	June 30, 2025	June 30, 2024

Current portion of Notes Payable	$-	$5,000,000
Less: debt financing costs	-	(11,820)
Less: unearned discount	-	(111,212)
Plus: accretion of Loan Premium	-	824,242
Current portion of Notes Payable, net of financing costs, unearned premium and discount	$-	$5,701,210

7.	Fair Value Measurements

At June 30, 2025, there was no value ascribed to the derivative liabilities and as of June 30, 2024 the derivative liability related to warrants that was measured on a recurring basis was a level 3 liability and totaled $3,771.

The following table presents the activity for level 3 liabilities measured at fair value using unobservable inputs for the years ended June 30, 2025 and 2024:

	Derivative liability - Avenue Warrants	Derivative liability - Conversion Option
Balance at June 30, 2023	$894,280	$925,762
Additions to level 3 liabilities	-	-
Change in fair value of level 3 liabilities	(890,509)	(925,762)
Transfer in and/or out of level 3	-	-
Balance at June 30, 2024	$3,771	$-
Additions to level 3 liabilities	-	-
Change in fair value of level 3 liabilities	(3,771)	-
Transfer in and/or out of Level 3	-	-
Balance at June 30, 2025	$-	$-

The fair values of derivative liabilities for the Avenue Warrants and Conversion Option at June 30, 2024 in the accompanying balance sheet, were approximately $3,800 and zero, respectively. The total change in the fair value of the derivative liabilities totaled approximately $3,800 and $1.8 million for the years ended June 30, 2025, and 2024, respectively; and accordingly, was recorded in the accompanying statements of operations and comprehensive loss.

The assumptions used in the Black Scholes model to value the Avenue Warrants at June 30, 2025 included the closing stock price of $9.25 per share; the exercise price of $582.00, remaining term 1.4 years, risk free rate of 3.9% and volatility of 81.0%.

The Conversion Option was nil as of June 30, 2025 and June 30, 2024 as the corresponding debt matured and was repaid in December 2024.

The assumptions used in the Black Scholes model to value the derivative liabilities at June 30, 2024 included the closing stock price of $40.00 per share; for the Avenue Warrants, the exercise price of $582.00, remaining term 2.4 years, risk free rate of 4.6% and volatility of 82.0%; and for the Conversion Option, the conversion price of $698.00; remaining term of 5 months, risk free rate of 5.38% and volatility of 91.0%.

Financial assets

As of June 30, 2025, investments in U.S. Treasury Bills were valued through use of quoted prices and are classified as Level 1. The following table presents information about our assets that are measured at fair value on a recurring basis using the above input categories.

	Fair Value Measurements at
	June 30, 2025
	Level 1	Level 2	Level 3	Total

Cash	$3,978,271	$-	$-	$3,978,271
U.S. Treasury Bills due in 3 months or less at purchase	13,566,276	-	-	13,566,276

Total	$17,544,547	$-	$-	$17,544,547

	Fair Value Measurements at
	June 30, 2024
	Level 1	Level 2	Level 3	Total

Cash	$12,763,941	$-	$-	$12,763,941
U.S. Treasury Bills due in 3 months or less at purchase	11,079,857	-	-	11,079,857

Total	$23,843,798	$-	$-	$23,843,798

8.	Equity Transactions

Issuance of common stock for cash

On August 31, 2022, the Company entered into a Controlled Equity Offering Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. and B. Riley Securities, Inc. (collectively, the “Agents”), pursuant to which the Company may issue and sell from time-to-time shares of the Company’s common stock through the Agents, subject to the terms and conditions of the Sales Agreement. On April 6, 2023, the Company and B. Riley Securities, Inc. mutually agreed to terminate B. Riley Securities, Inc.’s role as a sales agent under the Sales Agreement. During the year ended June 30, 2024, the Company sold 33,375 shares of common stock under the Sales Agreement for total net proceeds of approximately $9.3 million after deducting 3% commissions and expenses of approximately $377,000. During the year ended June 30, 2025, the Company sold 215 shares of common stock under the Sales Agreement for total net proceeds of $6,400 after 3% commissions and expenses of approximately $200. On September 25, 2024, the Company suspended the sales agreement and terminated the continuous offering by us under the effective Prospectus Supplement filed January 19, 2024.

On March 6, 2024, the Company closed a best efforts public offering (the “Offering”) of 150,000 shares (the “Shares”) of its common stock, par value $0.0001 per share (the “Common Stock”), pre-funded warrants (the “Pre-funded Warrants”) to purchase 60,000 shares of Common Stock, and warrants to purchase up to 105,000 shares of Common Stock (the “Common Warrants”) at a combined public offering price of $100.00 per Share, or Pre-funded Warrant, and the associated Common Warrant. The Common Warrants have an exercise price of $150.00 per share and are immediately exercisable upon issuance for a period of five years following the date of issuance. The gross proceeds to the Company from the Offering were approximately $21.0 million, before deducting placement agent fees and offering expenses of approximately $2.5 million, resulting in net proceeds of approximately $18.5 million. Additionally, upon closing the Company issued the placement agent warrants (“Placement Agent’s warrants”) to purchase 10,500 shares of Common Stock exercisable at a per share price of $125.00, which was equal to 125% of the public offering price per share. The Placement Agent’s Warrants are exercisable during a five-year period commencing 180 days from March 6, 2024. The Pre-Funded Warrants were exercised shortly after issuance and the 60,000 shares of Common Stock were issued during the year ended June 30, 2024.

On September 25, 2024, the Company closed a best efforts public offering (the “September 2024 Offering”) of 136,080 shares of its common stock, par value $0.0001 per share, pre-funded warrants (the “September Pre-funded Warrants”) to purchase 60,000 shares of Common Stock, and warrants to purchase up to 196,080 shares of Common Stock (the “September Common Warrants”) at a combined public offering price of $15.30 per share, or September Pre-funded Warrant, and the associated September Common Warrant. 26,500 September Pre-funded Warrants were exercised shortly thereafter and reflected on the statement of changes in stockholders’ equity as a component of proceeds from issuance of common stock. The September Common Warrants have an exercise price of $15.30 per share and were immediately exercisable upon issuance and will expire on the fifth anniversary date of the original issuance date. The gross proceeds to the Company from the September 2024 Offering was approximately $3.0 million, before deducting placement agent fees and offering expenses of approximately $747,000. Additionally, upon closing, the Company issued the placement agent warrants (“September Placement Agent’s Warrants”) to purchase 981 shares of Common Stock exercisable at a per share price of $19.10, which was equal to 125% of the public offering price per share. The September Placement Agent’s Warrants are exercisable during a five-year period commencing 180 days from September 25, 2024.

In October 2024, the Company closed three registered direct offerings totaling 825,600 shares of its common stock, par value $0.0001 per share, and two concurrent private placements of warrants to purchase up to 711,000 shares of Common Stock (the “October Common Warrants”) priced at-the-market under Nasdaq rules at prices ranging from $15.00 to $28.30 per share (the “October Offerings”). The October Common Warrants have exercise prices ranging from $13.70 to $21.20 per share and are exercisable beginning six months following issuance and will expire on the fifth anniversary date of the original issuance dates. The gross proceeds to the Company from the October Offerings totaled approximately $15.9 million, before deducting placement agent fees and offering expenses of approximately $2.5 million. Additionally, upon closing of the October Offerings, the Company issued placement agent warrants (the “October Placement Agent’s Warrants”) to purchase 41,321 shares of Common Stock in the aggregate exercisable at a per share price ranging from $18.80 to $35.40, which was equal to 125% of the offering price per share in the applicable October Offering. The October Placement Agent’s Warrants are exercisable during a five-year period commencing 180 days from each of the respective closing dates of the October Offerings.

During the year ended June 30, 2025, 189,630 of common warrants from the September 2024 Offering were exercised at $15.30 per share for proceeds totaling approximately $2.9 million, and 33,500 September Pre-funded Warrants were also exercised. In addition, 667 September Placement Agent’s Warrants were exercised on a cashless exercise basis and 422 common shares were issued.

 Issuance of common stock for services

On May 10, 2024, the Company awarded 1,500 shares of Common Stock to a vendor as part of their fees in exchange for services. The fair value of the Common Stock at the date of issuance was $48.60 per share. The stock-based compensation expense related to this Common Stock issuance was $72,900 for the year ended June 30, 2024.

On August 12, 2024, the Company awarded 1,500 shares of Common Stock to a vendor as part of their fees in exchange for services. The fair value of the Common Stock at the date of issuance was $22.30 per share. The stock-based compensation expense related to this Common Stock issuance was $33,450 for the year ended June 30, 2025.

On April 24, 2025, the Company awarded 4,500 shares of Common Stock to a vendor as part of their fees in exchange for services. The fair value of the Common Stock at the date of issuance was $8.94 per share. The stock-based compensation expense related to this Common Stock issuance was $40,230 for the year ended June 30, 2025.

Stock Options

The following table summarizes the activity relating to the Company’s stock options for the years ended June 30, 2025 and 2024:

	Options	Weighted-Average Exercise Price	Weighted Remaining Average Contractual Term	Aggregate Intrinsic Value
Outstanding at June 30, 2023	39,529	$710.00	6.3	$1,067,966
Granted	15,525	117.00	9.8	-
Options Expired	(64)	460.90	-	-
Options Canceled	(3,182)	571.90	-	-
Outstanding at June 30, 2024	51,808	541.10	6.1	-
Options Granted	49,031	24.01	7.1	-
Options Expired	(7,725)	553.23	-	-
Options Canceled	(8,242)	(78.75)	-	-
Outstanding at June 30, 2025	84,872	$286.20	6.2	$-
Exercisable at June 30, 2025	49,920	$387.85	5.4	$-

The fair value of each option grant on the date of grant is estimated using the Black-Scholes model. The following weighted-average assumptions were utilized for the years ended:

	June 30, 2025	June 30, 2024
Expected life of options (in years)	4	6
Expected volatility	93.44%	86.28%
Risk free interest rate	4.34%	4.40%
Dividend Yield	0%	0%

On October 3, 2023, the Company granted stock options to purchase 2,112 shares of Common Stock to new hire employees. 20% of the shares underlying the options awarded vest on the one-year anniversary of the grant date, and the remaining 80% will vest in equal monthly installments over 48 months each month thereafter. The exercise price of the options is $341.00, the grant date fair value, and the options terminate on the earlier of the tenth grant date anniversary or the date of which the options are fully exercised.

In June 2024, the Company granted stock options to purchase 11,580 shares of Common Stock to employees. 33% of the shares underlying the options awarded vest on the grant date, and the remaining 67% will vest over 2 years on first and second anniversary of the grant date. The exercise price of the options is $47.00, the grant date fair value, and the options terminate on the earlier of the tenth grant date anniversary or the date of which the options are fully exercised.

On December 20, 2024, the Company granted to employees and directors stock options to purchase 20,893 and 11,308 shares of Common Stock, respectively. The options have an exercise price of $19.00 per share equal to the Company’s stock price at the close on December 20, 2024, the grant date. The fair value of the stock options issued to Directors were $12.00 per share. The fair value of the stock options issued to Management was $14.30 per share.

The Company recorded stock based compensation expense relating to the vesting of stock options of approximately $1.2 million and $2.8 million for the years ended June 30, 2025 and 2024, respectively.

Issuance and modification of restricted stock units, restricted shares and stock options:

On November 9, 2023, the Company granted equity awards for the board of directors’ annual compensation. Four directors received 1,827 Restricted Stock Units (“RSUs”) with a grant date fair value of $301.00 per share. In addition, two directors received stock options to purchase 1,833 shares of common stock at an exercise price of $301.00 per share with a grant date fair value of $183.00 per share. The equity awards vest quarterly on February 9, 2024, May 9, 2024, August 9, 2024 and earlier of November 9, 2024 or the next annual shareholders’ meeting. During the year ended June 30, 2024, 457 of these RSUs vested. During the year ended June 30, 2025, 682 of these RSUs vested and 232 RSUs were cancelled due to Mr. Gorlin resigning from the Board of Directors.

In December 2023, the Company terminated five employees and as part of their severance agreement modified their equity awards that had been granted pursuant to the 2019 Omnibus Plan. The modifications included the acceleration of certain stock option awards to purchase a total of 563 shares of common stock (“Accelerated Options”), effective on the December Separation Date, as defined in severance agreement (“Separation Date”), and extended the expiration date for one year from the Separation Date for both the Accelerated Options and any vested and unexercised stock options held by the terminated employees as of the Separation Date. Accordingly, the Company remeasured the Accelerated Options based on the stock price of $154.00 per share at the close on the Separation Date and a one-year extension of the term. The net adjustment for the modification was a net credit of $127,199 and was recognized as an adjustment to stock compensation expense during the year ended June 30, 2024.

Additionally, 103 vesting RSUs were accelerated as of the Separation date. The modified RSUs were remeasured based on the stock price of $154.00 per share at close on the Separation Date and $15,865, was recorded to additional in stock-based compensation for the year ended June 30, 2024 as a result of the modification.

On the Separation date, December 2023, the Company canceled 1,840 unvested stock options and 103 unvested RSUs. Additionally, the Company canceled an additional 1,342 unvested stock options for employees that voluntarily left the company.

On June 24, 2024, the Company granted a total of 8,580 RSUs to employees, with a grant date fair value of $47.40 per share. The RSUs vested on the grant date. The Company delivered the vested portion of the RSU’s and issued 8,580 shares of Common Stock, of which 2,145 shares were withheld in Treasury stock in exchange for payment of withholding tax on behalf of the employees.

On November 20, 2024, the Company granted equity awards as part of the board of directors’ annual compensation. Two directors received 6,690 RSUs with a grant date fair value of $33.60 per share and three directors received stock options to purchase 16,830 shares of Common Stock at an exercise price of $33.60 per share with a grant date fair value of $21.10 per share. The RSUs vest quarterly on February 8, 2025, May 8, 2025, August 8, 2025 and the earlier of November 8, 2025 or the next annual shareholders’ meeting. During the year ended June 30, 2025, 2,528 shares were issued related to the RSUs that vested and 2,415 shares were canceled due to departures.

On January 1, 2025, the Company awarded 4,500 shares of restricted common stock as part of a service agreement to a vendor. The restricted common shares fully vest on the first anniversary of the effective date. The total cost of the award was based on $21.80 per share as of the date of the award and related stock-based compensation expense for the year ended June 30, 2025 was $49,050.

On January 21, 2025, the Company granted a total of 10,500 RSUs to Advisory board members at the grant date fair value of $20.50. Vesting of the RSUs are in five equal installments at the grant date and each calendar quarter end beginning March 31, 2025.

The following table summarizes vesting of restricted stock units:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Unvested at June 30, 2023	5,965	$524.00
Issued	10,407	91.60
Vested	(12,240)	169.40
Canceled	(103)	612.00
Unvested at June 30, 2024	4,029	$445.90
Issued	17,190	25.60
Vested	(11,314)	107.60
Canceled	(2,693)	70.75
Unvested at June 30, 2025	7,212	$116.41

The total stock-based compensation expense from restricted stock units and restricted shares for the year ended June 30, 2025 and 2024 was approximately $1.2 million and $1.8 million, respectively.

Stock Warrants

The following table summarizes the warrants activity during the years ended June 30, 2025 and 2024:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value
Outstanding and exercisable at June 30, 2023	77,703	$206.00	4.0	$18,318,954.00
Granted	175,500	131.40	5.0	-
Exercised	(60,000)	100.00	-	-
Outstanding and exercisable at June 30, 2024	193,203	$140.30	4.0	$-
Granted	1,018,210	16.54	4.8	-
Exercised	(250,297)	15.31	-	-
Expired	(1,018)	218.81	-	-
Outstanding and exercisable at June 30, 2025	960,098	$35.02	4.1	$-

The table below shows the expiration of the warrants outstanding as of June 30, 2025:

Number of Warrants

Expiring June 30,	-
2026	360
2027	3,610
2028	72,728
2029	115,509
2030	767,891
Total outstanding warrants	960,098

9.	Leases

Office Leases

The Company pays an annual rent of $2,200 for its headquarters at 680 W Nye Lane, Suite 201, Carson City Nevada 89703. The rental agreement was for a one-year term, commenced on October 1, 2022 and has been subsequently renewed at each annual maturity date at the same rate.

The Company’s San Diego office lease at 5090 Shoreham Place Suite 212, San Diego, CA 92122 which commenced on March 1, 2022, was for a term of 38 months with a base monthly rate of $4,300, and annual increases of three percent. In February 2024, the Company amended the lease agreement which allowed the Company to vacate the then current space and move to a larger space at Suite 206. The current monthly base rate for the new office space is $10,024, with an annual increase of four percent. The term for the new office lease is 60 months and commenced on February 12, 2024. The lease that was in place for the 5090 Shoreham Place Suite 212 office was effectively extinguished upon the commencement of the new office space lease on February 12, 2024, resulting in the write off of the corresponding remaining right-of-use asset and operating lease liability of $56,909 and $62,124, respectively, and a gain to selling, general and administrative expenses of $5,215 for the year ended June 30, 2024.

Total operating lease expense for the years ended June 30, 2025 and 2024 of approximately $127,000 and $78,000, respectively, were included in the accompanying statements of operations and comprehensive loss as a component of selling, general and administrative expenses.

The right-of-use asset, net and current and non-current portion of the operating lease liabilities included in the accompanying balance sheets are as follows:

	June 30, 2025	June 30, 2024
Assets
Operating lease right-of-use asset, net	$339,653	$406,726

Liabilities
Current portion of operating lease liability	$74,464	$60,343
Operating lease liability, net of current portion	275,430	349,894
Total operating lease liability	$349,894	$410,237

At June 30, 2025, the future estimated minimum lease payments under non-cancelable operating leases are as follows:

Year ending June 30
2026	$122,042
2027	126,313
2028	130,734
2029	77,796
Total minimum lease payments	456,885
Less amount representing interest	(106,991)
Present value of future minimum lease payments	349,894

Total cash paid for amounts included in the measurement of lease liabilities were $117,915 and $83,910 for the years ended June 30, 2025 and 2024, respectively.

The weighted average remaining lease term and discount rate as of June 30, 2025 and 2024 were as follows:

	June 30, 2025	June 30, 2024

Weighted average remaining lease term (Years)
Operating lease	3.6	4.6
Weighted average discount rate
Operating lease	15.00%	15.00%

10.	Commitments and Contingencies

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

Shareholder class action complaint and shareholder derivative complaints

On January 19, 2024, a purported shareholder class action complaint, captioned Eric Olmstead v. BioVie Inc. et al., No. 3:24-cv-00035, was filed in the U.S. District Court for the District of Nevada, naming the Company   and certain of its officers as defendants. On February 22, 2024, a second, related putative securities class action was filed in the same court asserting similar claims against the same defendants, captioned Way v. BioVie Inc. et al., No. 2:24-cv-00361. On April 15, 2024, the court consolidated these two actions under the caption In re BioVie Inc. Securities Litigation, No. 3:24-cv-00035, appointed the lead plaintiff, and approved selection of the lead counsel. On June 21, 2024, the lead plaintiff filed an amended complaint, alleging that the defendants made material misrepresentations and/or omissions of material fact relating to the Company’s business, operations, compliance, and prospects, including information related to the NM101 Phase 3 study and trial of bezisterim (NE3107) in mild to moderate probable AD, in violation of Sections 10(b) and 20(a) of the  Exchange Act, and Rule 10b-5 promulgated thereunder. The class action is on behalf of purchasers of the Company’s securities during the period from December 7, 2022 through November 28, 2023, and seeks unspecified monetary damages on behalf of the putative class and an award of costs and expenses, including attorney’s fees. The defendants filed a motion to dismiss the amended complaint on August 21, 2024, and that motion was fully briefed as of December 5, 2024. On March 27, 2025, the court denied the defendants’ motion to dismiss, and the parties are now engaged in the early stages of fact discovery.

On December 30, 2024, a shareholder derivative lawsuit was filed in the United States District Court for the District of Nevada by putative stockholder Andrew Hulm, allegedly on behalf of the Company, that piggy-backs on the securities class action also pending in that court. The derivative complaint names certain current and former officers and directors as defendants, and generally alleges that they breached their fiduciary duties by causing or failing to prevent the securities violations alleged in the securities class action. The derivative complaint also alleges claims for unjust enrichment, waste of corporate assets, gross mismanagement, and abuse of control as against all defendants. On March 18, 2025, the court ordered the Hulm derivative lawsuit stayed, pending resolution of the motion to dismiss the securities class action described above.

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

The Company believes that the claims are without merit and intends to defend vigorously against them, but there can be no assurances as to the outcome.

11.	Employee Benefit Plan

On August 1, 2021, the Company began sponsoring an employee benefit plan subject to Section 401(K) of the Internal Revenue Service Code (the “401K Plan”) pursuant to which, all employees meeting eligibility requirements are able to participate.

Subject to certain limitations in the Internal Revenue Code, eligible employees are permitted to make contributions to the 401K Plan on a pre-tax salary reduction basis and the Company will match 5% of the first 5% of an employee’s contributions to the 401K Plan. The Company made contributions into the plan of approximately $152,400 and $153,200, for the years ended June 30, 2025 and 2024, respectively.

12.	Income Taxes

Significant components of the Company’s deferred tax assets (liabilities) are as follows:

	June 30, 2025	June 30, 2024
Deferred tax assets (liabilities):
Tax loss carryforward	$58,323,950	$51,429,074
Intangible assets	(49,935)	(114,161)
Stock based compensation	6,531,784	5,860,272
R&D capitalized	10,134,322	12,467,969
Valuation Allowance	(74,940,121)	(69,643,154)
Net deferred tax assets	$-	$-

At June 30, 2025 and 2024, the Company has recorded a full valuation against its net deferred tax assets of approximately $74.9 million and $69.6 million, respectively, since in the judgement of management, these assets are not more than likely to be realized. The increase in the valuation allowance during the year ended June 30, 2025 was approximately $5.3 million.

At June 30, 2025, the Company had a Net Operating Loss (“NOL”) carryforward of approximately $208 million. NOL’s generated prior to 2018 have expiration dates ranging from 2032 to 2037. Utilization of the Company’s historical NOL are subject to limitations under Internal Revenue Code Section 382 as a result of multiple ownership changes through the Company’s capital raises.

The Company has no current tax expense due to its net losses and a full valuation allowance.

Reconciliation of the differences between income tax benefit computed at the federal and state statutory tax rates and the provision for income tax benefit for the years ended June 30, 2025 and 2024 is as follows:

	2025	2024

Income tax expense at federal statutory rate	21%	21%
State taxes, net of federal benefit	7%	7%
Change in valuation allowance	(28%)	(28%)
Effective tax rate	-	-

On July 4, 2025, the U.S. enacted the One Big Beautiful Bill Act (the “Act”), which contains a broad range of tax reform provisions affecting businesses.   The Company is currently evaluating the full effects of the Act and does not anticipate a material impact on the financial statements.

13.	Segment Reporting

The Company operates as one operating segment with a focus on its efforts to develop drug therapies for the treatment of neurological and neurodegenerative disorders and advanced liver disease. The Company's CEO, as the chief operating decision maker, manages and allocates resources to the operations of the Company based on the line items included within these financial statements and segment performance is evaluated based on net loss. This enables the CEO to assess the overall level of available resources and determine how best to deploy these resources across functions, clinical trials, and development projects in line with the long-term company-wide strategic goals. The measurement of segment assets is reported on the balance sheet as total assets. All of the Company’s tangible assets are held in the United States.

The following table presents selected financial information with respect to the Company’s single operating segment and its significant segment expenses for the years ended June 30, 2025 and 2024:

	For the Year Ended	For the Year Ended
	June 30, 2025	June 30, 2024

Clinical studies	$3,660,000	$11,081,000
Clinical teams	4,479,000	8,873,000
Chemistry, manufacturing and controls	834,000	2,066,000
Other research and development expenses	294,000	1,081,000
Selling, general and administrative expenses	8,570,000	8,850,000
Amortization of intangible assets	229,000	229,000
Other income, net	(524,000)	(59,000)
Net loss	$(17,542,000)	$(32,121,000)

14.	Subsequent Events

On August 11, 2025, the Company closed an underwritten public offering of (i) 5,620,000 units (the “Units”), with each Unit consisting of one share of common stock and one warrant (the “Warrants”) and (ii) 380,000 pre-funded units (the “Pre-Funded Units”), with each Pre-Funded Unit consisting of one pre-funded warrant and one Warrant. The underwriter also exercised its over-allotment option in part and purchased an additional 667,300 Warrants. The offering resulted in net proceeds of approximately $10.4 million, after deducting underwriting discounts and commissions and other estimated offering expenses. Each Unit was sold to the public at a price of $2.00 per Unit and each Pre-Funded Unit was sold to the public at a price of $1.999 per Pre-Funded Unit (which represents the public offering price of each Unit less the $0.0001 per share nominal exercise price for each Pre-Funded Warrant). On August 8, 2025, the Warrants commenced trading on The Nasdaq Capital Market under the symbol “BIVIW.” Each Warrant is immediately exercisable, entitles the holder to purchase one share of common stock at an exercise price of $2.50 per share and expires five years from the date of issuance. Each Pre-Funded Warrant is immediately exercisable, entitles the holder to purchase one share of common stock and may be exercised at any time until exercised in full.