Form 10-Q
period 2025-09-30
BIOVIE INC.
filed 2025-11-10
CIK 1580149

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2025

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

Yes ☐                                          No ☒

There were 7,540,316 shares of the Registrant’s Class A Common Stock, $0.0001 par value per share, outstanding as of November 7, 2025.

BIOVIE INC.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Section 27A of the Securities Act of 1933, as amended (the “Securities Act”). Any statements contained in this report that are not statements of historical fact may be forward-looking statements. When we use the words “intends,” “estimates,” “predicts,” “potential,” “continues,” “anticipates,” “plans,” “expects,” “believes,” “should,” “could,” “may,” “will” or the negative of these terms or other comparable terminology, we are identifying forward-looking statements. Forward-looking statements involve risks and uncertainties, which may cause our actual results, performance or achievements to be materially different from those expressed or implied by forward-looking statements. These factors include our research and development activities, distributor channel; compliance with regulatory impositions; and our capital needs. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

BioVie Inc.

Condensed Balance Sheets

(Unaudited)

	September 30,	June 30,
	2025	2025
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$24,978,302	$17,544,547
Grant receivable	179,804	2,104,050
Prepaid and other current assets	873,884	1,049,897
Total current assets	26,031,990	20,698,494

Operating lease right-of-use asset, net	321,400	339,653
Intangible assets, net	120,997	178,341
Goodwill	345,711	345,711

TOTAL ASSETS	$26,820,098	$21,562,199

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$1,566,364	$2,200,320
Current portion of operating lease liability	78,357	74,464
Total current liabilities	1,644,721	2,274,784

Operating lease liability, net of current portion	254,373	275,430
TOTAL LIABILITIES	1,899,094	2,550,214

Commitments and contingencies (Note 9)

STOCKHOLDERS' EQUITY:

Preferred stock; $0.001 par value; 10,000,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock, $0.0001 par value; 800,000,000 shares authorized at September 30, 2025 and June 30, 2025; 7,540,316 shares issued of which 7,537,479 shares outstanding at September 30, 2025; and 1,917,061 shares issued of which 1,914,224 shares are outstanding at June 30, 2025	754	192
Additional paid in capital	382,195,626	371,156,068
Accumulated deficit	(357,275,347)	(352,144,246)
Treasury stock	(29)	(29)
Total stockholders' equity	24,921,004	19,011,985

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$26,820,098	$21,562,199

See accompanying notes to unaudited condensed financial statements

BioVie Inc.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended	Three Months Ended
	September 30, 2025	September 30, 2024

OPERATING EXPENSES:
Amortization of intangible assets	$57,344	$57,344
Research and development expenses	2,936,370	1,990,198
General and administrative expenses	2,290,881	2,074,540
TOTAL OPERATING EXPENSES	5,284,595	4,122,082

LOSS FROM OPERATIONS	(5,284,595)	(4,122,082)

OTHER (INCOME) EXPENSE:
Change in fair value of derivative liabilities	-	(2,517)
Interest expense	1,989	256,024
Interest income	(199,027)	(223,557)
TOTAL OTHER (INCOME) EXPENSE, NET	(197,038)	29,950

NET LOSS	$(5,087,557)	$(4,152,032)

Deemed dividend related to ratchet adjustment to warrants	43,544	325,041

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(5,131,101)	$(4,477,073)

NET LOSS PER COMMON SHARE
- Basic	$(0.98)	$(7.00)
- Diluted	$(0.98)	$(7.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
- Basic	5,214,355	639,836
- Diluted	5,214,355	639,836

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(5,131,101)	$(4,477,073)

See accompanying notes to unaudited condensed financial statements

BioVie Inc.

Condensed Statements of Changes in Stockholders’ Equity

(Unaudited)

						Accumulated
			Additional			Other		Total
	Common Stock	Common Stock	Paid in	Treasury Stock	Treasury Stock	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Shares	Amount	Income	Deficit	Equity
Balance, June 30, 2024	621,640	$62	349,738,841	(2,633)	$(27)	$-	$(334,232,661)	$15,506,215

Stock-based compensation - stock options	-	-	118,898	-	-	-	-	118,898

Stock-based compensation - restricted stock units	-	-	301,491	-	-	-	-	301,491

Issuance of common stock from vesting of - restricted stock units	341	-	-	-	-	-	-	-

Stock-based compensation - issuance of common stock for services rendered	1,500	-	33,450	-	-	-	-	33,450

Proceeds from issuance of common stock, net of costs of $747,408	162,794	16	2,259,047	-	-	-	-	2,259,063

Issuance of additional shares for fractional shares effected by the reverse split	12,024	1	(1)	-	-	-	-	-

Deemed dividend for ratchet adjustment to warrants	-	-	325,041	-	-	-	(325,041)	-

Net Loss	-	-	-	-	-	-	(4,152,032)	(4,152,032)

Balance, September 30, 2024	798,299	$79	$352,776,767	(2,633)	$(27)	$-	$(338,709,734)	$14,067,085

Balance, June 30, 2025	1,917,061	$192	$371,156,068	(2,837)	$(29)	$-	$(352,144,246)	$19,011,985

Stock - based compensation - stock options	-	-	268,388	-	-	-	-	268,388

Stock-based compensation - restricted stock units and restricted shares	-	-	270,559	-	-	-	-	270,559

Proceeds from issuance of common stock, net of costs of $1,543,038	5,620,000	562	10,457,067	-	-	-	-	10,457,629

Issuance of common stock from vesting of restricted stock units	3,255	-	-	-	-	-	-	-

Deemed dividend for ratchet adjustment to warrants	-	-	43,544	-	-	-	(43,544)	-

Net Loss	-	-	-	-	-	-	(5,087,557)	(5,087,557)

Balance, September 30, 2025	7,540,316	$754	$382,195,626	(2,837)	$(29)	$-	$(357,275,347)	$24,921,004

See accompanying notes to unaudited condensed financial statements

BioVie Inc.

Condensed Statements of Cash Flows

(Unaudited)

	Three Months Ended	Three Months Ended
	September 30, 2025	September 30, 2024

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,087,557)	$(4,152,032)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of intangible assets	57,344	57,344
Stock based compensation - restricted stock units and restricted shares	270,559	301,491
Stock based compensation expense - stock options	268,388	118,898
Stock based compensation expense - issuance of common stock for services rendered	-	33,450
Amortization of financing costs	-	9,456
Accretion of unearned loan discount	-	88,970
Accretion of loan premium	-	20,606
Non-cash lease expense from right-of-use assets	18,253	15,949
Change in fair value of derivative liabilities	-	(2,517)
Changes in operating assets and liabilities:
Grant receivable	1,924,246	-
Prepaid and other current assets	176,013	76,712
Accounts payable and accrued expenses	(633,956)	(133,940)
Operating lease liabilities	(17,164)	(13,843)
Net cash used in operating activities	(3,023,874)	(3,579,456)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash provided by investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	10,457,629	2,259,063
Payment of loan premium	-	(2,500,000)
Net cash provided by (used in) financing activities	10,457,629	(240,937)

Net change in cash and cash equivalents	7,433,755	(3,820,393)

Cash and cash equivalents, beginning of period	17,544,547	23,843,798

Cash and cash equivalents, end of period	$24,978,302	$20,023,405

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$136,992

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Deemed dividend for ratchet adjustment to warrants	$43,544	$325,041

See accompanying notes to unaudited condensed financial statements

BioVie Inc.

Notes to Condensed Financial Statements

For the Three Months Ended September 30, 2025 and 2024

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

As of September 30, 2025, the total cost incurred was approximately $5.9 million and was reimbursed as of November 10, 2025. Grant reimbursements recognized for the corresponding research and development expenses in the accompanying condensed statements of operations totaled $336,000 and $325,000 for the three months ended September 30, 2025 and 2024, respectively.

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

The Company’s operations are subject to a number of factors that can affect its operating results and financial conditions. Such factors include, but are not limited to: the results of clinical testing and trial activities of the Company’s products, the Company’s ability to obtain regulatory approval to market its products; competition from products manufactured and sold or being developed by other companies; the price of, and demand for, Company products; the Company’s ability to negotiate favorable licensing or other manufacturing and marketing agreements for its products; and the Company’s ability to raise capital. The Company’s financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of September 30, 2025, the Company had working capital of approximately $24.4 million, cash and cash equivalents of approximately $25.0 million, stockholders’ equity of approximately $24.9 million, and an accumulated deficit of approximately $357.3 million. The Company is in the pre-revenue stage and no revenues are expected in the foreseeable future. The Company’s future operations are dependent on the success of the Company’s ongoing development and commercialization efforts, as well as its ability to secure additional financing as needed. Projected cash flows could be extended if further measures are taken to delay planned expenditures in our research protocols and slow the progress in the Company’s development and launch of next phase clinical programs.

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

Basis of Presentation – Interim Financial Information

These unaudited interim condensed financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (the “SEC”) for Interim Reporting. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim condensed financial statements furnished reflect all adjustments (consisting of normal recurring accruals) that are, in the opinion of management, considered necessary for a fair presentation of the results for the interim periods presented. Interim results are not necessarily indicative of the results for the full year. The condensed balance sheet at June 30, 2025, was derived from audited annual financial statements but does not contain all the footnote disclosures from the annual financial statements. These unaudited interim condensed financial statements should be read in conjunction with the Company’s audited financial statements for the fiscal years ended June 30, 2025 and 2024 in our Annual Report on Form 10-K filed with the SEC on August 15, 2025 (the “2025 Form 10-K”). A summary of significant accounting policies can also be found in those audited financial statements in the 2025 Form 10-K.

Reverse stock split

The Company effected a 1:10 reverse stock split of the issued and outstanding shares of its Common Stock on July 7, 2025 which was approved by the board of directors prior to shareholders’ approval at the special meeting on June 23, 2025. All historical share and earnings per share amounts presented have been retroactively adjusted to reflect the reverse stock split.

Cash and cash equivalents

Cash and cash equivalents consisted of cash deposits and money market funds held at a bank and funds held in a brokerage account which included a U.S. treasury money market fund and U.S. Treasury Bills with original maturities of three months or less.

Concentration of Credit Risk in the Financial Service Industry

As of September 30, 2025, the Company had cash deposited in a certain financial institution in excess of federally insured levels. The Company regularly monitors the financial stability of these financial institutions and believes that it is not exposed to any significant credit risk in cash and cash equivalents. However, if liquidity and financial stability concerns arise with respect to banks and financial institutions, either nationally or in specific regions, the Company’s ability to access cash or enter into new financing arrangements may be threatened, which could have a material adverse effect on its business, financial condition and results of operations.

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

The Company’s financial instruments include cash, accounts payable, and the carrying value of the operating lease liabilities. The carrying amounts of cash and accounts payable approximate their fair value, due to the short-term nature of these items. The carrying amounts of notes payable and operating lease liabilities approximate their fair values since they bear interest at rates which approximate market rates for similar debt instruments.

Net Loss per Common Share

Basic net loss per common share is computed by dividing the net loss attributable to Common Stockholders by the weighted average number of shares of Common Stock outstanding during the period. Diluted net loss per common share is computed by dividing the net loss attributable to Common Stockholders by the weighted average number of shares of Common Stock outstanding and potentially outstanding shares of Common Stock during the period to reflect the potential dilution that could occur from common shares issuable through stock options, warrants, restricted stock units, and convertible debentures. For the three months ending September 30, 2025 and 2024, such amounts were excluded from the diluted loss since their effect was considered anti-dilutive due to the net loss for the periods presented.

The weighted average number of common shares outstanding at September 30, 2025 of 5,214,355 includes the weighted average effect of the pre-funded warrants issued in connection with the August 2025 Offering, the exercise of which requires nominal consideration for the delivery of the shares of common stock (see Note 7).

The table below shows the potential shares of common stock, presented based on amounts outstanding at each year end, which were excluded from the computation of diluted net loss per share attributable to common stockholders because including them would have had an anti-dilutive effect:

	September 30, 2025	September 30, 2024
	Number of Shares	Number of Shares
Stock Options	84,872	51,800
Warrants	8,307,038	431,600
Restricted Stock Units	5,457	3,457
Notes payable conversion option	-	3,582
	8,397,367	490,439

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

4.	Intangible Assets

The Company’s intangible assets consist of intellectual property acquired from LAT Pharma, Inc. and are amortized over their estimated useful lives.

The following is a summary of the Company’s intangible assets:

	September 30, 2025	June 30, 2025

Intellectual Property	$2,293,770	$2,293,770
Less: Accumulated Amortization	(2,172,773)	(2,115,429)
Intellectual Property, net	$120,997	$178,341

Amortization expense was $57,344 in each of the three-month periods ended September 30, 2025 and 2024. The Company amortizes intellectual property over the expected original useful lives of 10 years and the remaining amortization expense for the year ending June 30, 2026 is $120,997.

6.	Fair Value Measurements

Financial assets

As of September 30, 2025, investments in U.S. Treasury Bills were valued through use of quoted prices and are classified as Level 1. The following table presents information about our assets that are measured at fair value on a recurring basis using the above input categories.

	Fair Value Measurements at
	September 30, 2025
	Level 1	Level 2	Level 3	Total

Cash	$3,346,904	$-	$-	$3,346,904
U.S. Treasury Bills due in 3 months or less at purchase	21,631,398	-	-	21,631,398

Total	$24,978,302	$-	$-	$24,978,302

	Fair Value Measurements at
	June 30, 2025
	Level 1	Level 2	Level 3	Total

Cash	$3,978,271	$-	$-	$3,978,271
U.S. Treasury Bills due in 3 months or less at purchase	13,566,276	-	-	13,566,276

Total	$17,544,547	$-	$-	$17,544,547

7.	Equity Transactions

Equity Transactions with Acuitas (former related party)

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

As results of the Company’s subsequent capital raises, the warrants’ down round features (the “rachet adjustment”) resulted in deemed dividends of $43,544 and $325,041 recognized in the accompanying condensed statements of changes in stockholders’ equity for the periods ended September 30, 2025 and 2024, respectively.

For the three months ended September 30, 2024, the deemed dividend of $325,041 was recognized based on rachet adjustments from the September 25, 2024 capital raises, that reduced the exercise prices from $100.00 to $15.30 per share. The fair value of the PIPE Warrant Shares were estimated using the Black Scholes Method with the following inputs at September 2024, the stock price of $12.00, exercise price of $15.30 and $100.00, remaining term of 2.9 years, risk free rate of 3.5% and volatility of 93.0%, resulting in a $325,041 deemed dividend. The October 22, 2024 capital raise further reduced the exercise prices from $15.30 per share to $13.70 per share which drove an additional ratchet adjustment in the second quarter of fiscal year 2025.

For the three months ended September 30, 2025, the deemed dividend of $43,544 recognized from the rachet adjustment resulting from the August 2025 capital raise, that reduced the exercise price from $13.70 to $2.50 per share. The fair value of the PIPE Warrant Shares was estimated using the Black Scholes Method with the following inputs, the stock price of $1.79, exercise price of $13.70 and reduced exercise price of $2.50, remaining term of 2.0 years, risk free rate of 3.8% and volatility of 94.0% resulting in a $43,544 deemed dividend.

Issuance of common stock for cash

On August 11, 2025, the Company closed an underwritten public offering of (i) 5,620,000 units (the “Units”), with each Unit consisting of one share of common stock and one warrant (the “Warrants”) and (ii) 380,000 pre-funded units (the “Pre-Funded Units”), with each Pre-Funded Unit consisting of one pre-funded warrant and one Warrant. The underwriter also exercised its over-allotment option in part and purchased an additional 667,300 Warrants. The offering resulted in net proceeds of approximately $10.5 million, after deducting underwriting discounts and commissions and other estimated offering expenses. Each Unit was sold to the public at a price of $2.00 per Unit and each Pre-Funded Unit was sold to the public at a price of $1.999 per Pre-Funded Unit (which represents the public offering price of each Unit less the $0.0001 per share nominal exercise price for each Pre-Funded Warrant). On August 8, 2025, the Warrants commenced trading on The Nasdaq Capital Market under the symbol “BIVIW.” Each Warrant is immediately exercisable, entitles the holder to purchase one share of common stock at an exercise price of $2.50 per share and expires five years from the date of issuance. Each Pre-Funded Warrant is immediately exercisable, entitles the holder to purchase one share of common stock, and may be exercised at any time until exercised in full. Additionally, upon closing, the Company issued the representative warrants to purchase 300,000 shares of Common Stock exercisable at a per share price of $2.50, which was equal to 125% of the public offering price per share. The representative’s Warrants are exercisable during a five-year period commencing 180 days from August 11, 2025.

Stock Options

The following table summarizes the activity relating to the Company’s stock options for the three months ended September 30, 2025:

	Options	Weighted-Average Exercise Price	Weighted Remaining Average Contractual Term	Aggregate Intrinsic Value
Outstanding at June 30, 2025	84,872	$286.20	6.2	$-
Outstanding at September 30, 2025	84,872	$286.20	6.0	$-
Exercisable at September 30, 2025	55,022	$382.50	5.2	$-

The Company recorded stock-based compensation expense relating to the vesting of stock options of approximately $268,000 and $119,000 for the three months ended September 30, 2025 and 2024, respectively.

Restricted stock units:

On September 2, 2025, (the “Grant Date”) the Company awarded a total of 1,500 RSUs to a consultant at the grant date fair value of $1.58. The RSUs vest in five equal installments at the Grant Date and over the next four calendar quarters beginning December 31, 2025.

The following table summarizes vesting of restricted stock units:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Unvested at June 30, 2025	7,212	$116.41
Granted	1,500	1.58
Vested	(3,255)	22.20
Unvested at September 30, 2025	5,457	$141.05

The total stock-based compensation expense from restricted stock units for the three months ended September 30, 2025 and 2024 was approximately $271,000 and $301,000, respectively.

Stock Warrants

The following table summarizes the warrants activity during the three months ended September 30, 2025:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value
Outstanding and exercisable at June 30, 2025	960,098	$35.02	4.1	$-
Granted	6,967,300	2.50	5.0	-
Expired	(360)	1,250.00	-	-
Outstanding and exercisable at September 30, 2025	7,927,038	$6.28	4.7	$-

The table below shows the expiration of the warrants outstanding as of June 30, 2025:

Number of Warrants

Expiring June 30,
2027	3,610
2028	72,728
2029	115,509
2030	767,891
2031	6,967,300
Total outstanding warrants	7,927,038

The warrants table excluded 380,000 prefunded warrants with an exercise price of $0.0001 and no expiration.  None of the prefunded warrants were exercised during the three months ended September 30, 2025.

8.	Leases

Office Leases

The Company pays an annual rent of $2,200 for its headquarters at 680 W Nye Lane, Suite 201, Carson City Nevada 89703. The rental agreement was for a one-year term, commenced on October 1, 2022 and has been subsequently renewed at each annual maturity date at the same rate.

The Company’s San Diego office lease at 5090 Shoreham Place Suite 206, San Diego, CA 92122 resulted from an amendment to the lease which commenced on March 1, 2022, which allowed the Company to vacate Suite 212 and move to the larger Suite 206 which commenced on February 12 2024. The current monthly base rate for the new office space is $10,024, with an annual increase of four percent. The term for the new office lease is 60 months and commenced on February 12, 2024.

Total operating lease expense for the three months ended September 30, 2025 and 2024 of approximately $32,000 and $32,000, respectively, were included in the accompanying condensed statements of operations as a component of general and administrative expenses.

The right-of-use asset, net and current and non-current portion of the operating lease liabilities included in the accompanying condensed balance sheets are as follows:

	September 30, 2025	June 30, 2025
Assets
Operating lease right-of-use asset, net	$321,400	$339,653

Liabilities
Current portion of operating lease liability	$78,357	$74,464
Operating lease liability, net of current portion	254,373	275,430
Total operating lease liability	$332,730	$349,894

At September 30, 2025, the future estimated minimum lease payments under non-cancelable operating leases are as follows:

Year ending June 30, 2026 (Remaining 9 months)	$91,971
2027	126,313
2028	130,734
2029	77,796
Total minimum lease payments	426,814
Less amount representing interest	(94,084)
Present value of future minimum lease payments	$332,730

Total cash paid for amounts included in the measurement of lease liabilities were $30,072 and $29,055 for the three months ended September 30, 2025 and 2024, respectively.

The weighted average remaining lease term and discount rate as of September 30, 2025 and June 30, 2025 were as follows:

	September 30, 2025	June 30, 2025

Weighted average remaining lease term (Years)
Operating lease	3.3	3.6
Weighted average discount rate
Operating lease	15.00%	15.00%

9.	Commitments and Contingencies

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

Shareholder class action complaint and shareholder derivative complaints

On January 19, 2024, a purported securities class action complaint, captioned Eric Olmstead v. BioVie Inc. et al., No. 3:24-cv-00035, was filed in the U.S. District Court for the District of Nevada, naming the Company and certain of its officers as defendants. On February 22, 2024, a second, related putative securities class action was filed in the same court asserting similar claims against the same defendants, captioned Way v. BioVie Inc. et al., No. 2:24-cv-00361. On April 15, 2024, the court consolidated these two actions under the caption In re BioVie Inc. Securities Litigation, No. 3:24-cv-00035, appointed the lead plaintiff, and approved selection of the lead counsel. On June 21, 2024, the lead plaintiff filed an amended complaint, alleging that the defendants made material misrepresentations and/or omissions of material fact relating to the Company’s business, operations, compliance, and prospects, including information related to the NM101 Phase 3 study and trial of bezisterim (NE3107) in mild to moderate probable AD, in violation of Sections 10(b) and 20(a) of the  Exchange Act, and Rule 10b-5 promulgated thereunder. The class action is on behalf of purchasers of the Company’s securities during the period from December 7, 2022 through November 28, 2023, and seeks unspecified monetary damages on behalf of the putative class and an award of costs and expenses, including attorney’s fees. The defendants filed a motion to dismiss the amended complaint on August 21, 2024, and that motion was fully briefed as of December 5, 2024. On March 27, 2025, the court denied the defendants’ motion to dismiss, and the parties are now engaged in fact discovery.

Three shareholder derivative lawsuits piggy-backing on the securities class action were filed in the United States District Court for the District of Nevada, allegedly on behalf of the Company, by three putative stockholders: Andrew Hulm on December 30, 2024; William Settel on April 28, 2025 and Cline Wilkerson on September 11, 2025, (collectively the “Related Derivative Lawsuits”). Each Related Derivative Lawsuit names the same current and former officers and directors as defendants and alleges essentially the same claims: that the defendants breached their fiduciary duties by causing or failing to prevent the securities violations alleged in the securities class action, and related claims for unjust enrichment, waste of corporate assets, gross mismanagement, and abuse of control. On September 29, 2025, at the request of the parties, the court consolidated all three Related Derivative Lawsuits under the caption In re BioVie Inc. Derivative Litigation, Case No. 3:24-cv-0602-CSD.

The Company believes that the claims are without merit and intends to defend vigorously against them, but there can be no assurances as to the outcome.

10.	Employee Benefit Plan

On August 1, 2021, the Company began sponsoring an employee benefit plan subject to Section 401(K) of the Internal Revenue Service Code (the “401K Plan”) pursuant to which, all employees meeting eligibility requirements are able to participate.

Subject to certain limitations in the Internal Revenue Code, eligible employees are permitted to make contributions to the 401K Plan on a pre-tax salary reduction basis and the Company will match 5% of the first 5% of an employee’s contributions to the 401K Plan. The Company made contributions into the plan of approximately $55,800 and $34,500, for the three months ended September 30, 2025 and 2024, respectively.

11.	Segment Reporting

The Company operates as one operating segment with a focus on its efforts to develop drug therapies for the treatment of neurological and neurodegenerative disorders and advanced liver disease. The Company's CEO, as the chief operating decision maker, manages and allocates resources to the operations of the Company based on the line items included within these condensed financial statements and segment performance is evaluated based on net loss. This enables the CEO to assess the overall level of available resources and determine how best to deploy these resources across functions, clinical trials, and development projects in line with the long-term company-wide strategic goals. The measurement of segment assets is reported on the condensed balance sheet as total assets. All of the Company’s tangible assets are held in the United States.

The following table presents selected financial information with respect to the Company’s single operating segment and its significant segment expenses for the three months ended September 30, 2025 and 2024:

	Three months ended	Three months ended
	September 30, 2025	September 30, 2024

Clinical studies	$1,822,000	$643,000
Clinical teams	967,000	841,000
Chemistry, manufacturing and controls	47,000	455,000
Other research and development expenses	101,000	51,000
Selling, general and administrative expenses	2,291,000	2,075,000
Amortization of intangible assets	57,000	57,000
Other (income) expense, net	(197,000)	30,000
Net loss	$(5,088,000)	$(4,152,000)

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

Neurodegenerative Disease Program

The Company acquired the biopharmaceutical assets of NeurMedix, Inc. (“NeurMedix”) a privately held clinical-stage pharmaceutical company and a related party in June 2021. The acquired assets included NE3107 (or “bezisterim”). Bezisterim, the approved generic name for NE3107 is an investigational, novel, orally administered small molecule that is thought to inhibit inflammation-driven insulin resistance and major pathological inflammatory cascades with a novel mechanism of action. There is emerging scientific consensus that both inflammation and insulin resistance may play fundamental roles in the development of Alzheimer’s disease (“AD”) and Parkinson’s disease (“PD”), and bezisterim could, if approved by the U.S. Food and Drug Administration (“FDA”), represent an entirely new medical approach to treating these devastating conditions affecting an estimated 6 million Americans suffering from AD, 1 million Americans suffering from PD and Long COVID (“LC”) affects approximately 20 million adults in the US, and millions more worldwide.

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

Comparison of the three months ended September 30, 2025 to the three months ended September 30, 2024

Net loss

The net loss for the three months ended September 30, 2025 was approximately $5.1 million and as compared to the net loss of $4.2 million for the three months ended September 30, 2024. The net increase of $900,000 for the three months ended September 30, 2025 was comprised of the net increase in research and development expenses of $946,000, net increase in general and administrative expenses of approximately $216,000 offset by a decrease in other (income) expense, net of approximately $227,000.

Total operating expenses for the three months ended September 30, 2025 were approximately $5.3 million as compared to $4.1 million for the three months ended September 30, 2024. The net increase of approximately $1.2 million for the three months ended September 30, 2025, was comprised of net increased research and development expenses of approximately $946,000 primarily attributed to the development and launch of both the Long COVID program in April 2025 and Sunrise PD Phase 2 studies in May 2025 and the net increase in general and administrative expenses of approximately $216,000.

Research and Development Expenses

Research and development (“R&D”) expenses were approximately $2.9 million for the three months ended September 30, 2025, an increase of approximately $946,000 from $2.0 million for three months ended September 30, 2024. The net increase in R&D expenses of approximately $946,000 is comprised of increased direct study costs of approximately $1.2 million for the Parkinson Disease (PD) and Long COVID (“LC”) studies and clinical team stock compensation of approximately $270,000, travel and conferences of approximately $49,000, offset by CMC of approximately $407,000, clinical team payroll of approximately $87,000 and other clinical consultants of approximately $57,000.

The increase in clinical studies of approximately $1.2 million represented planning, development and launch of the two new clinical studies, Sunrise PD Phase 2 and Long Covid Program. The table below summarizes the expense amounts for the three months ended September 30, 2025 and 2024 by study:

	Three months ended	Three months ended
	September 30, 2025	September 30, 2024	Increase

Current Studies

Sunrise PD Phase 2	$1,356,000	$516,000	$840,000
Liver Program Phase 3	12,000	(2,000)	14,000
Long COVID Program, net of $336,000 and $325,000 reimbursement, respectively	449,000	145,000	304,000
	$1,817,000	$659,000	$1,158,000

General and Administrative Expenses

General and administrative expenses were approximately $2.3 million and $2.1 million for the three months ended September 30, 2025 and 2024, respectively. The net increase of approximately $216,000 was primarily attributed to increases in legal fee expenses of approximately $215,000, investor and public relation fees of approximately $124,000, filing fees of approximately $35,000 and insurance premiums of approximately $14,000; offset by decreases in stock-based compensation for the executive team and directors of approximately $83,000 and $93,000, respectively.

Other Income and Expense

Other income, net was approximately $197,000 compared to other expenses, net of $30,000, for the three months ended September 30, 2025 and 2024, respectively. The net increase in other income of approximately $227,000 was comprised of a reduction in interest expense of approximately $254,000 due to the payoff of the notes payable on December 1, 2024, offset by a reduction in interest income of approximately $25,000.

Capital Resources and Liquidity

As of September 30, 2025, the Company had working capital of approximately $24.4 million, cash and cash equivalents totaling approximately $25.0 million, stockholders’ equity of approximately $24.9 million, and an accumulated deficit of approximately $357.3 million.

The Company used net cash in operations totaling approximately $3.0 million and net cash provided by financing activities was comprised of net proceeds from capital raise activities of $10.5 million.

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

Registered Offering

On August 11, 2025, the Company closed an underwritten public offering (the “Offering”) of (i) 5,620,000 units (the “Units”), with each Unit consisting of one share of common stock and one warrant (the “Warrants”) and (ii) 380,000 pre-funded units (the “Pre-Funded Units”), with each Pre-Funded Unit consisting of one pre-funded warrant and one Warrant. The underwriter also exercised its over-allotment option in part and purchased an additional 667,300 Warrants. The Offering resulted in net proceeds of approximately $10.5 million, after deducting underwriting discounts and commissions and other estimated offering expenses. Each Unit was sold to the public at a price of $2.00 per Unit and each Pre-Funded Unit was sold to the public at a price of $1.999 per Pre-Funded Unit (which represents the public offering price of each Unit less the $0.0001 per share nominal exercise price for each Pre-Funded Warrant). On August 8, 2025, the Warrants commenced trading on The Nasdaq Capital Market under the symbol “BIVIW.” Each Warrant is immediately exercisable, entitles the holder to purchase one share of common stock at an exercise price of $2.50 per share and expires five years from the date of issuance. Each Pre-Funded Warrant is immediately exercisable, entitles the holder to purchase one share of common stock and may be exercised at any time until exercised in full.

Critical Accounting Policies and Estimates

There were no significant changes to the Company’s critical accounting policies as identified in the Annual Report Form 10-K for the fiscal year ended June 30, 2025 (the “2025 Form 10-K”).

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15f and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On January 19, 2024, a purported securities class action complaint, captioned Eric Olmstead v. BioVie Inc. et al., No. 3:24-cv-00035, was filed in the U.S. District Court for the District of Nevada, naming the Company and certain of its officers as defendants. On February 22, 2024, a second, related putative securities class action was filed in the same court asserting similar claims against the same defendants, captioned Way v. BioVie Inc. et al., No. 2:24-cv-00361. On April 15, 2024, the court consolidated these two actions under the caption In re BioVie Inc. Securities Litigation, No. 3:24-cv-00035, appointed the lead plaintiff, and approved selection of the lead counsel. On June 21, 2024, the lead plaintiff filed an amended complaint, alleging that the defendants made material misrepresentations and/or omissions of material fact relating to the Company’s business, operations, compliance, and prospects, including information related to the NM101 Phase 3 study and trial of bezisterim (NE3107) in mild to moderate probable AD, in violation of Sections 10(b) and 20(a) of the  Exchange Act, and Rule 10b-5 promulgated thereunder. The class action is on behalf of purchasers of the Company’s securities during the period from December 7, 2022 through November 28, 2023, and seeks unspecified monetary damages on behalf of the putative class and an award of costs and expenses, including attorney’s fees. The defendants filed a motion to dismiss the amended complaint on August 21, 2024, and that motion was fully briefed as of December 5, 2024. On March 27, 2025, the court denied the defendants’ motion to dismiss, and the parties are now engaged in fact discovery.

Three shareholder derivative lawsuits piggy-backing on the securities class action were filed in the United States District Court for the District of Nevada, allegedly on behalf of the Company, by three putative stockholders: Andrew Hulm on December 30, 2024; William Settel on April 28, 2025 and Cline Wilkerson on September 11, 2025, (collectively the “Related Derivative Lawsuits”). Each Related Derivative Lawsuit names the same current and former officers and directors as defendants and alleges essentially the same claims: that the defendants breached their fiduciary duties by causing or failing to prevent the securities violations alleged in the securities class action, and related claims for unjust enrichment, waste of corporate assets, gross mismanagement, and abuse of control. On September 29, 2025, at the request of the parties, the court consolidated all three Related Derivative Lawsuits under the caption In re BioVie Inc. Derivative Litigation, Case No. 3:24-cv-0602-CSD.

The Company believes that the claims are without merit and intends to defend vigorously against them, but there can be no assurances as to the outcome.

Item 1A. Risk Factors

Except as described below, there have been no material changes to the Risk Factors previously disclosed in our 2025 Form 10-K. The risks described in our 2025 Form 10-K and below are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results.

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

As of September 30, 2025, there were warrants outstanding to purchase an aggregate of 8,307,038 shares of our Common Stock at exercise prices ranging from $0.0001 to $582.00 per share, 84,872 shares issuable upon exercise of outstanding options at exercise prices ranging from $19.00 to $4,209.00 per share and restricted stock units totaling 5,457. We may also grant additional options, warrants or equity awards. To the extent such shares are issued, the interest of holders of our Common Stock will be diluted.

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

Item 2. Unregistered sales of equity securities

In connection with the Offering, the Company issued to the underwriter warrants (the “Underwriter’s Warrants”) to purchase 300,000 shares of Common Stock. The Underwriter’s Warrants have an exercise price of $2.50 per share, are immediately exercisable, in whole or in part, and expire on August 11, 2030. The Underwriter’s Warrants provide for registration rights (including a one-time demand registration right and unlimited piggyback rights) and customary anti-dilution provisions.

Other than the Underwriter’s Warrants issued in connection with the Offering as disclosed, there were no unregistered sales of equity securities during the quarterly period ended September 30, 2025.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

(a) Exhibit index

Exhibit

4.1	Form of Warrant (incorporated by reference to Annex B of Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 11, 2025).

4.2	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on August 11, 2025).

4.3	Form of Underwriter’s Warrant (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on August 11, 2025).

10.1***	Warrant Agent Agreement, dated as of August 7, 2025, by and between the Company and the Warrant Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 11, 2025).

31.1*	Certification of Chief Executive Officer (Principal Executive Officer) required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer (Principal Financial Officer) required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1**	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer (Principal Financial Officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith.

**	Furnished herewith. This certification is being furnished solely to accompany this report pursuant to 18 U.S.C. Section 1350, and is not being filed for purposes of Section 18 of the Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filings of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BioVie Inc.

Signature	Title	Date

/s/ Cuong V Do
Cuong V Do	Chairman and Chief Executive Officer (Principal Executive Officer)	November 10, 2025

/s/ Joanne Wendy Kim
Joanne Wendy Kim	Chief Financial Officer (Principal Financial and Accounting Officer)	November 10, 2025