Form 10-Q
period 2025-12-31
BIOVIE INC.
filed 2026-02-06
CIK 1580149

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2025

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

Yes ☐                                          No ☒

There were 7,543,571 shares of the Registrant’s Class A Common Stock, $0.0001 par value per share, outstanding as of February 5, 2026.

BIOVIE INC.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Section 27A of the Securities Act of 1933, as amended (the “Securities Act”). Any statements contained in this report that are not statements of historical fact may be forward-looking statements. When we use the words “intends,” “estimates,” “predicts,” “potential,” “continues,” “anticipates,” “plans,” “expects,” “believes,” “should,” “could,” “may,” “will” or the negative of these terms or other comparable terminology, we are identifying forward-looking statements. Forward-looking statements involve risks and uncertainties, which may cause our actual results, performance or achievements to be materially different from those expressed or implied by forward-looking statements. These factors include our research and development activities; distributor channel; compliance with regulatory impositions; and our capital needs. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

BioVie Inc.

Condensed Balance Sheets

(Unaudited)

	December 31,	June 30,
	2025	2025
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$20,540,585	$17,544,547
Grant receivable	195,481	2,104,050
Prepaid and other current assets	1,055,368	1,049,897
Total current assets	21,791,434	20,698,494

Operating lease right-of-use asset, net	302,495	339,653
Intangible assets, net	63,653	178,341
Goodwill	345,711	345,711

TOTAL ASSETS	$22,503,293	$21,562,199

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$2,923,344	$2,200,320
Current portion of operating lease liability	82,398	74,464
Total current liabilities	3,005,742	2,274,784

Operating lease liability, net of current portion	232,517	275,430
TOTAL LIABILITIES	3,238,259	2,550,214

Commitments and contingencies (Note 8)

STOCKHOLDERS' EQUITY:

Preferred stock; $0.001 par value; 10,000,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock, $0.0001 par value; 800,000,000 shares authorized at December 31, 2025 and June 30, 2025; 7,543,571 shares issued of which 7,540,734 shares outstanding at December 31, 2025; and 1,917,061 shares issued of which 1,914,224 shares are outstanding at June 30, 2025	754	192
Additional paid in capital	382,609,131	371,156,068
Accumulated deficit	(363,344,822)	(352,144,246)
Treasury stock	(29)	(29)
Total stockholders' equity	19,265,034	19,011,985

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$22,503,293	$21,562,199

See accompanying notes to unaudited condensed financial statements

BioVie Inc.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	December 31, 2025	December 31, 2024	December 31, 2025	December 31, 2024

OPERATING EXPENSES:
Amortization of intangible assets	$57,344	$57,344	$114,688	$114,688
Research and development expenses	4,269,479	4,704,806	7,205,849	6,695,003
General and administrative expenses	1,935,482	2,530,679	4,226,362	4,605,219
TOTAL OPERATING EXPENSES	6,262,305	7,292,829	11,546,899	11,414,910

LOSS FROM OPERATIONS	(6,262,305)	(7,292,829)	(11,546,899)	(11,414,910)

OTHER (INCOME) EXPENSE:
Change in fair value of derivative liabilities	-	6,036	-	3,519
Interest expense	5,967	66,700	7,956	322,725
Interest income	(198,797)	(253,036)	(397,823)	(476,593)
TOTAL OTHER INCOME, NET	(192,830)	(180,300)	(389,867)	(150,349)

NET LOSS	$(6,069,475)	$(7,112,529)	$(11,157,032)	$(11,264,561)

Deemed dividend related to ratchet adjustment to warrants	-	44,424	43,544	369,465

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(6,069,475)	$(7,156,953)	$(11,200,576)	$(11,634,026)

NET LOSS PER COMMON SHARE
- Basic	$(0.77)	$(4.55)	$(1.70)	$(10.54)
- Diluted	$(0.77)	$(4.55)	$(1.70)	$(10.54)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
- Basic	7,920,795	1,571,725	6,574,967	1,104,284
- Diluted	7,920,795	1,571,725	6,574,967	1,104,284

See accompanying notes to unaudited condensed financial statements

BioVie Inc.

Condensed Statements of Changes in Stockholders’ Equity

(Unaudited)

						Accumulated
	Common	Common	Additional	Treasury	Treasury	Other		Total
	Stock	Stock	Paid in	Stock	Stock	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Shares	Amount	Income	Deficit	Equity
Balance, June 30, 2024	621,640	$62	349,738,841	(2,633)	$(27)	$-	$(334,232,661)	$15,506,215

Stock-based compensation - stock options	-	-	118,898	-	-	-	-	118,898

Stock-based compensation - restricted stock units	-	-	301,491	-	-	-	-	301,491

Issuance of common stock from vesting of - restricted stock units	341	-	-	-	-	-	-	-

Stock-based compensation - issuance of common stock for services rendered	1,500	-	33,450	-	-	-	-	33,450

Proceeds from issuance of common stock, net of costs of $747,408	162,794	16	2,259,047	-	-	-	-	2,259,063

Issuance of additional shares for fractional shares effected by the reverse split	12,024	1	(1)	-	-	-	-	-

Deemed dividend for ratchet adjustment to warrants	-	-	325,041	-	-	-	(325,041)	-

Net Loss	-	-	-	-	-	-	(4,152,032)	(4,152,032)

Balance, September 30, 2024	798,299	79	352,776,767	(2,633)	(27)	-	(338,709,734)	14,067,085

Stock-based compensation - stock options	-	-	385,328	-	-	-	-	385,328

Stock-based compensation - restricted stock units	-	-	265,804	-	-	-	-	265,804

Issuance of common stock from vesting of - restricted stock units	381	-	-	-	-	-	-	-

Exercise of warrants	223,130	22	2,901,319	-	-	-	-	2,901,341

Cashless exercise of warrants	422	-	-	-	-	-	-	-

Proceeds from issuance of common stock, net of costs of $2,492,880	825,600	83	13,415,467	-	-	-	-	13,415,550

Deemed dividend for ratchet adjustment to warrants	-	-	44,424	-	-	-	(44,424)	-

Net Loss	-	-	-	-	-	-	(7,112,529)	(7,112,529)

Balance, December 31, 2024	1,847,832	$184	$369,789,109	(2,633)	$(27)	$-	$(345,866,687)	$23,922,579

Balance, June 30, 2025	1,917,061	$192	$371,156,068	(2,837)	$(29)	$-	$(352,144,246)	$19,011,985

Stock - based compensation - stock options	-	-	268,388	-	-	-	-	268,388

Stock-based compensation - restricted stock units and restricted shares	-	-	270,559	-	-	-	-	270,559

Proceeds from issuance of common stock, net of costs of $1,543,038	5,620,000	562	10,457,067	-	-	-	-	10,457,629

Issuance of common stock from vesting of restricted stock units	3,255	-	-	-	-	-	-	-

Deemed dividend for ratchet adjustment to warrants	-	-	43,544	-	-	-	(43,544)	-

Net Loss	-	-	-	-	-	-	(5,087,557)	(5,087,557)

Balance, September 30, 2025	7,540,316	754	382,195,626	(2,837)	(29)	-	(357,275,347)	24,921,004

Stock - based compensation - stock options	-	-	197,336	-	-	-	-	197,336

Stock-based compensation - restricted stock units and restricted shares	-	-	216,169	-	-	-	-	216,169

Issuance of common stock from vesting of restricted stock units	3,255	-	-	-	-	-	-	-

Net Loss	-	-	-	-	-	-	(6,069,475)	(6,069,475)

Balance, December 31, 2025	7,543,571	$754	$382,609,131	(2,837)	$(29)	$-	$(363,344,822)	$19,265,034

See accompanying notes to unaudited condensed financial statements

BioVie Inc.

Condensed Statements of Cash Flows

(Unaudited)

	Six Months Ended	Six Months Ended
	December 31, 2025	December 31, 2024

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(11,157,032)	$(11,264,561)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of intangible assets	114,688	114,688
Stock based compensation - restricted stock units and restricted shares	486,728	567,295
Stock based compensation expense - stock options	465,724	504,226
Stock based compensation expense - issuance of common stock for services rendered	-	33,450
Amortization of financing costs	-	11,820
Accretion of unearned loan discount	-	111,212
Accretion of loan premium	-	25,758
Non-cash lease expense from right-of-use assets	37,158	32,423
Change in fair value of derivative liabilities	-	3,519
Changes in operating assets and liabilities:
Grant receivable	1,908,569	-
Prepaid and other current assets	(5,471)	(71,443)
Accounts payable and accrued expenses	723,024	(2,204,411)
Operating lease liabilities	(34,979)	(28,211)
Net cash used in operating activities	(7,461,591)	(12,164,235)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	10,457,629	15,674,613
Proceeds from exercise of warrants	-	2,901,341
Payment of loan premium	-	(850,000)
Payment of loan premium	-	(5,000,000)
Net cash provided by financing activities	10,457,629	12,725,954

Net change in cash and cash equivalents	2,996,038	561,719

Cash and cash equivalents, beginning of period	17,544,547	23,843,798

Cash and cash equivalents, end of period	$20,540,585	$24,405,517

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$7,956	$173,935

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Deemed dividend for ratchet adjustment to warrants	$43,544	$369,465

See accompanying notes to unaudited condensed financial statements

BioVie Inc.

Notes to Condensed Financial Statements

For the Three and Six Months Ended December 31, 2025 and 2024

(unaudited)

1.	Background Information

BioVie Inc. (the “Company” or “we” or “our”) is a clinical-stage company developing innovative drug therapies for the treatment of neurological and neurodegenerative disorders and advanced liver disease.

Neurodegenerative Disease Programs

The Company acquired the biopharmaceutical assets of NeurMedix, Inc. (“NeurMedix”) a privately held clinical-stage pharmaceutical company and a related party in June 2021. The acquired assets included NE3107 (or “bezisterim”). Bezisterim, the approved generic name for NE3107 is an investigational, novel, orally administered small molecule that is thought to inhibit inflammation-driven insulin resistance and major pathological inflammatory cascades with a novel mechanism of action. There is emerging scientific consensus that both inflammation and insulin resistance may play fundamental roles in the development of Alzheimer’s disease (“AD”) and Parkinson’s disease (“PD”), and bezisterim could, if approved by the U.S. Food and Drug Administration (“FDA”), represent an entirely new medical approach to treating these devastating conditions affecting an estimated 6 million Americans suffering from Alzheimer's Disease, 1 million Americans suffering from Parkinson's Disease, and approximately 20 million adults in the US suffering from Long COVID, with millions more affected worldwide.

In neurodegenerative disease, the Company’s drug candidate bezisterim is an orally bioavailable, Blood Brain Barrier (“BBB”)-permeable, insulin-sensitizer that is also anti-inflammatory. In addition, it is not immunosuppressive and has a low risk of drug-drug interaction. Bezisterim inhibits activation of inflammatory action extracellular single regulated kinase (“ERK”) and nuclear factor kappa-light-chain-enhancer of activated B cells (“NFκB”) (including interactions with tumor necrosis factor (“TNF”) signaling and other relevant inflammatory pathways) that lead to neuroinflammation and insulin resistance. By binding to ERK and selectively modulating NFκB activation and TNF-α production without interfering with their homeostatic functions, BioVie believes that bezisterim may offer clinical improvements in several disease indications, including PD, AD and long COVID.

Parkinson’s Disease

The Company designed a Phase 2b study of bezisterim as a potential first line therapy to treat patients with new onset PD. This trial evaluates the safety and efficacy of bezisterim on motor and non-motor symptoms in patients with PD who haven't been treated with carbidopa/levodopa. The PD Phase 2b study, multicenter, randomized, double-blind, placebo-controlled trial with a hybrid decentralized design will last 20 weeks from the initial screening phase to the safety follow up. The trial commenced in April 2025 and completed enrollment of 60 patients in December 2025. Topline results from the trial are expected in the first half of 2026.

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

As of December 31, 2025, the total cost incurred was approximately $6.7 million and $6.4 million was reimbursed as of January 20, 2026. Grant reimbursements recognized for the corresponding research and development expenses in the accompanying condensed statements of operations totaled approximately $706,000 and zero for the three months ended December 31, 2025 and 2024, respectively. Grant reimbursements recognized for the corresponding research and development expenses in the accompanying condensed statements of operations totaled approximately $1.0 million and $325,000 for the six months ended December 31, 2025 and 2024, respectively.

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

The Company’s operations are subject to a number of factors that can affect its operating results and financial conditions. Such factors include, but are not limited to: the results of clinical testing and trial activities of the Company’s products, the Company’s ability to obtain regulatory approval to market its products; competition from products manufactured and sold or being developed by other companies; the price of, and demand for, Company products; the Company’s ability to negotiate favorable licensing or other manufacturing and marketing agreements for its products; and the Company’s ability to raise capital. The Company’s financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of December 31, 2025, the Company had working capital of approximately $18.8 million, cash and cash equivalents of approximately $20.5 million, stockholders’ equity of approximately $19.3 million, and an accumulated deficit of approximately $363.3 million. The Company is in the pre-revenue stage and no revenues are expected in the foreseeable future. The Company’s future operations are dependent on the success of the Company’s ongoing development and commercialization efforts, as well as its ability to secure additional financing as needed. Projected cash flows could be extended if further measures are taken to delay planned expenditures in our research protocols and slow the progress in the Company’s development and launch of next phase clinical programs.

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

Concentration of Credit Risk in the Financial Service Industry

As of December 31, 2025, the Company had cash deposited in a certain financial institution in excess of federally insured levels. The Company regularly monitors the financial stability of these financial institutions and believes that it is not exposed to any significant credit risk in cash and cash equivalents. However, if liquidity and financial stability concerns arise with respect to banks and financial institutions, either nationally or in specific regions, the Company’s ability to access cash or enter into new financing arrangements may be threatened, which could have a material adverse effect on its business, financial condition and results of operations.

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

The Company’s financial instruments include cash, accounts payable, and the carrying value of the operating lease liabilities. The carrying amounts of cash and accounts payable approximate their fair value, due to the short-term nature of these items. The carrying amounts of operating lease liabilities approximate their fair values since they bear interest at rates which approximate market rates for similar debt instruments.

Net Loss per Common Share

Basic net loss per common share is computed by dividing the net loss attributable to Common Stockholders by the weighted average number of shares of Common Stock outstanding during the period. Diluted net loss per common share is computed by dividing the net loss attributable to Common Stockholders by the weighted average number of shares of Common Stock outstanding and potentially outstanding shares of Common Stock during the period to reflect the potential dilution that could occur from common shares issuable through stock options, warrants, restricted stock units, and convertible debentures. For the three and six months ending December 31, 2025 and 2024, such amounts were excluded from the diluted loss since their effect was considered anti-dilutive due to the net loss for the periods presented.

The weighted average number of common shares outstanding for the three and six months ended December 31, 2025 of 7,920,795 and 6,574,967, respectively, includes the weighted average effect of the pre-funded warrants issued in connection with the August 2025 Offering, the exercise of which requires nominal consideration for the delivery of the shares of common stock (see Note 6).

The table below shows the potential shares of common stock, presented based on amounts outstanding at each period end, which were excluded from the computation of diluted net loss per share attributable to common stockholders because including them would have had an anti-dilutive effect:

	December 31, 2025	December 31, 2024
	Number of Shares	Number of Shares
Stock Options	80,593	96,782
Warrants	7,902,037	960,084
Restricted Stock Units	2,202	9,707
	7,984,832	1,066,573

Grant program

The Company records expenses related to the DOD Long Covid Program as incurred. The reimbursements of such expenses are recognized as a credit against the respective expense account upon receipt, or when it is probable the reimbursement will be received.

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

4.	Intangible Assets

The Company’s intangible assets consist of intellectual property acquired from LAT Pharma, Inc. and are amortized over their estimated useful lives.

The following is a summary of the Company’s intangible assets:

	December 31, 2025	June 30, 2025

Intellectual Property	$2,293,770	$2,293,770
Less: Accumulated Amortization	(2,230,117)	(2,115,429)
Intellectual Property, net	$63,653	$178,341

Amortization expense was $57,344 in each of the three-month periods ended December 31, 2025 and 2024. Amortization expense was $114,688 in each of the six-month periods ended December 31, 2025 and 2024.The Company amortizes intellectual property over the expected original useful lives of 10 years and the remaining amortization expense for the year ending June 30, 2026 is $63,653.

5.	Fair Value Measurements

Financial assets

As of December 31, 2025, investments in U.S. Treasury Bills were valued through use of quoted prices and are classified as Level 1. The following table presents information about our assets that are measured at fair value on a recurring basis using the above input categories.

	Fair Value Measurements at
	December 31, 2025
	Level 1	Level 2	Level 3	Total

Cash	$4,307,717	$-	$-	$4,307,717
U.S. Treasury Bills due in 3 months or less at purchase	16,232,868	-	-	16,232,868

Total	$20,540,585	$-	$-	$20,540,585

	Fair Value Measurements at
	June 30, 2025
	Level 1	Level 2	Level 3	Total

Cash	$3,978,271	$-	$-	$3,978,271
U.S. Treasury Bills due in 3 months or less at purchase	13,566,276	-	-	13,566,276

Total	$17,544,547	$-	$-	$17,544,547

6.	Equity Transactions

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

As a result of the Company’s subsequent capital raises, the warrants’ down round features (the “rachet adjustment”) resulted in deemed dividends recognized in the accompanying condensed statements of changes in stockholders’ equity for the three months ended September 30, 2025 and 2024 and the three months ended December 31, 2024.

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

The October 22, 2024 capital raise further reduced the exercise prices from $15.30 per share to $13.70 per share which drove an additional ratchet adjustment in the second quarter of fiscal year 2025. For the three months ended December 31, 2024, the Company calculated the difference in fair value of the PIPE Warrant Shares between the stated exercise price and the reduced exercise price and recorded $44,424 as a deemed dividend in the accompanying condensed statement of changes in stockholders’ equity. The fair value of the PIPE Warrant Shares were estimated using the Black Scholes Method with the following inputs, the stock price of $33.60, exercise price of $15.30 and $13.70, remaining term of 2.8 years, risk free rate of 3.99% and volatility of 94.0%.

For the three months ended September 30, 2025, the deemed dividend of $43,544 recognized from the rachet adjustment resulting from the August 2025 capital raise, that reduced the exercise price from $13.70 to $2.50 per share. The fair value of the PIPE Warrant Shares was estimated using the Black Scholes Method with the following inputs, the stock price of $1.79, exercise price of $13.70 and reduced exercise price of $2.50, remaining term of 2.0 years, risk free rate of 3.8% and volatility of 94.0%.

Issuance of common stock for cash

On August 11, 2025, the Company closed an underwritten public offering of (i) 5,620,000 units (the “Units”), with each Unit consisting of one share of common stock and one warrant (the “Warrants”) and (ii) 380,000 pre-funded units (the “Pre-Funded Units”), with each Pre-Funded Unit consisting of one pre-funded warrant and one Warrant. The underwriter also exercised its over-allotment option in part and purchased an additional 667,300 Warrants. The offering resulted in net proceeds of approximately $10.5 million, after deducting underwriting discounts and commissions and other estimated offering expenses. Each Unit was sold to the public at a price of $2.00 per Unit and each Pre-Funded Unit was sold to the public at a price of $1.999 per Pre-Funded Unit (which represents the public offering price of each Unit less the $0.0001 per share nominal exercise price for each Pre-Funded Warrant). On August 8, 2025, the Warrants commenced trading on The Nasdaq Capital Market under the symbol “BIVIW.” Each Warrant is immediately exercisable, entitles the holder to purchase one share of common stock at an exercise price of $2.50 per share and expires five years from the date of issuance. Each Pre-Funded Warrant is immediately exercisable, entitles the holder to purchase one share of common stock, and may be exercised at any time until exercised in full. Additionally, upon closing, the Company issued the underwriter warrants to purchase 300,000 shares of Common Stock exercisable at a per share price of $2.50, which was equal to 125% of the public offering price per share. The underwriter’s Warrants are exercisable during a five-year period commencing 180 days from August 11, 2025.

Stock Options

The following table summarizes the activity relating to the Company’s stock options for the six months ended December 31, 2025:

	Options	Weighted-Average Exercise Price	Weighted Remaining Average Contractual Term	Aggregate Intrinsic Value
Outstanding at June 30, 2025	84,872	$286.20	6.2	$-
Options Expired	(4,279)	$1,389.43	0.0	$-
Outstanding at December 31, 2025	80,593	$227.62	6.0	$-
Exercisable at December 31, 2025	63,087	$244.44	5.6	$-

The Company recorded stock-based compensation expense relating to the vesting of stock options of approximately $197,000 and $385,000 for the three months ended December 31, 2025 and 2024, respectively. The Company recorded stock-based compensation expense relating to the vesting of stock options of approximately $466,000 and $504,000 for the six months ended December 31, 2025 and 2024, respectively.

On January 5, 2026 (the “Grant Date”), directors’ annual compensation was approved and the directors were granted stock options to purchase a total of 355,000 shares of common stock, at an exercise price of $1.31 per share, the closing stock price on the grant date. The stock options vest from the beginning of service on November 11, 2025 in four equal installments on February 11, 2026, May 11, 2026, August 11, 2026 and the earlier of November 11, 2026 or the 2026 annual shareholders' meeting.

On January 5, 2026, (the “Grant Date”), the Company awarded bonus and retention incentive stock options to certain directors and employees to purchase a total of 812,700 and 1,538,850, respectively; shares of common stock, at an exercise price of $1.31 per share, the closing stock price on the Grant Date. The directors’ stock options vested 75% on the Grant Date with the remaining balance vesting in equal installments on the first, second and third Grant Date anniversary. The employees’ stock options vested 55% on grant date with the remaining balance will vest in equal installments on the first, second and third Grant Date anniversary.

Restricted stock units:

On September 2, 2025 (the “Grant Date”), the Company awarded a total of 1,500 RSUs to a consultant at the grant date fair value of $1.58. The RSUs vest in five equal installments at the Grant Date and over the next four calendar quarters beginning December 31, 2025.

The following table summarizes vesting of restricted stock units:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Unvested at June 30, 2025	7,212	$116.41
Granted	1,500	1.58
Vested	(7,313)	86.96
Unvested at December 31, 2025	1,399	$147.26

The total stock-based compensation expense from restricted stock units for the three months ended December 31, 2025 and 2024 was approximately $216,000 and $266,000, respectively.  The total stock-based compensation expense from restricted stock units for the six months ended December 31, 2025 and 2024 was approximately $487,000 and $567,000, respectively.

There were 803 RSUs that vested on November 23, 2025 and the related shares of common stock will be issued and delivered by March 15, 2026.

Stock Warrants

The following table summarizes the warrants activity during the six months ended December 31, 2025:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value
Outstanding and exercisable at June 30, 2025	960,098	$35.02	4.1	$-
Granted	6,967,300	2.50	5.0	-
Canceled	(25,001)	150.00	-	-
Expired	(360)	1,250.00	-	-
Outstanding and exercisable at December 31, 2025	7,902,037	$5.82	4.5	$-

The table below shows the expiration of the warrants outstanding as of December 31, 2025:

Number of Warrants

Expiring June 30,
2027	3,610
2028	72,728
2029	90,508
2030	767,891
2031	6,967,300
Total outstanding warrants	7,902,037

The warrants table excludes 380,000 prefunded warrants with an exercise price of $0.0001 and no expiration.  None of the prefunded warrants were exercised during the six months ended December 31, 2025.

7.	Leases

Office Leases

The Company pays an annual rent of $2,200 for its headquarters at 680 W Nye Lane, Suite 201, Carson City Nevada 89703. The rental agreement was for a one-year term, commenced on October 1, 2022 and has been subsequently renewed at each annual maturity date at the same rate.

The Company’s San Diego office lease at 5090 Shoreham Place Suite 206, San Diego, CA 92122 resulted from an amendment that commenced on February 12, 2024 for a larger space. The current monthly base rate for the office space is $10,024, with an annual increase of four percent. The term of the lease is 60 months.

Total operating lease expense for the three months ended December 31, 2025 and 2024 of approximately $32,000 and $32,000, respectively, and for the six months ended December 31, 2025 and 2024 of approximately $64,000 and $63,000, respectively, were included in the accompanying condensed statements of operations as a component of general and administrative expenses.

The right-of-use asset, net and current and non-current portion of the operating lease liabilities included in the accompanying condensed balance sheets are as follows:

	December 31, 2025	June 30, 2025
Assets
Operating lease right-of-use asset, net	$302,495	$339,653

Liabilities
Current portion of operating lease liability	$82,398	$74,464
Operating lease liability, net of current portion	232,517	275,430
Total operating lease liability	$314,915	$349,894

At December 31, 2025, the future estimated minimum lease payments under non-cancelable operating leases are as follows:

Year ending June 30, 2026 (Remaining 6 months)	$61,898
2027	126,313
2028	130,734
2029	77,796
Total minimum lease payments	396,741
Less amount representing interest	(81,826)
Present value of future minimum lease payments	$314,915

Total cash paid for amounts included in the measurement of lease liabilities were $60,144 and $58,110 for the six months ended December 31, 2025 and 2024, respectively.

The weighted average remaining lease term and discount rate as of December 31, 2025 and June 30, 2025 were as follows:

	December 31, 2025	June 30, 2025

Weighted average remaining lease term (Years)
Operating lease	3.1	3.6
Weighted average discount rate
Operating lease	15.00%	15.00%

8.	Commitments and Contingencies

Royalty Agreements

Pursuant to the Agreement and Plan of Merger entered into on April 11, 2016, by and between our predecessor entities, LAT Pharma and NanoAntibiotics, Inc., the Company is obligated to pay a low single digit royalty on net sales of BIV201 (continuous infusion terlipressin) to be shared by the members of LAT Pharma Members, PharmaIn Corporation, and The Barrett Edge, Inc.

Pursuant to the Technology Transfer Agreement entered into on July 25, 2016, by and between the Company and the University of Padova (Italy), the Company was obligated to pay a 5% on net sales (capped at a maximum of $200,000 per year) of all terlipressin products covered by US Patent No. 11364277, expiring in 2036 and the European Patent No. EP3347032, expiring in 2036 and pending patent applications in the U.S., Europe, China and Japan, related to the administration of terlipressin as a continuous infusion for the treatment of ascites.

Pursuant to the Intellectual Property Rights Agreement entered into on April 18, 2019, by and between the Company and DOCUCHEM SLU, the Company is obligated to pay DOCUCHEM SLU $25,000 on the issuance of the U.S. patent for terlipressin and $50,000 each calendar year in which the gross sales in the U.S. of a product covered by a claim of an issued U.S. patent as directed to terlipressin exceeds $10,000,000.

Shareholder class action complaint and shareholder derivative complaints

On January 19, 2024,a purported securities class action complaint, captioned Eric Olmstead v. BioVie Inc. et al., No. 3:24-cv-00035, was filed in the U.S. District Court for the District of Nevada, naming the Company and certain of its officers as defendants. On February 22, 2024, a second, related putative securities class action was filed in the same court asserting similar claims against the same defendants, captioned Way v. BioVie Inc. et al., No. 2:24-cv-00361. On April 15, 2024, the court consolidated these two actions under the caption In re BioVie Inc. Securities Litigation, No. 3:24-cv-00035 (the “Securities Class Action”), appointed the lead plaintiff, and approved selection of the lead counsel. On June 21, 2024, the lead plaintiff filed an amended complaint, alleging that the defendants made material misrepresentations and/or omissions of material fact relating to the Company’s business, operations, compliance, and prospects, including information related to the NM101 Phase 3 study and trial of bezisterim (NE3107) in mild to moderate probable AD, in violation of Sections 10(b) and 20(a) of the Exchange Act, and Rule 10b-5 promulgated thereunder. The class action is on behalf of purchasers of the Company’s securities during the period from December 7, 2022 through November 28, 2023, and seeks unspecified monetary damages on behalf of the putative class and an award of costs and expenses, including attorney’s fees. The defendants filed a motion to dismiss the amended complaint on August 21, 2024, and on March 27, 2025, the court denied that motion. The parties are now engaged in fact discovery.

Three shareholder derivative lawsuits piggy-backing on the Securities Class Action were filed in the United States District Court for the District of Nevada, allegedly on behalf of the Company, by three putative stockholders: Andrew Hulm on December 30, 2024; William Settel on April 28, 2025 and Cline Wilkerson on September 11, 2025, (collectively the “Related Derivative Lawsuits”). Each Related Derivative Lawsuit names the same current and former officers and directors as defendants and alleges essentially the same claims: that the defendants breached their fiduciary duties by causing or failing to prevent the securities violations alleged in the Securities Class Action, and related claims for unjust enrichment, waste of corporate assets, gross mismanagement, and abuse of control. On September 29, 2025, at the request of the parties, the court consolidated all three Related Derivative Lawsuits under the caption In re BioVie Inc.Derivative Litigation, Case No. 3:24-cv-0602-CSD (the “Consolidated Derivative Action”). On January 27, 2026, at the request of the parties, the court stayed the Consolidated Derivative Action pending resolution of a summary judgment motion by defendants in the Securities Class Action.

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

Subject to certain limitations in the Internal Revenue Code, eligible employees are permitted to make contributions to the 401K Plan on a pre-tax salary reduction basis and the Company will match 5% of the first 5% of an employee’s contributions to the 401K Plan. The Company made contributions into the plan of approximately $19,300 and $27,500, for the three months ended December 31, 2025 and 2024, respectively. The Company made contributions into the plan of approximately $75,200 and 62,000, for the six months ended December 31, 2025 and 2024, respectively.

10.	Segment Reporting

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

The following table presents selected financial information with respect to the Company’s single operating segment and its significant segment approximated expenses for the six months ended December 31, 2025 and 2024:

	Six months ended	Six months ended
	December 31, 2025	December 31, 2024

Clinical studies	$4,941,000	$4,130,000
Clinical teams	1,902,000	1,813,000
Chemistry, manufacturing and controls	76,000	619,000
Other research and development expenses	287,000	133,000
General and administrative expenses	4,226,000	4,605,000
Amortization of intangible assets	115,000	115,000
Other income, net	(390,000)	(150,000)
Net loss	$(11,157,000)	$(11,265,000)

11.	Subsequent Events

Option Therapeutics Inc. (“Option”) was incorporated under the law of the state of Delaware on May 1, 2025 and was established by the Company for the potential spin-off of the Company’s Liver Disease Program. On January 23, 2026, Option filed a registration statement on Form S-1 for the potential initial public offering (“IPO”) of shares of Option's common stock, par value $0.001 per share ("Option Common Stock"). Option will commence operations upon the effective date of the IPO. As of December 31, 2025, Option is authorized to issue 100 shares of Option Common Stock, and 100 shares were issued and outstanding, all owned by the Company.

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

Long COVID Program

In April 2024, the Company was awarded a clinical trial grant of $13.1 million from the U.S. Department of Defense (“DOD”), awarded through the Peer Reviewed Medical Research Program of the Congressionally Directed Medical Research Programs. In August 2024, the FDA and the U.S. Army Medical Research and Development Command, Office of Human Research Oversight (“OHRO”) approved the Company’s plan, including the FDA approving the associated Investigation New Drug Application (“IND”), to evaluate bezisterim for the treatment of neurological symptoms that are associated with long COVID. The trial commenced in May 2025.

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

Comparison of the three months ended December 31, 2025 to the three months ended December 31, 2024

Net loss

The net loss for the three months ended December 31, 2025 was approximately $6.1 million as compared to the net loss of approximately $7.1 million for the three months ended December 31, 2024. The net decrease of $1.0 million for the three months ended December 31, 2025 was comprised of a net decrease in research and development ("R&D") expenses of approximately $435,000, and a net decrease in general and administrative expenses of approximately $595,000.

Total operating expenses for the three months ended December 31, 2025 were approximately $6.3 million as compared to $7.3 million for the three months ended December 31, 2024. The net decrease of approximately $1.0 million for the three months ended December 31, 2025, was comprised of a net decrease in R&D expenses of approximately $435,000 and a net decrease in general and administrative expenses of approximately $595,000.

Research and Development Expenses

R&D expenses were approximately $4.3 million and $4.7 million for the three months ended December 31, 2025 and 2024, respectively. The net decrease of approximately $435,000 was primarily attributed to the Long COVID (“LC”) studies’ decline in net expenses due to the large start-up contractual payments made to the Contract Research Organizations (“CRO”) and no reimbursements received during the three months ended December 31, 2024; offset by increased cost from the Sunrise PD Phase 2 study, from the increased activities in the Sunrise PD Phase 2 study became fully enrolled. The table below indicates the cost incurred by study program.

	Three months ended	Three months ended	Increase
	December 31, 2025	December 31, 2024	(Decrease)

Sunrise PD Phase 2	$2,627,000	$1,158,000	$1,469,000
Liver Program Phase 3	3,000	45,000	(42,000)
Long COVID Phase 2	1,195,000	2,256,000	(1,061,000)
Long COVID Phase 2 - reimbursements	(706,000)	-	(706,000)
	$3,119,000	$3,459,000	$(340,000)

General and Administrative Expenses

General and administrative expenses were approximately $1.9 million and $2.5 million for the three months ended December 31, 2025 and 2024, respectively. The net decrease of approximately $595,000 was primarily attributed to decreases in stock-based compensation for the executive team and directors of approximately $154,000 and $58,000, respectively, consultancy fees of approximately $593,000, investor and public relation fees of approximately $30,000, filing fees of approximately $41,000, offset by increased legal fees related to the class action litigation of approximately $331,000, and insurance premiums of approximately $20,000.

Other Income and Expense

Other income, net was approximately $193,000 compared to other income, net of approximately $180,000, for the three months ended December 31, 2025 and 2024, respectively. The net increase in other income of approximately $13,000 was primarily comprised of a reduction in interest expense of approximately $61,000 due to the payoff of the notes payable on December 1, 2024, offset by a reduction in interest income of approximately $54,000.

Comparison of the six months ended December 31, 2025 to the six months ended December 31, 2024

Net loss

The net loss for the six months ended December 31, 2025 was approximately $11.2 million comparable to the net loss of approximately $11.3 million for the six months ended December 31, 2024. The net decrease of approximately $108,000 for the six months ended December 31, 2025 was comprised of the net increase in operating expenses of approximately $132,000 offset by the increase in other income, net of approximately $240,000.

Total operating expenses for the six months ended December 31, 2025 were approximately $11.5 million as compared to $11.4 million for the six months ended December 31, 2024. The net R&D increase of approximately $132,000 for the six months ended December 31, 2025, was comprised of net increased research and development expenses of approximately $511,000 primarily attributed to the development and launch of both the Long COVID program in April 2025 and Sunrise PD Phase 2 studies in May 2025 offset by the decline in general and administrative expenses of approximately $379,000.

Research and Development Expenses

R&D expenses were approximately $7.2 million for the six months ended December 31, 2025, an increase of approximately $511,000 from $6.7 million for six months ended December 31, 2024. The net increase in R&D expenses of approximately $511,000 is comprised of increased direct study costs of approximately $818,000, clinical team compensation of approximately $88,000, travel and conferences of approximately $153,000, offset by approximately $541,000 of Chemistry, Manufacturing and Controls (“CMC”) expenses that have been temporarily curtailed.

As the table indicates below, the increase in clinical studies of approximately $818,000 were comprised of the increased Sunrise PD Phase 2 study cost of approximately $2.3 million and the decline in Long Covid Phase 2 study cost of net of reimbursements totaling approximately $1.5 million that consisted of the large contractual start-up fee paid the CRO and the lag in receiving the reimbursements during the six months ended December 31, 2024.

	Six months ended	Six months ended	Increase
	December 31, 2025	December 31, 2024	(Decrease)

Sunrise PD Phase 2	$3,984,000	$1,675,000	$2,309,000
Liver Program Phase 3	15,000	43,000	(28,000)
Long COVID Phase 2	1,980,000	2,726,000	(746,000)
Long COVID Phase 2 - reimbursements	(1,042,000)	(325,000)	(717,000)
	$4,937,000	$4,119,000	$818,000

General and Administrative Expenses

General and administrative expenses were approximately $4.2 million and $4.6 million for the six months ended December 31, 2025 and 2024, respectively. The net decrease of approximately $379,000 was primarily attributed to decreases in stock-based compensation for the executive team and directors of approximately $238,000 and $151,000, respectively and consultancy fees of approximately $565,000; offset by a net increase in legal fee expenses of approximately $546,000 that primarily represented legal fees related to the class action litigation.

Other Income and Expense

Other income, net was approximately $390,000 compared to other income, net of $150,000, for the six months ended December 31, 2025 and 2024, respectively. The net increase in other income of approximately $240,000 was comprised of a reduction in interest expense of approximately $315,000 due to the payoff of the notes payable on December 1, 2024, offset by a reduction in interest income of approximately $79,000.

Capital Resources and Liquidity

As of December 31, 2025, the Company had working capital of approximately $18.8 million, cash and cash equivalents totaling approximately $20.5 million, stockholders’ equity of approximately $19.3 million, and an accumulated deficit of approximately $363.3 million.

The Company used net cash in operations totaling approximately $7.5 million and net cash provided by financing activities was comprised of net proceeds from capital raise activities of $10.5 million.

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

Registered Offering

On August 11, 2025, the Company closed an underwritten public offering (the “Offering”) of (i) 5,620,000 units (the “Units”), with each Unit consisting of one share of common stock and one warrant (the “Warrants”) and (ii) 380,000 pre-funded units (the “Pre-Funded Units”), with each Pre-Funded Unit consisting of one pre-funded warrant and one Warrant. The underwriter also exercised its over-allotment option in part and purchased an additional 667,300 Warrants. The Offering resulted in net proceeds of approximately $10.5 million, after deducting underwriting discounts and commissions and other estimated offering expenses. Each Unit was sold to the public at a price of $2.00 per Unit and each Pre-Funded Unit was sold to the public at a price of $1.999 per Pre-Funded Unit (which represents the public offering price of each Unit less the $0.0001 per share nominal exercise price for each Pre-Funded Warrant). On August 8, 2025, the Warrants commenced trading on The Nasdaq Capital Market under the symbol “BIVIW.” Each Warrant is immediately exercisable, entitles the holder to purchase one share of common stock at an exercise price of $2.50 per share and expires five years from the date of issuance. Each Pre-Funded Warrant is immediately exercisable, entitles the holder to purchase one share of common stock and may be exercised at any time until exercised in full. Additionally, upon closing, the Company issued the underwriter warrants to purchase 300,000 shares of Common Stock exercisable at a per share price of $2.50, which was equal to 125% of the public offering price per share. The underwriter's Warrants are exercisable during a five-year period commencing 180 days from August 11, 2025.

Critical Accounting Policies and Estimates

There were no significant changes to the Company's critical accounting policies as identified in the Annual Report Form 10-K for the fiscal year ended June 30, 2025 (the "2025 Form 10-K").

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15f and 15d-15(f) under the Exchange Act) that occurred during the three months ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On January 19, 2024, a purported securities class action complaint, captioned Eric Olmstead v. BioVie Inc. et al., No. 3:24-cv-00035,was filed in the U.S. District Court for the District of Nevada, naming the Company and certain of its officers as defendants. On February 22, 2024, a second, related putative securities class action was filed in the same court asserting similar claims against the same defendants, captioned Way v. BioVie Inc. et al., No. 2:24-cv-00361. On April 15, 2024, the court consolidated these two actions under the caption In re BioVie Inc. Securities Litigation, No. 3:24-cv-00035 (the “Securities Class Action”), appointed the lead plaintiff, and approved selection of the lead counsel. On June 21, 2024, the lead plaintiff filed an amended complaint, alleging that the defendants made material misrepresentations and/or omissions of material fact relating to the Company’s business, operations, compliance, and prospects, including information related to the NM101 Phase 3 study and trial of bezisterim (NE3107) in mild to moderate probable AD, in violation of Sections 10(b) and 20(a) of the Exchange Act, and Rule 10b-5 promulgated thereunder. The class action is on behalf of purchasers of the Company’s securities during the period from December 7, 2022 through November 28, 2023, and seeks unspecified monetary damages on behalf of the putative class and an award of costs and expenses, including attorney’s fees. The defendants filed a motion to dismiss the amended complaint on August 21, 2024, and denied on March 27, 2025, the court denied that motion. The parties are now engaged in fact discovery.

Three shareholder derivative lawsuits piggy-backing on the Securities Class Action were filed in the United States District Court for the District of Nevada, allegedly on behalf of the Company, by three putative stockholders: Andrew Hulm on December 30, 2024; William Settel on April 28, 2025 and Cline Wilkerson on September 11, 2025, (collectively the “Related Derivative Lawsuits”). Each Related Derivative Lawsuit names the same current and former officers and directors as defendants and alleges essentially the same claims: that the defendants breached their fiduciary duties by causing or failing to prevent the securities violations alleged in the Securities Class Action, and related claims for unjust enrichment, waste of corporate assets, gross mismanagement, and abuse of control. On September 29, 2025, at the request of the parties, the court consolidated all three Related Derivative Lawsuits under the caption In re BioVie Inc. Derivative Litigation, Case No. 3:24-cv-0602-CSD (the “Consolidated Derivative Action”). On January 27, 2026, at the request of the parties, the court stayed the Consolidated Derivative Action pending resolution of a summary judgment motion by defendants in the Securities Class Action.

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

As of December 31, 2025, there were warrants outstanding to purchase an aggregate of 8,282,037 shares of our Common Stock at exercise prices ranging from $0.0001 to $582.00 per share, 80,593 shares issuable upon exercise of outstanding options at exercise prices ranging from $19.00 to $4,209.00 per share and restricted stock units totaling 2,202. We may also grant additional options, warrants or equity awards. To the extent such shares are issued, the interest of holders of our Common Stock will be diluted.

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

Item 2. Unregistered sales of equity securities

There were no unregistered sales of equity securities during the three months period ended December 31, 2025.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

(a) Exhibit index

Exhibit

10.1	BioVie Inc. 2019 Omnibus Equity Incentive Plan (Amended and Restated through November 10, 2025) (incorporated by reference to Appendix A to the Definitive Proxy Statement on Schedule 14A, filed on September 25, 2025).

31.1*	Certification of Chief Executive Officer (Principal Executive Officer) required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer (Principal Financial Officer) required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1**	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer (Principal Financial Officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith.

**	Furnished herewith. This certification is being furnished solely to accompany this report pursuant to 18 U.S.C. Section 1350, and is not being filed for purposes of Section 18 of the Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filings of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BioVie Inc.

Signature	Title	Date

/s/ Cuong V Do
Cuong V Do	Chairman and Chief Executive Officer (Principal Executive Officer)	February 6, 2026

/s/ Joanne Wendy Kim
Joanne Wendy Kim	Chief Financial Officer (Principal Financial and Accounting Officer)	February 6, 2026