Form 10-Q
period 2026-03-31
BIOVIE INC.
filed 2026-05-11
CIK 1580149

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2026

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

Yes ☐                                          No ☒

There were 7,541,839 shares of the Registrant’s Class A Common Stock, $0.0001 par value per share, outstanding as of May 11, 2026.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

BioVie Inc.

Condensed Balance Sheets

(Unaudited)

	March 31,	June 30,
	2026	2025
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$13,098,976	$17,544,547
Grant receivable	2,173,684	2,104,050
Prepaid and other current assets	1,607,032	1,049,897
Total current assets	16,879,692	20,698,494

Operating lease right-of-use asset, net	282,910	339,653
Intangible assets, net	6,308	178,341
Goodwill	345,711	345,711

TOTAL ASSETS	$17,514,621	$21,562,199

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$1,611,312	$2,200,320
Current portion of operating lease liability	82,398	74,464
Total current liabilities	1,693,710	2,274,784

Operating lease liability, net of current portion	213,319	275,430

TOTAL LIABILITIES	1,907,029	2,550,214

Commitments and contingencies (Note 8)

STOCKHOLDERS' EQUITY:

Preferred stock; $0.001 par value; 10,000,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock, $0.0001 par value; 800,000,000 shares authorized at March 31, 2026 and June 30, 2025; 7,544,675 shares issued of which 7,541,839 shares outstanding at March 31, 2026; and 1,917,061 shares issued of which 1,914,224 shares are outstanding at June 30, 2025	754	192
Additional paid in capital	384,221,988	371,156,068
Accumulated deficit	(368,615,121)	(352,144,246)
Treasury stock	(29)	(29)
Total stockholders' equity	15,607,592	19,011,985

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$17,514,621	$21,562,199

See accompanying notes to unaudited condensed financial statements

BioVie Inc.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	March 31, 2026	March 31, 2025	March 31, 2026	March 31, 2025

OPERATING EXPENSES:
Amortization of intangible assets	$57,344	$57,344	$172,033	$172,033
Research and development expenses	3,176,945	1,344,991	10,382,794	8,042,379
General and administrative expenses	2,151,088	1,585,869	6,377,450	6,188,703
TOTAL OPERATING EXPENSES	5,385,377	2,988,204	16,932,277	14,403,115

LOSS FROM OPERATIONS	(5,385,377)	(2,988,204)	(16,932,277)	(14,403,115)

OTHER (INCOME) EXPENSE:
Change in fair value of derivative liabilities	-	(7,290)	-	(3,771)
Interest expense	5,967	4,998	13,923	327,722
Interest income	(121,045)	(197,494)	(518,869)	(674,087)
TOTAL OTHER INCOME, NET	(115,078)	(199,786)	(504,946)	(350,136)

NET LOSS	$(5,270,299)	$(2,788,418)	$(16,427,331)	$(14,052,979)

Deemed dividend related to ratchet adjustment to warrants	-	-	43,544	369,465

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(5,270,299)	$(2,788,418)	$(16,470,875)	$(14,422,444)

NET LOSS PER COMMON SHARE
- Basic	$(0.70)	$(1.51)	$(2.35)	$(10.68)
- Diluted	$(0.70)	$(1.51)	$(2.35)	$(10.68)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
- Basic	7,543,923	1,850,722	7,019,677	1,350,352
- Diluted	7,543,923	1,850,722	7,019,677	1,350,352

See accompanying notes to unaudited condensed financial statements

BioVie Inc.

Condensed Statements of Changes in Stockholders’ Equity

(Unaudited)

						Accumulated
			Additional			Other		Total
	Common Stock	Common Stock	Paid in	Treasury Stock	Treasury Stock	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Shares	Amount	Income	Deficit	Equity
Balance, June 30, 2024	621,640	$62	349,738,841	(2,633)	$(27)	$-	$(334,232,661)	$15,506,215

Stock-based compensation - stock options	-	-	118,898	-	-	-	-	118,898

Stock-based compensation - restricted stock units	-	-	301,491	-	-	-	-	301,491

Issuance of common stock from vesting of - restricted stock units	341	-	-	-	-	-	-	-

Stock-based compensation - issuance of common stock for services rendered	1,500	-	33,450	-	-	-	-	33,450

Proceeds from issuance of common stock, net of costs of $747,408	162,794	16	2,259,047	-	-	-	-	2,259,063

Issuance of additional shares for fractional shares effected by the reverse split	12,024	1	(1)	-	-	-	-	-

Deemed dividend for ratchet adjustment to warrants	-	-	325,041	-	-	-	(325,041)	-

Net Loss	-	-	-	-	-	-	(4,152,032)	(4,152,032)

Balance, September 30, 2024	798,299	79	352,776,767	(2,633)	(27)	-	(338,709,734)	14,067,085

Stock-based compensation - stock options	-	-	385,328	-	-	-	-	385,328

Stock-based compensation - restricted stock units	-	-	265,804	-	-	-	-	265,804

Issuance of common stock from vesting of - restricted stock units	381	-	-	-	-	-	-	-

Exercise of warrants	223,130	22	2,901,319	-	-	-	-	2,901,341

Cashless exercise of warrants	422	-	-	-	-	-	-	-

Proceeds from issuance of common stock, net of costs of $2,492,880	825,600	83	13,415,467	-	-	-	-	13,415,550

Deemed dividend for ratchet adjustment to warrants	-	-	44,424	-	-	-	(44,424)	-

Net Loss	-	-	-	-	-	-	(7,112,529)	(7,112,529)

Balance, December 31, 2024	1,847,832	184	369,789,109	(2,633)	(27)	-	(345,866,687)	23,922,579

Stock-based compensation - stock options	-	-	338,412	-	-	-	-	338,412

Stock-based compensation - restricted stock units and restricted shares	-	-	345,372	-	-	-	-	345,372

Issuance of common stock from vesting of - restricted stock units	6,743	7	(5)	(203)	(2)	-	-	-

Net Loss	-	-	-	-	-	-	(2,788,418)	(2,788,418)

Balance, March 31, 2025	1,854,575	$191	$370,472,888	(2,836)	$(29)	$-	$(348,655,105)	$21,817,945

Balance, June 30, 2025	1,917,061	$192	$371,156,068	(2,836)	$(29)	$-	$(352,144,246)	$19,011,985

Stock - based compensation - stock options	-	-	268,388	-	-	-	-	268,388

Stock-based compensation - restricted stock units and restricted shares	-	-	270,559	-	-	-	-	270,559

Proceeds from issuance of common stock, net of costs of $1,543,038	5,620,000	562	10,457,067	-	-	-	-	10,457,629

Issuance of common stock from vesting of restricted stock units	3,255	-	-	-	-	-	-	-

Deemed dividend for ratchet adjustment to warrants	-	-	43,544	-	-	-	(43,544)	-

Net Loss	-	-	-	-	-	-	(5,087,557)	(5,087,557)

Balance, September 30, 2025	7,540,316	754	382,195,626	(2,836)	(29)	-	(357,275,347)	24,921,004

Stock - based compensation - stock options	-	-	197,336	-	-	-	-	197,336

Stock-based compensation - restricted stock units and restricted shares	-	-	216,169	-	-	-	-	216,169

Issuance of common stock from vesting of restricted stock units	3,255	-	-	-	-	-	-	-

Net Loss	-	-	-	-	-	-	(6,069,475)	(6,069,475)

Balance, December 31, 2025	7,543,571	754	382,609,131	(2,836)	(29)	-	(363,344,822)	19,265,034

Stock - based compensation - stock options	-	-	1,561,366	-	-	-	-	1,561,366

Stock-based compensation - restricted stock units and restricted shares	-	-	51,491	-	-	-	-	51,491

Issuance of common stock from vesting of restricted stock units	1,104	-	-	-	-	-	-	-

Net Loss	-	-	-	-	-	-	(5,270,299)	(5,270,299)

Balance, March 31, 2026	7,544,675	$754	$384,221,988	(2,836)	$(29)	$-	$(368,615,121)	$15,607,592

See accompanying notes to unaudited condensed financial statements

BioVie Inc.

Condensed Statements of Cash Flows

(Unaudited)

	Nine Months Ended	Nine Months Ended
	March 31, 2026	March 31, 2025

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(16,427,331)	$(14,052,979)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of intangible assets	172,033	172,033
Stock based compensation - restricted stock units and restricted shares	538,219	912,667
Stock based compensation expense - stock options	2,027,090	842,638
Stock based compensation expense - issuance of common stock for services rendered	-	33,450
Amortization of financing costs	-	11,820
Accretion of unearned loan discount	-	111,212
Accretion of loan premium	-	25,758
Non-cash lease expense from right-of-use assets	56,743	49,448
Change in fair value of derivative liabilities	-	(3,771)
Changes in operating assets and liabilities:
Grant receivable	(69,634)	-
Prepaid and other current assets	(557,135)	(365,135)
Accounts payable and accrued expenses	(589,008)	(1,111,072)
Operating lease liabilities	(54,177)	(43,807)
Net cash used in operating activities	(14,903,200)	(13,417,738)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	10,457,629	15,674,613
Proceeds from exercise of warrants	-	2,901,341
Payment of loan premium	-	(850,000)
Payment of loan premium	-	(5,000,000)
Net cash provided by financing activities	10,457,629	12,725,954

Net change in cash and cash equivalents	(4,445,571)	(691,784)

Cash and cash equivalents, beginning of period	17,544,547	23,843,798

Cash and cash equivalents, end of period	$13,098,976	$23,152,014

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$13,923	$178,932

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES:
Deemed dividend for ratchet adjustment to warrants	$43,544	$369,465

See accompanying notes to unaudited condensed financial statements

BioVie Inc.

Notes to Condensed Financial Statements

For the Three and Nine Months Ended March 31, 2026 and 2025

(unaudited)

1.	Background Information

BioVie Inc. (the “Company” or “we” or “our”) is a clinical-stage company developing innovative drug therapies for the treatment of neurological and neurodegenerative disorders and advanced liver disease.

Neurodegenerative Disease Programs

The Company acquired the biopharmaceutical assets of NeurMedix, Inc. (“NeurMedix”) a privately held clinical-stage pharmaceutical company and a related party in June 2021. The acquired assets included NE3107 (or “bezisterim”). Bezisterim, the approved generic name for NE3107 is an investigational, novel, orally administered small molecule that is thought to inhibit inflammation-driven insulin resistance and major pathological inflammatory cascades with a novel mechanism of action. There is emerging scientific consensus that both inflammation and insulin resistance may play fundamental roles in the development of Alzheimer’s disease (“AD”) and Parkinson’s disease (“PD”), and bezisterim could, if approved by the U.S. Food and Drug Administration (“FDA”), represent an entirely new medical approach to treating these devastating conditions affecting an estimated 6 million Americans suffering from AD, 1 million Americans suffering from PD, and approximately 20 million adults in the US suffering from Long COVID, with millions more affected worldwide.

With respect to the mechanism of action, we believe Bezisterim inhibits activation of inflammatory action extracellular single regulated kinase (“ERK”) and nuclear factor kappa-light-chain-enhancer of activated B cells (“NFκB”) (including interactions with tumor necrosis factor (“TNF”) signaling and other relevant inflammatory pathways) that lead to neuroinflammation and insulin resistance. By binding to ERK and selectively modulating NFκB activation and TNF-α production without interfering with their homeostatic functions, we believe that bezisterim may offer clinical improvements in several disease indications, including PD, AD and long COVID.

Parkinson’s Disease

The Company is conducting a Phase 2b clinical trial of bezisterim as a potential first-line therapy for patients with newly diagnosed PD. The trial is designed to evaluate the safety and efficacy of bezisterim on motor and non-motor symptoms in patients with PD who have not been treated with carbidopa/levodopa. The Phase 2b study is a multicenter, randomized, double-blind, placebo-controlled trial with a hybrid decentralized design, and is expected to span approximately 20 weeks from initial screening through safety follow-up for each participant. The trial commenced in April 2025 and completed enrollment of 60 patients in December 2025. The Company currently expects to report topline results from the trial in mid-year 2026, although the timing of results is subject to change and there can be no assurance that the trial will yield favorable results or support further development.

The Phase 2 study of bezisterim for the treatment of PD (NCT05083260) that we completed in December 2022, was a double-blind, placebo-controlled, safety, tolerability, and pharmacokinetics study in PD participants treated with carbidopa/levodopa and bezisterim. Forty-five patients with a defined L-dopa “off state” were randomized 1:1 to placebo: bezisterim 20 mg twice daily for 28 days. This trial was launched with two design objectives: 1) the primary objective was safety and a drug-drug interaction study as requested by the FDA to measure the potential for adverse interactions of bezisterim with carbidopa/ levodopa; and 2) the secondary objective was to determine if preclinical indications of promotoric activity and apparent enhancement of levodopa activity could be seen in humans. Both objectives were met.

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

In April 2024, the Company was awarded a clinical trial grant of $13.1 million from the U.S. Department of Defense (“DOD”), awarded through the Peer Reviewed Medical Research Program of the Congressionally Directed Medical Research Programs. In August 2024, U.S. Army Medical Research and Development Command, Office of Human Research Oversight (“OHRO”) approved the Company’s plan to evaluate bezisterim for the treatment of neurological symptoms that are associated with long COVID and the FDA authorized our Investigational New Drug (“IND”) application for bezisterim allowing the Company to study a novel, anti-inflammatory approach for the treatment of the debilitating neurocognitive symptoms associated with long COVID.

The Phase 2 ADDRESS-LC study is a randomized (1:1), placebo-controlled, multicenter trial evaluating the efficacy, safety and tolerability of bezisterim in adult participants with long COVID who have cognitive impairment sequelae and fatigue. Individuals who have been diagnosed with long COVID and have neurocognitive dysfunction and self-reported fatigue may meet qualification criteria.

As of March 31, 2026, the total cost incurred was approximately $9.4 million and as of May 4, 2026 the total cost reimbursed was $9.4 million. Grant reimbursements recognized for the corresponding research and development expenses in the accompanying condensed statements of operations totaled approximately $3.1 million and $2.5 million for the three months ended March 31, 2026 and 2025, respectively. Grant reimbursements recognized for the corresponding research and development expenses in the accompanying condensed statements of operations totaled approximately $4.1 million and $2.9 million for the nine months ended March 31, 2026 and 2025, respectively.

Alzheimer’s Disease

In AD, BioVie has conducted both Phase 2 and Phase 3 trials. Preliminary data from these trials suggest improvements in cognition and biomarkers, supporting further trials to evaluate its potential as a therapy for the six million Americans living with AD.

Liver Cirrhosis Program

In liver disease, our investigational drug candidate BIV201 (continuous infusion terlipressin) was granted both FDA Fast Track status and FDA Orphan Drug designation for ascites (due to all etiologies except cancer), which is the most common complication related to liver cirrhosis and represents a significant unmet medical need. BIV201 is being evaluated as a treatment option for patients suffering from life-threatening complications of liver cirrhosis and ascites due to hepatitis, nonalcoholic steatohepatitis, and alcoholism. U.S. treatment costs for liver cirrhosis, including ascites and other complications, are estimated at more than $5 billion annually and have an estimated 50% mortality rate within 6 to 12 months.

After receiving guidance from the FDA regarding the design of Phase 3 clinical testing of BIV201 for the treatment of patients with cirrhosis and ascites, the Company is now targeting a broader ascites patient population. The Company is currently finalizing the protocol design for the Phase 3 study of BIV201 with a focus on demonstrating clinical benefit through a composite primary endpoint of complications and disease progression in patients with cirrhosis and ascites who have recently recovered from acute kidney injury (“AKI”). Ascites is a common complication of advanced liver cirrhosis involving the accumulation of large volumes of fluid in the abdomen, often exceeding five liters, due to liver and kidney dysfunction. BIV201 is administered in a continuous infusion of terlipressin as a patent-pending liquid formulation with patents issued in the U.S., China, Japan, Chile and India to date. Terlipressin is used in over 40 countries to treat complications of liver cirrhosis, including Type 1 hepatorenal syndrome and bleeding esophageal varices, and was approved in the U.S. in 2022 to improve kidney function in adults with hepatorenal syndrome experiencing a rapid reduction in kidney function; it is not currently approved in Japan.

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

The Company’s operations are subject to a number of factors that can affect its operating results and financial conditions. Such factors include, but are not limited to: the results of clinical testing and trial activities of the Company’s products, the Company’s ability to obtain regulatory approval to market its products; competition from products manufactured and sold or being developed by other companies; the price of, and demand for, Company products; the Company’s ability to negotiate favorable licensing or other manufacturing and marketing agreements for its products; and the Company’s ability to raise capital. The Company’s financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of March 31, 2026, the Company had working capital of approximately $15.2 million, cash and cash equivalents of approximately $13.1 million, stockholders’ equity of approximately $15.6 million, and an accumulated deficit of approximately $368.6 million. The Company is in the pre-revenue stage and no revenues are expected in the foreseeable future. The Company’s future operations are dependent on the success of the Company’s ongoing development and commercialization efforts, as well as its ability to secure additional financing as needed. Projected cash flows could be extended if further measures are taken to delay planned expenditures in our research protocols and slow the progress in the Company’s development and launch of next phase clinical programs.

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

Concentration of Credit Risk in the Financial Service Industry

As of March 31, 2026, the Company had cash deposited in a certain financial institution in excess of federally insured levels. The Company regularly monitors the financial stability of these financial institutions and believes that it is not exposed to any significant credit risk in cash and cash equivalents. However, if liquidity and financial stability concerns arise with respect to banks and financial institutions, either nationally or in specific regions, the Company’s ability to access cash or enter into new financing arrangements may be threatened, which could have a material adverse effect on its business, financial condition and results of operations.

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

Net Loss per Common Share

Basic net loss per common share is computed by dividing the net loss attributable to Common Stockholders by the weighted average number of shares of Common Stock outstanding during the period. Diluted net loss per common share is computed by dividing the net loss attributable to Common Stockholders by the weighted average number of shares of Common Stock outstanding and potentially outstanding shares of Common Stock during the period to reflect the potential dilution that could occur from common shares issuable through stock options, warrants, restricted stock units, and convertible debentures. For the three and nine months ending March 31, 2026 and 2025, such amounts were excluded from the diluted loss since their effect was considered anti-dilutive due to the net loss for the periods presented.

The weighted average number of common shares outstanding for the three and nine months ended March 31, 2026 of 7,543,923 and 7,019,677, respectively, includes the weighted average effect of the pre-funded warrants issued in connection with the August 2025 Offering, the exercise of which requires nominal consideration for the delivery of the shares of common stock (see Note 6).

The table below shows the potential shares of common stock, presented based on amounts outstanding at each period end, which were excluded from the computation of diluted net loss per share attributable to common stockholders because including them would have had an anti-dilutive effect:

	March 31, 2026	March 31, 2025
	Number of Shares	Number of Shares
Stock Options	2,785,363	88,713
Warrants	7,902,037	960,057
Restricted Stock Units	1,099	10,904
	10,688,499	1,059,674

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

4.	Intangible Assets

The Company’s intangible assets consist of intellectual property acquired from LAT Pharma, Inc. and are amortized over their estimated useful lives.

The following is a summary of the Company’s intangible assets:

	March 31, 2026	June 30, 2025

Intellectual Property	$2,293,770	$2,293,770
Less: Accumulated Amortization	(2,287,462)	(2,115,429)
Intellectual Property, net	$6,308	$178,341

Amortization expense was $57,344 in each of the three-month periods ended March 31, 2026 and 2025. Amortization expense was $172,033 in each of the nine-month periods ended March 31, 2026 and 2025. The Company amortizes intellectual property over the expected original useful lives of 10 years and the remaining amortization expense for the year ending June 30, 2026 is $6,308.

5.	Fair Value Measurements

Financial assets

As of March 31, 2026, investments in U.S. Treasury Bills were valued through use of quoted prices and are classified as Level 1. The following table presents information about our assets that are measured at fair value on a recurring basis using the above input categories.

	Fair Value Measurements at
	March 31, 2026
	Level 1	Level 2	Level 3	Total

Cash	$2,130,109	$-	$-	$2,130,109
U.S. Treasury Bills due in 3 months or less at purchase	10,968,867	-	-	10,968,867

Total	$13,098,976	$-	$-	$13,098,976

	Fair Value Measurements at
	June 30, 2025
	Level 1	Level 2	Level 3	Total

Cash	$3,978,271	$-	$-	$3,978,271
U.S. Treasury Bills due in 3 months or less at purchase	13,566,276	-	-	13,566,276

Total	$17,544,547	$-	$-	$17,544,547

6.	Equity Transactions

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

As a result of the Company’s subsequent capital raises, the warrants’ down round features (the “ratchet adjustment”) resulted in deemed dividends recognized in the accompanying condensed statements of changes in stockholders’ equity for the three months ended September 30, 2025 and 2024.

For the three months ended September 30, 2024, the deemed dividend of $325,041 was recognized based on ratchet adjustments from the September 25, 2024 capital raises, that reduced the exercise prices from $100.00 to $15.30 per share. The fair value of the PIPE Warrant Shares were estimated using the Black Scholes Method with the following inputs at September 2024, the stock price of $12.00, exercise price of $15.30 and $100.00, remaining term of 2.9 years, risk free rate of 3.5% and volatility of 93.0%, resulting in a $325,041 deemed dividend.

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

For the three months ended September 30, 2025, the deemed dividend of $43,544 was recognized from the ratchet adjustment resulting from the August 2025 capital raise, which reduced the exercise price from $13.70 to $2.50 per share. The fair value of the PIPE Warrant Shares was estimated using the Black Scholes Method with the following inputs, the stock price of $1.79, exercise price of $13.70 and reduced exercise price of $2.50, remaining term of 2.0 years, risk free rate of 3.8% and volatility of 94.0%.

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

Stock Options

The following table summarizes the activity relating to the Company’s stock options for the nine months ended March 31, 2026:

	Options	Weighted-Average Exercise Price	Weighted Remaining Average Contractual Term	Aggregate Intrinsic Value
Outstanding at June 30, 2025	84,872	$286.20	6.2	$-
Options Granted	2,706,550	$1.31	7.6	$243,590
Options Expired	(6,059)	$1,091.98	0.0	$-
Outstanding at March 31, 2026	2,785,363	$7.62	7.6	$243,590
Exercisable at March 31, 2026	1,606,299	$10.51	7.4	$139,018

The Company recorded stock-based compensation expense relating to the vesting of stock options of approximately $1.6 million and $338,000 for the three months ended March 31, 2026 and 2025, respectively. The Company recorded stock-based compensation expense relating to the vesting of stock options of approximately $2.0 million and $843,000 for the nine months ended March 31, 2026 and 2025, respectively.

The fair value of each option on the date of grant is estimated using the Black-Scholes option pricing model. The pricing model reflects the following weighted-average assumptions for the nine months ended March 31, 2026 and 2025:

	March 31, 2026	March 31, 2025
Expected life of options (in years)	5	4
Expected volatility	89.31%	93.44%
Risk free interest rate	3.69%	4.34%
Dividend Yield	0%	0%

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

On January 5, 2026 (the “Grant Date”), the Company awarded bonus and retention incentive stock options to certain directors and employees to purchase a total of 812,700 and 1,538,850, respectively; shares of common stock, at an exercise price of $1.31 per share, the closing stock price on the Grant Date. The directors’ stock options vested 75% on the Grant Date with the remaining balance vesting in equal installments on the first, second and third Grant Date anniversary. The employees’ stock options vested 55% on grant date with the remaining balance vesting in equal installments on the first, second and third Grant Date anniversary.

Restricted stock units:

On September 2, 2025 (the “Grant Date”), the Company awarded a total of 1,500 Restricted Stock Units (“RSUs”) to a consultant at the grant date fair value of $1.58 per RSU. The RSUs vest in five equal installments beginning on the Grant Date and over the following four calendar quarters beginning December 31, 2025.

The following table summarizes vesting of restricted stock units:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Unvested at June 30, 2025	7,213	$116.41
Granted	1,500	1.58
Vested	(7,614)	83.67
Unvested at March 31, 2026	1,099	$187.02

The total stock-based compensation expense from restricted stock units for the three months ended March 31, 2026 and 2025 was approximately $51,000 and $321,000, respectively.  The total stock-based compensation expense from restricted stock units for the nine months ended March 31, 2026 and 2025 was approximately $538,000 and $888,000, respectively.

Stock Warrants

The following table summarizes the warrants activity during the nine months ended March 31, 2026:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value
Outstanding and exercisable at June 30, 2025	960,098	$35.02	4.1	$-
Granted	6,967,300	2.50	5.0	-
Canceled	(25,001)	150.00	-	-
Expired	(360)	1,250.00	-	-
Outstanding and exercisable at March 31, 2026	7,902,037	$5.82	4.2	$-

The table below shows the expiration of the warrants outstanding as of March 31, 2026:

Number of Warrants

Expiring June 30,
2027	3,610
2028	72,728
2029	90,508
2030	767,891
2031	6,967,300
Total outstanding warrants	7,902,037

The warrants table excludes 380,000 prefunded warrants with an exercise price of $0.0001 and no expiration.  None of the prefunded warrants were exercised during the nine months ended March 31, 2026.

7.	Leases

Office Leases

The Company pays an annual rent of $2,200 for its headquarters at 680 W Nye Lane, Suite 201, Carson City Nevada 89703. The rental agreement was for a one-year term, commenced on October 1, 2022 and has been subsequently renewed at each annual maturity date at the same rate.

The Company’s San Diego office lease at 5090 Shoreham Place Suite 206, San Diego, CA 92122 was amended on February 12, 2024 for a larger space. The current monthly base rate for the office space is $10,024, with annual increases of four percent. The term of the lease is 60 months.

Total operating lease expense for the three months ended March 31, 2026 and 2025 of approximately $35,000 and $32,000, respectively, and for the nine months ended March 31, 2026 and 2025 of approximately $99,000 and $95,000, respectively, were included in the accompanying condensed statements of operations as a component of general and administrative expenses.

The right-of-use asset, net and current and long-term portion of the operating lease liabilities included in the accompanying condensed balance sheets are as follows:

	March 31, 2026	June 30, 2025
Assets
Operating lease right-of-use asset, net	$282,910	$339,653

Liabilities
Current portion of operating lease liability	$82,398	$74,464
Operating lease liability, net of current portion	213,319	275,430
Total operating lease liability	$295,717	$349,894

At March 31, 2026, the future estimated minimum lease payments under non-cancelable operating leases are as follows:

Year ending June 30, 2026 (Remaining 3 months)	$31,124
2027	126,313
2028	130,734
2029	77,796
Total minimum lease payments	365,967
Less amount representing interest	(70,250)
Present value of future minimum lease payments	$295,717

Total cash paid for amounts included in the measurement of lease liabilities were $90,917 and $87,843 for the nine months ended March 31, 2026 and 2025, respectively.

The weighted average remaining lease term and discount rate as of March 31, 2026 and June 30, 2025 were as follows:

	March 31, 2026	June 30, 2025

Weighted average remaining lease term (Years)
Operating lease	2.8	3.6
Weighted average discount rate
Operating lease	15.00%	15.00%

8.	Commitments and Contingencies

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

Shareholder class action complaint and shareholder derivative complaints

On January 19, 2024, a purported securities class action complaint, captioned Eric Olmstead v. BioVie Inc. et al., No. 3:24-cv-00035, was filed in the U.S. District Court for the District of Nevada, naming the Company and certain of its officers as defendants. On February 22, 2024, a second, related putative securities class action was filed in the same court asserting similar claims against the same defendants, captioned Way v. BioVie Inc. et al., No. 2:24-cv-00361. On April 15, 2024, the court consolidated these two actions under the caption In re BioVie Inc. Securities Litigation, No. 3:24-cv-00035 (the “Securities Class Action”), appointed the lead plaintiff, and approved selection of the lead counsel. On June 21, 2024, the lead plaintiff filed an amended complaint, alleging that the defendants made material misrepresentations and/or omissions of material fact relating to the Company’s business, operations, compliance, and prospects, including information related to the NM101 Phase 3 study and trial of bezisterim (NE3107) in mild to moderate probable AD, in violation of Sections 10(b) and 20(a) of the Exchange Act, and Rule 10b-5 promulgated thereunder. The class action is on behalf of purchasers of the Company’s securities during the period from December 7, 2022 through November 28, 2023, and seeks unspecified monetary damages on behalf of the putative class and an award of costs and expenses, including attorney’s fees. The defendants filed a motion to dismiss the amended complaint on August 21, 2024, and on March 27, 2025, the court denied that motion. The parties are now engaged in fact discovery. On February 13, 2026, Plaintiffs filed a motion for class certification and a motion for leave to file a second amended complaint. Defendants opposed the motion for leave to amend, and that motion is now fully briefed and pending before the court. Defendants’ opposition to the motion for class certification is due June 15, 2026.

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

The Company sponsors an employee benefit plan subject to Section 401(K) of the Internal Revenue Service Code (the “401K Plan”) pursuant to which, all employees meeting eligibility requirements are able to participate.

Subject to certain limitations in the Internal Revenue Code, eligible employees are permitted to make contributions to the 401K Plan on a pre-tax salary reduction basis and the Company will match 5% of the first 5% of an employee’s contributions to the 401K Plan. The Company made contributions into the plan of approximately $49,700 and $46,800, for the three months ended March 31, 2026 and 2025, respectively. The Company made contributions into the plan of approximately $124,900 and $108,800, for the nine months ended March 31, 2026 and 2025, respectively.

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

The following table presents selected financial information with respect to the Company’s single operating segment and its significant segment approximated expenses for the nine months ended March 31, 2026 and 2025:

	Nine months ended	Nine months ended
	March 31, 2026	March 31, 2025

Clinical studies	$6,602,000	$4,097,000
Clinical teams	3,255,000	2,968,000
Chemistry, manufacturing and controls	142,000	726,000
Other research and development expenses	384,000	251,000
General and administrative expenses	6,377,000	6,189,000
Amortization of intangible assets	172,000	172,000
Other income, net	(505,000)	(350,000)
Net loss	$(16,427,000)	$(14,053,000)

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

Neurodegenerative Disease Programs

The Company acquired the biopharmaceutical assets of NeurMedix, Inc. (“NeurMedix”) a privately held clinical-stage pharmaceutical company and a related party in June 2021. The acquired assets included NE3107 (or “bezisterim”). Bezisterim, the approved generic name for NE3107 is an investigational, novel, orally administered small molecule that is thought to inhibit inflammation-driven insulin resistance and major pathological inflammatory cascades with a novel mechanism of action. There is emerging scientific consensus that both inflammation and insulin resistance may play fundamental roles in the development of Alzheimer’s disease (“AD”) and Parkinson’s disease (“PD”), and bezisterim could, if approved by the U.S. Food and Drug Administration (“FDA”), represent an entirely new medical approach to treating these devastating conditions affecting an estimated 6 million Americans suffering from AD, 1 million Americans suffering from PD, and approximately 20 million adults in the US suffering from Long COVID, with millions more affected worldwide.

With respect to the mechanism of action, we believe bezisterim inhibits activation of inflammatory extracellular signal-regulated kinase (“ERK”) and nuclear factor kappa-light-chain-enhancer of activated B cells (“NFκB”) (including interactions with tumor necrosis factor (“TNF”) signaling and other relevant inflammatory pathways) that lead to neuroinflammation and insulin resistance. By binding to ERK and selectively modulating NFκB activation and TNF-α production without interfering with their homeostatic functions (e.g., insulin signaling and neuron growth and survival), we believe that bezisterim may offer clinical improvements in several disease indications, including PD, AD and long COVID.

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

The Phase 2 study of bezisterim (NE3107) for the treatment of PD (NCT05083260) that we completed in December 2022, was a double-blind, placebo-controlled, safety, tolerability, and pharmacokinetics study in PD participants treated with carbidopa/levodopa and bezisterim (NE3107). Forty-five patients with a defined L-dopa “off state” were randomized 1:1 to placebo: bezisterim (NE3107) 20 mg twice daily for 28 days. This trial was launched with two design objectives: 1) the primary objective was safety and a drug-drug interaction study as requested by the FDA to measure the potential for adverse interactions of bezisterim (NE3107) with carbidopa/ levodopa; and 2) the secondary objective was to determine if preclinical indications of promotoric activity and apparent enhancement of levodopa activity could be seen in humans. Both objectives were met.

The Company is conducting a Phase 2b clinical trial of bezisterim as a potential first-line therapy for patients with newly diagnosed PD. The trial is designed to evaluate the safety and efficacy of bezisterim on motor and non-motor symptoms in patients with PD who have not been treated with carbidopa/levodopa. The Phase 2b study is a multicenter, randomized, double-blind, placebo-controlled trial with a hybrid decentralized design, and is expected to span approximately 20 weeks from initial screening through safety follow-up for each participant. The trial commenced in April 2025 and completed enrollment of 60 patients in December 2025. The Company currently expects to report topline results from the trial in mid-year 2026, although the timing of results is subject to change and there can be no assurance that the trial will yield favorable results or support further development.

Long COVID Program

In April 2024, the Company was awarded a clinical trial grant of $13.1 million from the U.S. Department of Defense (“DOD”), awarded through the Peer Reviewed Medical Research Program of the Congressionally Directed Medical Research Programs. In August 2024, U.S. Army Medical Research and Development Command, Office of Human Research Oversight (“OHRO”) approved the Company’s plan to evaluate bezisterim for the treatment of neurological symptoms that are associated with long COVID and the FDA authorized our Investigational New Drug (“IND”) application for bezisterim allowing the Company to study a novel, anti-inflammatory approach for the treatment of the debilitating neurocognitive symptoms associated with long COVID. The Phase 2 ADDRESS-LC study is a randomized (1:1), placebo-controlled, multicenter trial evaluating the efficacy, safety and tolerability of bezisterim in adult participants with long COVID who have cognitive impairment sequelae and fatigue. The trial commenced in May 2025.

Alzheimer’s Disease

In AD, BioVie has conducted both Phase 2 and Phase 3 trials. Preliminary data from these trials suggest improvements in cognition and biomarkers, supporting further trials to evaluate its potential as a therapy for the six million Americans living with AD.

Liver Cirrhosis Program

In liver disease, our investigational drug candidate BIV201 (continuous infusion terlipressin) was granted both FDA Fast Track status and FDA Orphan Drug designation for ascites (due to all etiologies except cancer), which is the most common complication related to liver cirrhosis and represents a significant unmet medical need. BIV201 is being evaluated as a treatment option for patients suffering from life-threatening complications of liver cirrhosis and ascites due to hepatitis, nonalcoholic steatohepatitis, and alcoholism. U.S. treatment costs for liver cirrhosis, including ascites and other complications, are estimated at more than $5 billion annually and have an estimated 50% mortality rate within 6 to 12 months.

After receiving guidance from the FDA regarding the design of Phase 3 clinical testing of BIV201 for the treatment of patients with cirrhosis and ascites, the Company is now targeting a broader ascites patient population. The Company is currently finalizing the protocol design for the Phase 3 study of BIV201 with a focus on demonstrating clinical benefit through a composite primary endpoint of complications and disease progression in patients with cirrhosis and ascites who have recently recovered from acute kidney injury (“AKI”). Ascites is a common complication of advanced liver cirrhosis involving the accumulation of large volumes of fluid in the abdomen, often exceeding five liters, due to liver and kidney dysfunction. BIV201 is administered in a continuous infusion of terlipressin as a patent-pending liquid formulation with patents issued in the U.S., China, Japan, Chile and India to date. Terlipressin is used in over 40 countries to treat complications of liver cirrhosis, including Type 1 hepatorenal syndrome and bleeding esophageal varices, and was approved in the U.S. in 2022 to improve kidney function in adults with hepatorenal syndrome experiencing a rapid reduction in kidney function; it is not currently approved in Japan.

Comparison of the three months ended March 31, 2026 to the three months ended March 31, 2025

Net loss

Net loss for the three months ended March 31, 2026 was approximately $5.3 million as compared to the net loss of approximately $2.8 million for the three months ended March 31, 2025. The net increase of $2.5 million for the three months ended March 31, 2026 was comprised of a net increase in research and development ("R&D") expenses of approximately $1.9 million, and a net increase in general and administrative expenses of approximately $565,000.

Total operating expenses for the three months ended March 31, 2026 were approximately $5.4 million as compared to $3.0 million for the three months ended March 31, 2025. The net increase of approximately $2.4 million for the three months ended March 31, 2026 was comprised of a net increase in R&D expenses of approximately $1.9 million and a net increase in general and administrative expenses of approximately $565,000.

Research and Development Expenses

R&D expenses were approximately $3.2 million and $1.3 million for the three months ended March 31, 2026 and 2025, respectively. The net increase of approximately $1.9 million was primarily attributed to the increased activities in our clinical studies of approximately $1.1 million in the sunrise PD Phase 2 study as it became fully enrolled and nearing completion and the Long COVID (“LC”) Phase 2 study of a net increase of approximately $677,000. The net increase in the LC study was caused by the timing of reimbursements as amounts submitted for reimbursement are recorded on a cash basis or when recoverability is determined to be probable.

The table below indicates the approximate cost incurred by study program.

	Three months ended	Three months ended	Increase
	March 31, 2026	March 31, 2025	(Decrease)

Sunrise PD Phase 2	$2,060,000	$973,000	$1,087,000
Liver Program Phase 3	1,000	95,000	(94,000)
Long COVID Phase 2	2,645,000	1,507,000	1,138,000
Long COVID Phase 2 - reimbursements	(3,056,000)	(2,595,000)	(461,000)
	$1,650,000	$(20,000)	$1,670,000

General and Administrative Expenses

General and administrative expenses were approximately $2.2 million and $1.6 million for the three months ended March 31, 2026 and 2025, respectively. The net increase of approximately $565,000 was primarily attributed to increases in the executive team and directors compensation of approximately $313,000 and $401,000, respectively, primarily in the form of stock-based compensation, increased insurance premiums of approximately $20,000 and accounting and auditing fees of approximately $16,000; offset by a decrease in legal fees expense of approximately $123,000, as the Company met its required insurance retention limit for the litigation costs of shareholders class action complaint, other professional and consultancy fees of approximately $38,000 and investor and public relation expense of approximately $24,000.

Other Income and Expense

Other income, net was approximately $115,000 compared to other income, net of approximately $200,000, for the three months ended March 31, 2026 and 2025, respectively. The net decrease in other income of approximately $85,000 was primarily due to a interest income of approximately $76,000.

Comparison of the nine months ended March 31, 2026 to the nine months ended March 31, 2025

Net loss

Net loss for the nine months ended March 31, 2026 was approximately $16.4 million comparable to the net loss of approximately $14.1 million for the nine months ended March 31, 2025. The net increase of approximately $2.3 million for the nine months ended March 31, 2026 was comprised of the net increase in operating expenses of approximately $2.5 million offset by the increase in other income, net of approximately $155,000.

Total operating expenses for the nine months ended March 31, 2026 were approximately $16.9 million as compared to $14.4 million for the nine months ended March 31, 2025. The net operating expense increase of approximately $2.5 million for the nine months ended March 31, 2026, was comprised of net increased R&D expenses of approximately $2.4 million attributed to the increased activities in both the Sunrise PD Phase 2 study and LC Phase 2 study and an increase in general and administrative expenses of approximately $189,000.

Research and Development Expenses

R&D expenses were approximately $10.4 million for the nine months ended March 31, 2026, an increase of approximately $2.4 million from $8.0 million for nine months ended March 31, 2025. The net increase in R&D expenses is comprised of increased direct study costs of approximately $2.5 million, clinical team compensation of approximately $282,000, abstracts, publications and conferences of approximately $176,000, offset by approximately $619,000 in Chemistry, Manufacturing and Controls (“CMC”) and Discovery expenses that have been curtailed.

As the table indicates below, the increase in clinical studies of approximately $2.5 million is attributed to increased activity in both our clinical studies. Sunrise PD Phase 2 study costs increased by approximately $3.4 million as the study completed enrollment in January 2026 and the study is currently nearing completion. Long Covid Phase 2 study activities decreased and the net decrease in cost, net of reimbursements totaled approximately $786,000. The net decrease in costs is caused by the timing of reimbursements as amounts submitted for reimbursement are recorded on a cash basis or when recoverability is determined to be probable. As of March 31, 2026, the total cost incurred since inception was approximately $9.4 million and as of May 4, 2026 the total cost reimbursed was $9.4 million.

	Nine months ended	Nine months ended	Increase
	March 31, 2026	March 31, 2025	(Decrease)

Sunrise PD Phase 2	$6,055,000	$2,648,000	$3,407,000
Liver Program Phase 3	16,000	138,000	(122,000)
Long COVID Phase 2	4,625,000	4,233,000	392,000
Long COVID Phase 2 - reimbursements	(4,098,000)	(2,920,000)	(1,178,000)
	$6,598,000	$4,099,000	$2,499,000

General and Administrative Expenses

General and administrative expenses were approximately $6.4 million and $6.2 million for the nine months ended March 31, 2026 and 2025, respectively. The net increase of approximately $189,000 was primarily attributed to increases in the executive team and directors compensation of approximately $78,000 and $214,000, respectively, primarily comprised of stock based compensation; legal expenses of approximately $423,000 primarily attributed to the class action litigation; investor and public relations expenses of $71,000; and insurance premiums of approximately $55,000, offset by a decrease in consultancy fees of approximately $603,000 and a decline in other expenses such as meetings and travel totaling $24,000 and accounting and auditing fees of approximately $14,000.

Other Income and Expense

Other income, net was approximately $505,000 compared to other income, net of $350,000, for the nine months ended March 31, 2026 and 2025, respectively. The net increase in other income of approximately $155,000 was comprised of a reduction in interest expense of approximately $314,000 due to the payoff of the notes payable on December 1, 2024, offset by decline in interest income of approximately $155,000.

Capital Resources and Liquidity

As of March 31, 2026, the Company had working capital of approximately $15.2 million, cash and cash equivalents totaling approximately $13.1 million, stockholders’ equity of approximately $15.6 million, and an accumulated deficit of approximately $368.6 million.

The Company used net cash in operations totaling approximately $14.9 million and net cash provided by financing activities was comprised of net proceeds from capital raise activities of approximately $10.5 million.

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

Item 4. Controls and Procedures

We maintain “disclosure controls and procedures.” Such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Our disclosure controls and procedures have been designed to meet reasonable assurance standards. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure and procedures. The design of disclosure controls and procedures also are based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15f and 15d-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On January 19, 2024, a purported securities class action complaint, captioned Eric Olmstead v. BioVie Inc. et al., No. 3:24-cv-00035, was filed in the U.S. District Court for the District of Nevada, naming the Company and certain of its officers as defendants. On February 22, 2024, a second, related putative securities class action was filed in the same court asserting similar claims against the same defendants, captioned Way v. BioVie Inc. et al., No. 2:24-cv-00361. On April 15, 2024, the court consolidated these two actions under the caption In re BioVie Inc. Securities Litigation, No. 3:24-cv-00035 (the “Securities Class Action”), appointed the lead plaintiff, and approved selection of the lead counsel. On June 21, 2024, the lead plaintiff filed an amended complaint, alleging that the defendants made material misrepresentations and/or omissions of material fact relating to the Company’s business, operations, compliance, and prospects, including information related to the NM101 Phase 3 study and trial of bezisterim (NE3107) in mild to moderate probable AD, in violation of Sections 10(b) and 20(a) of the Exchange Act, and Rule 10b-5 promulgated thereunder. The class action is on behalf of purchasers of the Company’s securities during the period from December 7, 2022 through November 28, 2023, and seeks unspecified monetary damages on behalf of the putative class and an award of costs and expenses, including attorney’s fees. The defendants filed a motion to dismiss the amended complaint on August 21, 2024, and on March 27, 2025, the court denied that motion. The parties are now engaged in fact discovery. On February 13, 2026, Plaintiffs filed a motion for class certification and a motion for leave to file a second amended complaint. Defendants opposed the motion for leave to amend, and that motion is now fully briefed and pending before the court. Defendants’ opposition to the motion for class certification is due June 15, 2026.

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

As of March 31, 2026, there were warrants outstanding to purchase an aggregate of 8,282,037 shares (including 380,000 prefunded warrants) of our Common Stock at exercise prices ranging from $2.50 to $582.00 per share, 2,785,363 shares issuable upon exercise of outstanding options at exercise prices ranging from $1.31 to $774.00 per share and restricted stock units totaling 1,099. We may also grant additional options, warrants or equity awards. To the extent such shares are issued, the interest of holders of our Common Stock will be diluted.

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

Item 2. Unregistered sales of equity securities

There were no unregistered sales of equity securities during the three-month period ended March 31, 2026.

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

BioVie Inc.

Signature	Title	Date

/s/ Cuong V Do
Cuong V Do	Chairman and Chief Executive Officer (Principal Executive Officer)	May 11, 2026

/s/ Joanne Wendy Kim
Joanne Wendy Kim	Chief Financial Officer (Principal Financial and Accounting Officer)	May 11, 2026