Form 10-K
period 2026-06-30
BIOVIE INC.
filed 2026-08-13
CIK 1580149

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE FISCAL YEAR ENDED JUNE 30, 2026

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________to _____________

Commission File Number: 001-39015

BIOVIE INC.

(Exact name of registrant as specified in its charter)

Nevada	46-2510769
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

680 W Nye Lane Suite 2014
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

Yes ☐                                          No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $8,454,444.

There were 7,542,638 shares of the Registrant’s Class A Common Stock, $0.0001 par value per share, outstanding as of August 10, 2026.

 DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement relating to its 2026 annual meeting of stockholders (the “2026 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

BIOVIE INC.

FORM 10-K INDEX

BIOVIE INC.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “report”) contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 as amended (the “Exchange Act”), and Section 27A of the Securities Act of 1933, as amended (the “Securities Act”). Any statements contained in this report that are not statements of historical fact may be forward-looking statements. When we use the words “intends,” “estimates,” “predicts,” “potential,” “continues,” “anticipates,” “plans,” “expects,” “believes,” “should,” “could,” “may,” “will” or the negative of these terms or other comparable terminology, we are identifying forward-looking statements. Forward-looking statements involve risks and uncertainties, which may cause our actual results, performance or achievements to be materially different from those expressed or implied by forward-looking statements. These factors include our research and development activities, distributor channel; compliance with regulatory impositions; and our capital needs. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.

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

Neurodegenerative Disease Programs

The Company acquired the biopharmaceutical assets of NeurMedix, Inc. (“NeurMedix”) a privately held clinical-stage pharmaceutical company and a related party in June 2021. The acquired assets included NE3107 (“bezisterim”). Bezisterim, the approved generic name for NE3107 is an investigational, novel, orally administered small molecule that is thought to inhibit inflammation-driven insulin resistance and major pathological inflammatory cascades with a novel mechanism of action. There is emerging scientific consensus that both inflammation and insulin resistance may play fundamental roles in the development of Alzheimer’s disease (“AD”) and Parkinson’s disease (“PD”), and bezisterim could, if approved by the U.S. Food and Drug Administration (“FDA”), represent an entirely new medical approach to treating these devastating conditions affecting an estimated 6 million Americans suffering from AD, 1 million Americans suffering from PD, and approximately 20 million adults in the US suffering from Long COVID, with millions more affected worldwide.

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

In August 2026, we announced topline results from our Phase 2b SUNRISE-PD clinical trial (NCT06757010), a multicenter, randomized, double-blind, placebo-controlled study evaluating bezisterim (20 mg twice daily) in 57 patients with early-stage PD who were naïve to symptomatic dopaminergic therapy (carbidopa/levodopa). The trial was designed to establish proof-of-mechanism and proof-of-concept for bezisterim in this patient population and to inform the design of a potentially pivotal Phase 3 registrational trial. Over a 12-week treatment period, the study prospectively evaluated a predefined battery of biologic, clinical, and quality of life assessments to examine motor and non-motor endpoints consistent with bezisterim’s expected metabolic and anti-inflammatory actions.

The trial’s primary pharmacodynamic endpoint assessed the effect of bezisterim on hematologic inflammatory biomarker indices, specifically the monocyte-to-lymphocyte ratio (MLR), Systemic Inflammation Response Index (SIRI), neutrophil-to-lymphocyte ratio (NLR), systemic immune-inflammation index (SII), platelet-to-lymphocyte ratio (PLR), and aggregate index of systemic inflammation (AISI), as well as a composite of those markers. The study’s primary pharmacodynamic assessment focused on changes in this predefined panel of blood-based inflammatory markers of disease. The trial successfully met this prespecified primary endpoint, with bezisterim demonstrating a statistically significant reduction in the composite neuroinflammation measure, changing by -0.28 in patients treated with bezisterim compared with +0.19 for placebo (Cohen’s d =-1.06, nominal p=0.0018), further supporting an effect of bezisterim on neuroinflammatory pathways.

Secondary and exploratory endpoints evaluated motor and non-motor clinical outcomes, biomarkers of neurodegeneration, and safety and tolerability. The majority of patients treated with bezisterim showed improvement on the Early Parkinson’s Neuro-Inflammatory Composite 15(EPNIC-15), a composite endpoint encompassing 15 clinically relevant motor and non-motor measures of PD. In contrast, patients receiving placebo showed a change in the opposite direction (bezisterim = -0.04, placebo = +0.18, Cohen’s d = -0.94, nominal p=0.0006). EPNIC-15 aligns clinical outcome measurements from UPDRS Parts I, II, and III, as well as PDSS-2 (sleep) with bezisterim’s proposed mechanism of action providing a sensitive tool to evaluate anti-inflammatory treatment effects in early PD.

Bezisterim treatment was also associated with improvements across a range of neurodegeneration biomarkers from mid-study (week 4) to end-of-study (week 12), including neurofilament light chain (NfL), glial fibrillary acidic protein (GFAP), ubiquitin carboxyl-terminal hydrolase L1(UCHL1), BN02, and microtubule-associated protein tau (MAPT). These biomarker observations are exploratory in nature, and bezisterim’s potential to influence underlying disease progression will require confirmation in future clinical trials.

Bezisterim was well tolerated and demonstrated a safety profile comparable to placebo. The incidence of adverse events was similar between treatment groups (39.3% with bezisterim vs. 51.7% with placebo), with no severe or serious adverse events and only one treatment-related adverse event reported in each group. Most adverse events were mild in severity, while patients receiving placebo experienced a higher number of total adverse events and a greater proportion of moderate adverse events than those treated with bezisterim.

All p-values reported in these results are nominal and unadjusted for multiplicity, consistent with the exploratory, signal-finding objectives of this Phase 2 study. The FDA has not validated the biomarker endpoints used in this trial as surrogate endpoints for PD. These results are preliminary and based on a small patient population studied over a limited duration; results observed in this study may not be replicated in larger or longer-duration trials. We intend to use these results to inform the design of a potentially pivotal Phase 3 registrational trial of bezisterim in PD.

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

In April 2024, the Company was awarded a clinical trial grant of $13.1 million from the U.S. Department of War (“DOW”), formerly known as the Department of Defense, awarded through the Peer Reviewed Medical Research Program of the Congressionally Directed Medical Research Programs. In August 2024, the U.S. Army Medical Research and Development Command, Office of Human Research Oversight (“OHRO”) approved the Company’s plan to evaluate bezisterim for the treatment of neurological symptoms that are associated with long COVID and the FDA authorized our Investigational New Drug (“IND”) application for bezisterim allowing the Company to study a novel, anti-inflammatory approach for the treatment of the debilitating neurocognitive symptoms associated with long COVID. The Phase 2 ADDRESS-LC study is a randomized (1:1), placebo-controlled, multicenter trial evaluating the efficacy, safety and tolerability of bezisterim in adult participants with long COVID who have cognitive impairment sequelae and fatigue. The trial commenced in May 2025 and completed enrollment in May 2026. The Company currently expects to report topline results in late summer of 2026.

Alzheimer’s Disease

In AD, BioVie has conducted both Phase 2 and Phase 3 trials. Preliminary data from these trials suggest improvements in cognition and biomarkers, supporting further trials to evaluate its potential as a therapy for the six million Americans living with AD.

Results of a Phase 2 investigator-initiated trial (NCT05227820) showing bezisterim treated patients experienced improved cognition and biomarker levels were presented at the Clinical Trials on Alzheimer’s Disease (CTAD) annual conference in December 2022.

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

After receiving guidance from the FDA regarding the design of Phase 3 clinical testing of BIV201 for the treatment of patients with cirrhosis and ascites, the Company is currently finalizing the protocol design for the Phase 3 study of BIV201 with a focus on demonstrating clinical benefit through a composite primary endpoint of complications and disease progression in patients with cirrhosis and ascites who have recently recovered from acute kidney injury (“AKI”). Ascites is a common complication of advanced liver cirrhosis involving the accumulation of large volumes of fluid in the abdomen, often exceeding five liters, due to liver and kidney dysfunction. BIV201 is administered in a continuous infusion of terlipressin as a patent-pending liquid formulation with patents issued in the U.S., China, Japan, Chile, Australia, Mexico and India to date. Terlipressin is used in over 40 countries to treat complications of liver cirrhosis, including Type 1 hepatorenal syndrome and bleeding esophageal varices, and was approved in the U.S. in 2022 to improve kidney function in adults with hepatorenal syndrome experiencing a rapid reduction in kidney function; it is not currently approved in Japan.

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

Our proprietary novel liquid formulation of terlipressin is designed to improve convenience for outpatient administration and avoid potential formulation errors when pharmacists reconstitute the current powder version of terlipressin. To date, analytical testing results have confirmed room temperature stability of the prefilled syringe in storage for up to two years. Room temperature storage presents a key product differentiation versus terlipressin products in countries where the drug is approved. To the best of the Company’s knowledge, all other terlipressin products sold globally must be stored under refrigeration and there is no prefilled syringe format of terlipressin available for treating patients in these countries. BioVie has also filed a PCT application covering our novel liquid formulations of terlipressin (international patent application PCT/US2020/034269, published as WO2020/237170) and to date patents have been granted in the U.S. (Patent No. 12,156,898), India (Patent No. 540813), Chile (Patent No. 68965), China (Patent No. ZL 202080050758.X), Australia (Patent No. 2020279395), Mexico (Patent No. 432332) and Japan (Patent No. 7579811).

We believe BIV201 (continuous infusion terlipressin) has the potential to benefit thousands of patients suffering from life-threatening complications of liver cirrhosis due to hepatitis, nonalcoholic steatohepatitis, and alcoholism. The FDA has granted Fast-Track status and Orphan Drug designation for ascites (due to all etiologies except cancer), which is the most common complication related to liver cirrhosis and represents a significant unmet medical need. Patients with cirrhosis and ascites account for an estimated 116,000 U.S. hospital discharges annually, with frequent early readmissions. In an analysis of the 2018 HCUP Nationwide Readmissions Database patients hospitalized with cirrhosis, ascites and paracentesis had an average length of stay of 8.0 days and average hospital charges of $89,136 per admission. This translates into a total potentially addressable ascites market size for BIV201 therapy exceeding $650 million based on Company estimates. The FDA has never approved any drug specifically for treating ascites. After receiving guidance from the FDA in 2023 and again in 2025, the Company is currently finalizing the protocol design for a Phase 3 study of BIV201 with a focus on demonstrating clinical benefit through a composite primary endpoint of complications and disease progression in patients with cirrhosis and ascites who have recently recovered from AKI.

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

Intellectual Property

BIV201

BioVie relies on a combination of patent, trade secret, other intellectual property laws (such as FDA data exclusivity), nondisclosure agreements, and other measures to protect our proposed products with layered strategy. We require our employees, consultants, and advisors to execute confidentiality agreements and to agree to disclose and assign to us all inventions conceived during the workday, using our property, or which relate to our business. Despite any measures taken to protect our intellectual property (IP), unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary.

Neither we nor any other company has composition of matter patent protection for terlipressin since, as a chemical compound, it is in the public domain and no longer under a patent. We filed a PCT application covering our novel liquid formulations of terlipressin (international patent application PCT/US2020/034269, published as WO2020/237170) and are seeking patent protection in the U.S., Europe, China, Japan and other jurisdictions. To date patents have been granted in the U.S. (Patent No. 12,156,898), India (Patent No. 540813), Chile (Patent No. 68965), China (Patent No. ZL 202080050758.X), Japan (Patent No. 7579811), Australia (Patent No. 2020279395) and Mexico (Patent No. 432332). Also, we own U.S. Patent Nos. 11,364,277 and 12,685,756, and European Patent No. EP3347032, which are directed to various methods of treating ascites with BIV201, and we are pursuing additional patent coverage in the U.S., Japan, Europe, China and others. The patents and pending patent applications and their projected expiration dates are provided below.

Patent Family	Country	Application Number	Status / Patent Number	Expiration Date	Expected Expiration Date
Formulation	Australia	2020279395	2020279395	5/22/2040
	Brazil	BR112021023274-5	Published		5/22/2040
	Canada	3,141,488	Pending		5/22/2040
	Chile	202103065	68965	5/22/2040
	China	202080050758.X	ZL 202080050758.X	5/21/2040
	European Patent	20809710.5	Published		5/22/2040
	Hong Kong	62022061386.8	Published		5/22/2040
	India	202117054216	540813	5/22/2040
	Japan	2021-569344	7579811	5/22/2040
	Korea, Republic of (KR)	10-2021-7041832	Pending		5/22/2040
	Mexico	MX/a/2021/014310	432332	5/22/2040
	United States of America	17/611,478	12,156,898	4/22/2041
	United States of America	18/949,355	Published		5/22/2040
Treatment of Ascites	United States of America	16/379,446	11,364,277	6/30/2036
	European Patent	16818751.6	3347032	6/30/2036
	Japan	2025-107051	Pending		6/30/2036
	United States of America	19/236,445	Published		6/30/2036
	China	202510468211.6	Published		6/30/2036
	European Patent	23212473.5	Published		6/30/2036
	United States of America	18/105,293	12,685,756	3/3/2043
	United States of America	19/710,871	Pending		3/3/2043
	Canada	3,250,619	Pending		3/3/2043
	Europe	23750193.7	Published		3/3/2043
	Japan	2024-546209	Published		3/3/2043
	Korea	10-2024-7025858	Pending		3/3/2043
	Mexico	MX/a/2024/009566	Pending		3/3/2043

BIV201 was awarded Orphan Drug Designations in the U.S. for the treatment of hepatorenal syndrome on November 21, 2018 and treatment of ascites due to all etiologies except cancer on September 8, 2016. If a drug receives Orphan Drug Designation and subsequently gains FDA approval for the designated rare disease, it earns seven years of market exclusivity in the U.S. (10 years in the EU). During this period, the FDA cannot approve another application for the same drug for the same indication, except under limited circumstances. This exclusivity is independent of patents, meaning even if a patent expires, orphan exclusivity can still block competitors.

Bezisterim (NE3107) and related compounds

As of July 31, 2026, we have twelve (12) issued U.S. patents, seven (7) pending U.S. patent applications, three (3) pending U.S. PCT applications, four (4) issued foreign patents, and nine (9) pending foreign patent applications directed to protecting NE3107 and related compounds and methods of making and using thereof. The U.S. patents and pending patent applications and their projected expiration dates are provided below.

Title	Patent Application Number	Patent Number		Projected Expiration Date
Solid State Forms of a Pharmaceutical	12/418,559	8,252,947	*	4/18/2030
Crystalline Anhydrate Forms of a Pharmaceutical	14/459,528	9,555,046		4/3/2029
Crystalline Solvate Forms of a Pharmaceutical	15/348,107 16/598,694 17/240,728	9,850,271 10,995,112 pending		4/3/2029 4/3/2029 -
Treatment Methods Using Pharmaceutical Solid State Forms	14/459,493	9,877,972		4/3/2029
Pharmaceutical Solid State Forms	12/370,510	8,518,922		9/24/2031
Methods of Preparing Pharmaceutical Solid State Forms	13/919,593	9,314,471		6/28/2029
Steroid Tetrol Solid State Forms	12/272,767	8,486,926		1/10/2030
Drug Identification and Treatment Method	11/941,936	8,354,396		7/7/2031
Methods for Preparing 17-Alkynyl-7-Hydroxy Steroids and Related Compounds	12/479626	8309746		11/02/2030
Methods for Preparing 17-Alkynyl-7-Hydroxy Steroids and Related Compounds-2	13/664,304	9,163,059		6/5/2029
Method for Preparing Substituted 3,7-Dihydroxy Steroids	14/886,738	9,994,608		6/5/2029
Compositions for Treatment of Neurodegenerative Conditions	18/511,027	pending		-
Methods of Treating Long COVID	19/742590	pending		-
Methods for the Treatment of Biological Aging	19/190210	pending
Methods for the Treatment of Mild Cognitive Impairment	19/055380	pending		-
Assay and Methods for Drug Discovery	19/265505	pending		-
Bezisterim-Associated Anti-Inflammatory Epigenetic Modulation of Age Acceleration and Alzheimer’s Disease Genes	63/903509	pending		-

*	Foreign counterparts issued in Australia, Canada, Europe and South Korea projected to expire 4/3/2029.

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

United States Drug Development Process

In the United States, the FDA regulates the development of drugs and biologic products under the FDCA and the Public Health Services Act ("PHSA"), respectively. Drugs, biologics and medical devices are also subject to other federal, state and local statutes and regulations.

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

The process required by the FDA before a drug or biological product may be marketed in the United States generally involves the following:

•	Completion of preclinical laboratory tests, animal studies and formulation studies according to Good Laboratory Practices or other applicable regulations;
•	Submission to the FDA of an IND application, which must become effective before human clinical trials may begin;
•	Performance of adequate and well-controlled human clinical trials according to the FDA’s GCPs, to establish the safety and efficacy of the proposed drug or biologic for its intended use;
•	Submission to the FDA of an NDA, for a new drug product, or a BLA, for a new biological product;
•	Satisfactory completion of FDA inspection of the manufacturing facility or facilities where the drug or biologic is to be produced to assess compliance with the FDA’s current good manufacturing practice standards, or cGMP, to assure that the facilities, methods and controls are adequate to preserve the drug’s or biologic’s identity, strength, quality and purity;
•	Potential FDA inspections of the nonclinical and clinical trial sites that generated the data in support of the NDA or BLA; and
•	FDA review and approval of the NDA or BLA.

The lengthy process of seeking required approvals and the continuing need for compliance with applicable statutes and regulations require the expenditure of substantial resources. There can be no certainty that approvals will be granted.

Clinical trials involve the administration of the drug or biological candidate to healthy volunteers or patients having the disease being studied under the supervision of qualified investigators, generally physicians not employed by or under the trial sponsor’s control. Clinical trials are conducted under protocols detailing, among other things, the objectives of the clinical trial, dosing procedures, subject inclusion and exclusion criteria, and the parameters to be used to monitor subject safety. Each protocol must be submitted to the FDA as part of the IND. Clinical trials must be conducted in accordance with the FDA’s cGCP requirements. Further, each clinical trial must be reviewed and approved by an IRB, at or servicing each institution at which the clinical trial will be conducted. An IRB is charged with protecting the welfare and rights of trial participants and considers such items as whether the risks to individuals participating in the clinical trials are minimized and are reasonable in relation to anticipated benefits. The IRB also approves the informed consent form that must be provided to each clinical trial subject or his or her legal representative and must monitor the clinical trial until it is completed.

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

If a product that has Orphan designation subsequently receives the first FDA approval for the disease or condition for which it has such designation, the product is entitled to orphan product exclusivity, which means that the FDA may not approve any other applications to market the same drug or biological product for the same indication for seven years, except in limited circumstances, such as a showing of clinical superiority to the product with orphan exclusivity. Competitors, however, may receive approval of different products for the indication for which the Orphan product has exclusivity or obtain approval for the same product but for a different indication for which the Orphan product has exclusivity. Orphan product exclusivity also could block the approval of one of our products for seven years if a competitor obtains approval of the same drug or biological product as defined by the FDA or if our drug or biological candidate is determined to be contained within the competitor’s product for the same indication or disease. If a drug or biological product designated as an orphan product receives marketing approval for an indication broader than what is designated, it may not be entitled to orphan product exclusivity. Orphan Drug status in the EU has similar but not identical benefits in the EU.

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

Employees

Our business is managed by our officers who consist of Mr. Cuong Do, Chief Executive Officer & President; Dr. Joseph M Palumbo, Executive Vice President - Chief Medical Officer; and Wendy Kim, Chief Financial Officer and Corporate Secretary. These individuals devote their full-time efforts to Company activities. The Company has 13 employees which are all full time. We also rely on a team of highly experienced scientific, medical, and regulatory consultants to conduct product development activities.

Available Information

We maintain a website at www.bioviepharma.com. Information on our website is not incorporated by reference into this report and does not constitute a part of this report. We make available, free of charge, on our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. These reports are also available at the SEC’s website at www.sec.gov.

ITEM 1A.	RISK FACTORS

Our business, financial condition, operating results and prospects are subject to the following risks. Additional risks and uncertainties not presently foreseeable to us may also impair our business operations. If any of the following risks or the risks described elsewhere in this report actually occur, our business, financial condition or operating results could be materially adversely affected. In such case, the trading price of our Class A Common Stock, par value $0.0001 (“Common Stock”) could decline, and our stockholders may lose all or part of their investment.

Risk Factor Summary

Our business operations are subject to numerous risks, factors and uncertainties, including those outside of our control, which could cause our actual results to be harmed, including risks regarding the following:

Risks Relating to Our Business and Industry

•	If our third party contractors do not successfully carry out their contractual duties or meet expected deadlines or do not successfully perform and comply with regulatory requirements, we may not be able to obtain regulatory approval of or commercialize our product candidates.
•	Successful development of biopharmaceuticals is highly uncertain and is dependent on numerous factors, many of which are beyond our control.
•	The concentration of our assets within a certain financial institution could have a material adverse effect on its business, financial condition and results of operations.
•	We are currently subject to securities class action litigation and may be subject to similar or other litigation in the future, which may have a material adverse effect on our business.
•	We have no products approved for commercial sale, have never generated any revenues, and may never achieve revenues or profitability, which could cause us to cease operations.
•	We are a development stage company with a limited operating history, making it difficult for you to evaluate our business and your investment.
•	If the FDA or comparable foreign regulatory authorities approve generic versions of any of our product candidates that receive marketing approval, or such authorities do not grant our products sufficient, or any, periods of exclusivity before approving generic versions of our products, the sales of our products could be adversely affected.
•	If we fail to obtain or maintain Orphan Drug exclusivity for BIV201, we will have to rely on other potential marketing exclusivity and on our intellectual property rights.
•	We will need to raise substantial additional capital in the future to fund our operations, which could have a materially adverse effect on our business.
•	We have limited experience in drug development and may not be able to successfully develop any drugs, which would cause us to cease operations.
•	Development of pharmaceutical products is a time-consuming process, subject to a number of risks, many of which are outside of our control.

•	We may expend our limited resources to pursue a particular drug candidate or indication and fail to capitalize on drug candidates or indications that may be more profitable or for which there is a greater likelihood of success.
•	We have no manufacturing experience, and the failure to comply with all applicable manufacturing regulations and requirements could have a materially adverse effect on our business.
•	We do not currently have the sales and marketing personnel necessary to sell products, and the failure to hire and retain such staff could have a materially adverse effect on our business.
•	Even if we were to successfully develop approvable drugs, we will not be able to sell these drugs if we or our third-party manufacturers fail to comply with manufacturing regulations.
•	We must comply with significant and complex government regulations, compliance with which may delay or prevent the commercialization of our product candidates.
•	The loss or unavailability of our management could put us at a competitive disadvantage.
•	We may not be able to attract and retain highly skilled personnel.
•	We may be unable to compete with enterprises in the highly competitive biotechnology and biopharmaceutical industries and those equipped with more substantial resources than us.
•	There may be conflicts of interest among our officers, directors and stockholders.
•	We indemnify our officers and directors against liability to us and our security holders, and such indemnification could increase our operating costs.

Risks Relating to Our Intellectual Property

•	We may be unable to obtain or protect intellectual property rights relating to our product candidates.
•	If we fail to comply with our obligations in the licensing and collaboration agreements, our competitive position, business, financial condition, results of operations and prospects could be harmed.
•	Compliance with federal regulations such as “march-in” rights may limit our exclusive rights and our ability to contract with non-U.S. manufacturers.
•	Patent terms may be inadequate to establish our competitive position on our drug candidates for an adequate amount of time.
•	We may not be able to protect our intellectual property rights throughout the world.
•	Changes in patent law could diminish the value of our patents and impair our ability to protect our drug candidate.
•	We may become involved in lawsuits to protect or enforce our patents or other intellectual property, which could be expensive, time-consuming and unsuccessful, and our patents could be found invalid or unenforceable.
•	Our failure to identify relevant third-party patents or correctly interpret the relevance, scope or expiration of patents, we may be subject to infringement claims or may not be able to develop our drug candidates.
•	Third parties may initiate legal proceedings alleging that we are infringing, misappropriating or otherwise violating their intellectual property rights.
•	We may be subject to claims by third parties asserting that we or our employees have infringed, misappropriated or otherwise violated their intellectual property rights, or claiming ownership of what we regard as our own intellectual property.
•	We may be subject to claims challenging the inventorship of our patents and other intellectual property.
•	Intellectual property rights do not necessarily address all potential threats.
•	Intellectual property litigation may lead to unfavorable publicity that harms our reputation and causes the market price of shares of our Common Stock to decline.

Risks Relating to Our Common Stock

•	Our stock price is and may continue to be volatile and you may not be able to resell our Common Stock at or above the price you paid.
•	You may experience future dilution as a result of future equity offerings or if we issue shares subject to options, warrants, stock awards or other arrangements.
•	The market price and trading volume of our Common Stock may be volatile.
•	Any failure to maintain effective internal control over financial reporting could harm us.
•	Limited trading market for our Common Stock could make it difficult to liquidate an investment.
•	The lack of public company experience of our management team could negatively affect our business.
•	Investors may be less attracted to our Common Stock because we are a smaller reporting company.

•	Additional audit and legal costs associated with periodic reporting requirements of the Exchange Act will negatively affect our ability to earn a profit.
•	Because we do not intend to pay any cash dividends on our Common Stock, our stockholders will not be able to receive a return on their shares unless they sell them.
•	We are authorized to issue “blank check” preferred stock without stockholder approval, which could adversely impact the rights of holders of our securities.
•	Provisions in our Articles of Incorporation, our Bylaws, and Nevada law might discourage, delay or prevent a change in control of our company or changes in our management and, therefore, depress the trading price of our Common Stock.

Risks Relating to Our Business and Industry

We rely and will continue to rely on third parties to conduct our clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines or do not successfully perform and comply with regulatory requirements, we may not be able to obtain regulatory approval of or commercialize our product candidates.

We depend, and will continue to depend, on third parties, including, but not limited to, contract research organizations (“CROs”), clinical trial sites and clinical trial principal investigators, contract laboratories, independent institutional review boards (“IRBs”), manufacturers, suppliers, and other third parties to conduct our clinical trials, including those for our drug candidates bezisterim (NE3107) and BIV201. We rely heavily on these third parties over the course of our clinical trials, and we control only certain aspects of their activities. Nevertheless, we retain ultimate responsibility for ensuring that each of our studies is conducted in accordance with the protocol and applicable legal, regulatory, and scientific standards and regulations, and our reliance on third parties does not relieve us of our regulatory responsibilities. We and these third parties are required to comply with cGCPs, which are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities for the conduct of clinical trials on product candidates in clinical development. Regulatory authorities enforce cGCPs through periodic inspections and for-cause inspections of clinical trial principal investigators and trial sites. If, due to the failure of either us or a third party, a clinical trial fails to comply with applicable cGCPs, FDA’s IND requirements, other applicable regulatory requirements, or requirements set forth in the applicable IRB-approved protocol, we may be required to conduct additional clinical trials to support our marketing applications, which would delay the regulatory approval process. For example, our drug product candidate bezisterim (NE3107) was cleared by FDA for use in a Phase 3, randomized, double blind, placebo controlled, parallel group, multicenter study in subjects who have mild to moderate AD. Enrollment in that trial began in August 2021, with a planned primary completion in late 2022/early 2023. On November 29, 2023, we announced topline efficacy data from its Phase 3 clinical trial (NCT04669028) of bezisterim (NE3107) in the treatment of mild to moderate AD. Upon trial completion, as we began the process of analyzing the trial data, we found significant deviations from the protocol and cGCP violations at 15 study sites (virtually all of which were from one geographic area). This highly unusual level of suspected improprieties led us to exclude all patients from these sites. We subsequently notified FDA’s OSI of such significant deviations from study protocol, the suspected improprieties, and the study sites involved. The identification of significant deviations from study protocol and numerous GCP violations at multiple study sites raised questions regarding the validity and robustness of data from these study sites. The unplanned exclusion of so many patients left the trial underpowered for its primary endpoints. However, based on the remaining dataset from those other sites determined to be in compliance with the protocol and GCP’s, a preliminary signal of efficacy was detected.

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

As of June 30, 2026, we had cash deposited in a certain financial institution in excess of federally insured levels. We regularly monitor the financial stability of these financial institutions and believes that it is not exposed to any significant credit risk in cash and cash equivalents. Bank failures, events involving limited liquidity, defaults, non-performance, or other adverse developments that affect financial institutions, or concerns or rumors about such events, may lead to liquidity constraints. In 2023, certain U.S. government banking regulators took steps to intervene in the operations of certain financial institutions due to liquidity concerns, which caused general heightened uncertainties in financial markets. While previous bank failures have not had a material direct impact on our operations, if further liquidity and financial stability concerns arise with respect to banks and financial institutions, either nationally or in specific regions, our ability to access cash or enter into new financing arrangements may be threatened, which could have a material adverse effect on its business, financial condition and results of operations.

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

We are, and may in the future become, subject to various legal proceedings and claims that arise in or outside the ordinary course of business. For example, on January 19, 2024, a purported securities class action complaint, captioned Eric Olmstead v. BioVie Inc. et al., No. 3:24-cv-00035, was filed in the U.S. District Court for the District of Nevada, naming us and certain of our officers as defendants. On February 22, 2024, a second, related putative securities class action was filed in the same court asserting similar claims against the same defendants, captioned Way v. BioVie Inc. et al., No. 2:24-cv-00361. On April 15, 2024, the court consolidated these two actions under the caption In re BioVie Inc. Securities Litigation, No. 3:24-cv-00035 (the "Securities Class Action"), appointed the lead plaintiff, and approved selection of the lead counsel. On June 21, 2024, the lead plaintiff filed an amended complaint, alleging that the defendants made material misrepresentations and/or omissions of material fact relating to our business, operations, compliance, and prospects, including information related to the NM101 Phase 3 study and trial of bezisterim (NE3107) in mild to moderate probable AD, in violation of Sections 10(b) and 20(a) of the Exchange Act, and Rule 10b-5 promulgated thereunder. The class action is on behalf of purchasers of our securities during the period from December 7, 2022 through November 28, 2023 and seeks unspecified monetary damages on behalf of the putative class and an award of costs and expenses, including attorney’s fees. The defendants filed a motion to dismiss the amended complaint on August 21, 2024, and on March 27, 2025, the court denied that motion. The parties are now engaged in fact discovery. On February 13, 2026, the plaintiffs filed a motion for class certification and a motion for leave to file a second amended complaint. Defendants opposed the motion for leave to amend. On June 5, 2026, the court granted the plaintiffs’ motion for leave to amend, and the same day the plaintiffs filed their Second Amended Complaint. On June 15, 2026, the defendants filed a Notice of Non-Opposition and Reservation of Rights in response to the motion for class certification, and on June 18, 2026, the Court granted the plaintiffs’ motion and certified the class subject to the defendants’ reservation of rights. The defendants answered the Second Amended Complaint on June 22, 2026. The Company believes that the claims are without merit and intends to defend vigorously against them, but there can be no assurances as to the outcome.

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

Although we have insurance coverage that we believe applies to these actions, the coverage is subject to a $2 million deductible. That means that we are responsible for the first $2 million of loss arising from these actions, which includes both defense costs and damages, before any insurance coverage applies. Furthermore, our insurance coverage may be insufficient, and our assets may be insufficient to cover any amounts that exceed our insurance coverage, and we may have to pay damage awards or otherwise may enter into a settlement arrangement in connection with such claims. A decision adverse to our interests in the pending lawsuits, or in similar or related litigation, could result in the payment of substantial damages, or possibly fines, and could have a material adverse effect on our business, our stock price, cash flow, results of operations and financial condition. We have not established any reserve for any potential liability relating to the pending lawsuits or any potential future lawsuits. Any such payments or settlement arrangements in current or future litigation could have a material adverse effect on our business, operating results or financial condition. In addition, such lawsuits may make it more difficult to finance our operations and affect our ability to make payments for damages.

We have no products approved for commercial sale, have never generated any revenues and may never achieve revenues or profitability, which could cause us to cease operations.

We have no products approved for commercial sale and, to date, we have not generated any revenue. Our ability to generate revenue depends heavily on (a) successful completion of one or more development programs demonstrating in human clinical trials that BIV201 and bezisterim (NE3107), our product candidates, are safe and effective; (b) our ability to seek and obtain regulatory approvals, including, without limitation, with respect to the indications we are seeking; (c) successful commercialization of our product candidates; and (d) market acceptance of our products. There are no assurances that we will achieve any of the foregoing objectives. Furthermore, our product candidates are in the development stage, and have not been fully evaluated in human clinical trials. If we do not successfully develop and commercialize our product candidates we will not achieve revenues or profitability in the foreseeable future, if at all. If we are unable to generate revenues or achieve profitability, we may be unable to continue our operations.

We are a development stage company with a limited operating history, making it difficult for you to evaluate our business and your investment.

Although the Company was incorporated on April 10, 2013, we are a development stage biopharmaceutical company with potential therapies that have not been fully evaluated in clinical trials, and our operations are subject to all of the risks inherent in the establishment of a new business enterprise, including but not limited to the absence of an operating history, the lack of commercialized products, insufficient capital, expected substantial and continual losses for the foreseeable future, limited experience in dealing with regulatory issues, the lack of manufacturing experience and limited marketing experience, possible reliance on third parties for the development and commercialization of our proposed products, a competitive environment characterized by numerous, well-established and well capitalized competitors and reliance on key personnel.

Since inception, we have not established any revenues or operations that would provide financial stability in the long term, and there can be no assurance that we will realize our plans on our projected timetable in order to reach sustainable or profitable operations.

Investors are subject to all the risks incident to the creation and development of a new business and each investor should be prepared to withstand a complete loss of his, her or its investment. Furthermore, the accompanying financial statements have been prepared assuming that we will continue as a going concern. We have not emerged from the development stage, and may be unable to raise further equity. These factors raise substantial doubt about our ability to continue as a going concern. The financial statements included elsewhere in this report do not include any adjustments that might result from the outcome of this uncertainty.

Because we are subject to these risks, you may have a difficult time evaluating our business and your investment in the Company. Our ability to become profitable depends primarily on our ability to develop drugs, to obtain approval for such drugs, and if approved, to successfully commercialize our drugs, our R&D efforts, including the timing and cost of clinical trials; and our ability to enter into favorable alliances with third-parties who can provide substantial capabilities in clinical development, regulatory affairs, sales, marketing and distribution.

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

Once a New Drug Application (“NDA”) is approved, the product covered thereby becomes a “reference listed drug” (“RLD”), in the FDA’s publication, “Approved Drug Products with Therapeutic Equivalence Evaluations,” commonly known as the Orange Book. Other manufacturers may seek approval of generic versions of reference listed drugs through submission of abbreviated new drug applications (“ANDAs”) in the United States. In support of an ANDA, a generic manufacturer need not conduct clinical trials. Rather, the applicant generally must show that its product has the same active ingredient(s), dosage form, strength, route of administration and conditions of use or labeling as the reference listed drug and that the generic version is bioequivalent to the reference listed drug, meaning it is absorbed in the body at the same rate and to the same extent as the RLD. Generic products may be significantly less costly to bring to market than the reference listed drug and companies that produce generic products are generally able to offer them at lower prices. Moreover, generic versions of RLDs are often automatically substituted for the RLD by pharmacies when dispensing a prescription written for the RLD. Thus, following the introduction of a generic drug, a significant percentage of the sales of any branded product or reference listed drug is typically lost to the generic product.

The FDA may not approve an ANDA for a generic product until any applicable period of non-patent exclusivity for the reference listed drug has expired. The Federal Food, Drug and Cosmetic Act (“FDCA”) provides a period of five years of non-patent exclusivity for a new drug containing a new chemical entity (“NCE”). An NCE is an active ingredient that has not previously been approved by FDA in any other NDA. Specifically, in cases where such exclusivity has been granted, an ANDA may not be submitted to the FDA until the expiration of five years unless the submission is accompanied by a Paragraph IV certification that a patent covering the reference listed drug is either invalid or will not be infringed by the generic product, in which case the applicant may submit its application four years following approval of the reference listed drug. If an ANDA is submitted to FDA with a Paragraph IV Certification, the generic applicant must also provide a “Paragraph IV Notification” to the holder of the NDA for the RLD and to the owner of the listed patent(s) being challenged by the ANDA applicant, providing a detailed written statement of the basis for the ANDA applicant’s position that the relevant patent(s) is invalid or would not be infringed. If the patent owner brings a patent infringement lawsuit against the ANDA applicant within 45 days of the Paragraph IV Notification, FDA approval of the ANDA will be automatically stayed for 30 months, or until 7-1/2 years after the NDA approval if the generic application was filed between 4 years and 5 years after the NDA approval. Any such stay will be terminated earlier if the court rules that the patent is invalid or would not be infringed.

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

We have obtained Orphan Drug Designation for BIV201 (terlipressin) in the U.S. for the treatment of HRS on November 21, 2018 and treatment of ascites due to all etiologies except cancer on September 8, 2016. Under the Orphan Drug Act, the FDA may designate a product as an Orphan Drug if it is a drug intended to treat a rare disease or condition, defined, in part, as a patient population of fewer than 200,000 in the U.S. In the European Union (“EU”), Orphan Drug designation may be granted to drugs intended to treat, diagnose or prevent a life-threatening or chronically debilitating disease having a prevalence of no more than five in 10,000 people in the EU, and which meet other specified criteria. The company that first obtains FDA approval for a designated Orphan Drug for the associated rare disease may receive a seven-year period of marketing exclusivity during which time FDA may not approve another application for the same drug for the same orphan disease or condition. Orphan Drug Exclusivity does not prevent FDA approval of another application for the same drug for a different disease or condition, or of an application for a different drug for the same rare disease or condition. Orphan Drug exclusive marketing rights may be lost under several circumstances, including a later determination by the FDA that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug. Similar regulations are available in the EU with a ten-year period of market exclusivity.

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

In addition, other companies have received Orphan Drug designations for terlipressin. Mallinckrodt Hospital Products IP Limited received Orphan Drug designation in 2004 for terlipressin for the treatment of Hepatorenal Syndrome (HRS). Mallinckrodt has already gained FDA approval for its product, lyophilized terlipressin acetate for bolus intravenous administration for the treatment of HRS Type 1 in September 2022. PharmaIN Corporation received Orphan Drug Designation in 2012 for PGC-C12E-terlipressin for treatment of ascites due to all etiologies except cancer. In addition, Ferring Pharmaceuticals Inc. received Orphan Drug designation in 1986 for terlipressin for the treatment of bleeding esophageal varices. If one of those or any other company with Orphan Drug Designation for the same drug as ours for the same proposed disease or condition receives FDA approval and Orphan Drug Exclusivity before our product is approved, approval of our drug(s) for the orphan indication may be blocked for seven years by the other company’s Orphan Exclusivity and they may obtain a competitive advantage even after the exclusivity period expires associated with being the first to market.

We will need to raise substantial additional capital in the future to fund our operations and we may be unable to raise such funds when needed and on acceptable terms, which could have a materially adverse effect on our business.

Developing biopharmaceutical products, including conducting pre-clinical studies and clinical trials and establishing manufacturing capabilities, requires substantial funding. Additional financing will be required to fund the R&D of our product candidates. We have not generated any product revenues, and do not expect to generate any revenues until, and only if, we develop, and receive approval to sell our product candidates from the FDA and other regulatory authorities for our product candidates.

We may not have the resources to complete the development and commercialization of any of our proposed product candidates. We will require additional financing to further the clinical development of our product candidates. In the event that we cannot obtain the required financing, we will be unable to complete the development necessary to file an NDA with the FDA for BIV201 or bezisterim (NE3107). This will delay or require termination of R&D programs, preclinical studies and clinical trials, material characterization studies, regulatory processes, the establishment of our own laboratory or a search for third party marketing partners to market our products for us, which could have a materially adverse effect on our business.

The amount of capital we may need will depend on many factors, including the progress, timing and scope of our R&D programs, the progress, timing and scope of our preclinical studies and clinical trials, the time and cost necessary to obtain regulatory approvals, the time and cost necessary to establish our own marketing capabilities or to seek marketing partners, the time and cost necessary to respond to technological and market developments, changes made or new developments in our existing collaborative, licensing and other commercial relationships, and new collaborative, licensing and other commercial relationships that we may establish.

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

Development and extensive testing will be required to determine the technical feasibility and commercial viability of BIV201 and bezisterim (NE3107). Our success will depend on our ability to achieve scientific and technological advances and to translate such advances into reliable, commercially competitive drugs on a timely basis. Drugs that we may develop are not likely to be commercially available, at a minimum, for several years, if ever. Our drug product candidate, BIV201 (continuous infusion terlipressin), was cleared by the FDA to undergo testing in a mid-stage (Phase 2b) clinical trial for the treatment of refractory ascites due to cirrhosis. On June 24, 2021, we announced that the first patient has been enrolled in this study. In March 2023, the open-label trial was stopped after 15 of the planned 30 patients were enrolled, and an evaluation of those completed patients assessed. Encouraging data from these patients appeared to show that treatment with BIV201 plus SOC resulted in a reduction in ascites fluid accumulation during treatment versus pre-treatment. In June 2023 and December 2024, we requested and subsequently received guidance from the FDA regarding the design and endpoints for definitive clinical testing of BIV201 for the treatment of chronic liver cirrhosis. We are currently finalizing the protocol design for the Phase 3 study of BIV201 with a focus on demonstrating clinical benefit through a composite primary endpoint of complications and disease progression in patients with cirrhosis and ascites who have recently recovered from AKI.

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

Because we have limited human capital and financial resources, we focus on research programs and drug candidates that we identify for specific indications. As a result, we may forego or delay pursuit of opportunities with other drug candidates or for other indications that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial drugs or profitable market opportunities. Our spending on current and future R&D programs and drug candidates for specific indications may not yield any commercially viable drugs. If we do not accurately evaluate the commercial potential or target market for a particular drug candidate, we may relinquish valuable rights to that drug candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such drug candidate.

At any time and for any reason, we may determine that one or more of our discovery programs or preclinical or clinical drug candidates or programs does not have sufficient potential to warrant the allocation of resources toward such program or drug candidate. Accordingly, we may choose not to develop a potential drug candidate or elect to suspend, deprioritize or terminate one or more of our discovery programs or preclinical or clinical drug candidates or programs. For example, BIV201 has received Orphan Drug designation for Ascites and HRS. On June 23, 2021, we announced that FDA had provided guidance on our planned Phase 3 clinical trial of BIV201 in Ascites and have since reached agreement on the key elements of the trial design. Thereafter, we deprioritized the program due to funding. Mallinckrodt gained FDA approval for its product, lyophilized terlipressin acetate for bolus intravenous administration for the treatment of hepatorenal syndrome Type 1 in September 2022. When we suspend, deprioritize or terminate a program or drug candidate in which we have invested significant resources, we will have expended resources on a program that will not provide a full return on our investment and may have missed the opportunity to have allocated those resources to potentially more productive uses, including existing or future programs or drug candidates.

We have no manufacturing experience, and the failure to comply with all applicable manufacturing regulations and requirements could have a materially adverse effect on our business.

We have never manufactured products in the highly regulated environment of pharmaceutical manufacturing, and our team has limited experience in the manufacture of drug therapies. There are numerous regulations and requirements that must be maintained to obtain licensure and permitting required prior to the commencement of manufacturing, as well as additional requirements to continue manufacturing pharmaceutical products. We currently do not own or lease facilities that could be used to manufacture any products that might be developed by us, and have contracted with an experienced Contract Manufacturing Organization (“CMO”) to perform the manufacturing of our investigational product candidates BIV201 and bezisterim (NE3107). In addition, we do not have the resources at this time to acquire or lease suitable facilities. If we or our CMO fail to comply with regulations, to obtain the necessary licenses and knowhow or to obtain the requisite financing in order to comply with all applicable regulations and to own or lease the required facilities in order to manufacture our products, we could be forced to cease operations, which would cause you to lose all of your investment.

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

BIV201 and bezisterim (NE3107) and any other product candidates that we develop may have to compete with other products and product candidates for access to manufacturing facilities. There are a limited number of manufacturers that operate under cGMP regulations and that are both capable of manufacturing for us and willing to do so. If we need to find another source of drug substance or drug product manufacturing for BIV201 and bezisterim (NE3107), we may not be able to identify, or reach agreement with, commercial-scale manufacturers on commercially reasonable terms, or at all. If we are unable to do so, we will need to develop our own commercial-scale manufacturing capabilities, which would: impact commercialization of BIV201 and bezisterim (NE3107) in the U.S. and other countries where it may be approved; require a capital investment by us that could be quite costly; and increase our operating expenses.

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

The process of obtaining FDA approval is costly and time consuming. Current FDA requirements for a new human drug or biological product to be marketed in the United States include, among other things: (a) the successful conclusion of pre-clinical laboratory and animal tests, if appropriate, to gain preliminary information on the product’s safety; (b) filing with the FDA of an IND application to conduct human clinical trials for drugs or biologics; (c) the successful completion of adequate and well-controlled human clinical investigations to establish the safety and efficacy of the product for its recommended use; and (d) filing by a company and acceptance and approval by the FDA of a NDA for a drug product or a Biologics License Application (a “BLA”) for a biological product to allow commercial distribution of the drug or biologic. A delay in one or more of the procedural steps outlined above could be harmful to us in terms of getting our product candidates through clinical testing and to market, which could have a materially adverse effect on our business.

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

We currently depend upon the efforts and abilities of our executive and senior management team of Cuong Do, our Chief Executive Officer-President; Wendy Kim, our Chief Financial Officer; Dr. Joseph Palumbo, our Executive Vice President - Chief Medical Officer; Penelope Markham, our Senior Vice President - Liver Disease and Long COVID Programs; Chris Reading, our Senior Vice President - Alzheimer’s Disease Program; Clarence Ahlem, our Senior Vice President - Operations; and David Morse, our Senior Vice President - Chief Regulatory Officer; who all serve the Company full-time. The loss or unavailability of the services of any of these individuals for any significant period of time could have a material adverse effect on our business, prospects, financial condition and results of operations which may cause you to lose all of your investment. We have not obtained, do not own, nor are we the beneficiary of key-person life insurance.

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

The biotechnology and biopharmaceutical industries are characterized by rapid technological developments and a high degree of competition based primarily on scientific and technological factors, including the availability of patent and other protection for technology and products, the ability to commercialize technological developments and the ability to obtain government approval for testing, manufacturing and marketing.

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

Although there are not currently any therapies approved by the FDA specifically for the treatment of ascites due to liver cirrhosis, we still face significant competitive and market risk. Other companies, such as Ocelot Bio, are developing therapies for severe complications of advanced liver cirrhosis, which may in the future be developed for the treatment of ascites, and these therapies could compete indirectly or directly with our product candidate. Similarly, other companies, such as Biogen and Eli Lilly, are developing treatments for AD and PD, which could compete indirectly or directly with our product candidate. There may be other competitive development programs of which we are unaware. Even if our product candidates are ultimately approved by the FDA, there is no guarantee that once they are on the market doctors will adopt them in favor of current ascites treatment procedures such as diuretics and paracentesis with respect to BIV201 and AD and PD with respect to bezisterim (NE3107). These competitive and market risks could have a material adverse effect on our business, prospects, financial condition and results of operations which may cause you to lose all of your investment.

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

The successful development of biopharmaceuticals is highly uncertain. A variety of factors, including pre-clinical study results or regulatory approvals, could cause us to abandon the development of our product candidates.

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

Our Articles of Incorporation and Bylaws require us to indemnify our officers and directors against claims associated with carrying out the duties of their offices. We are also required to advance the costs of certain legal defenses upon the indemnitee undertaking to repay such expenses to the extent it is determined that such person was not entitled to indemnification of such expenses. Insofar as indemnification for liabilities arising under the Securities Act of 1933, as amended, may be permitted to our officers, directors, or control persons, the Commission has advised that such indemnification is against public policy and is therefore unenforceable.

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

We have seven (7) granted and six (6) pending patent applications for our liquid formulations of terlipressin that claim priority to International Patent Application Number PCT/US2020/034269 filed on May 22, 2020 and published as WO2020/237170. Also, we own two (2) U.S. patents and one (1) European patent directed to various methods of treating ascites with BIV201, and we are pursuing additional patent coverage in other jurisdictions. We also have twelve (12) issued U.S. patents, seven (7) pending U.S. applications, three (3) pending Patent Cooperation Treaty (“PCT”) applications, four (4) issued foreign patents and nine (9) pending foreign patent applications directed to protecting bezisterim (NE3107) and related compounds and methods of making and using thereof. However, there can be no assurance that our pending patent applications will result in issued patents, or that any issued patent claims from pending or future patent applications will be sufficiently broad to protect BIV201, bezisterim (NE3107), or any other product candidates or to provide us with competitive advantages.

We can provide no assurance that any issued patents will provide us with any competitive advantage. We cannot be certain that there is no invalidating prior art of which we and the patent examiner are unaware of or that our interpretation of the relevance of prior art is correct. If a third-party patent or patent application is determined to have an earlier priority date, it may prevent our patent applications from issuing at all or issuing in a form that provides any competitive advantage for our drug candidates. Failure to obtain additional issued patents could have a material adverse effect on our ability to develop and commercialize our drug candidates. Even if our patent applications do issue as patents, third parties may be able to challenge the validity and enforceability of our patents on a variety of grounds, including that such third party’s patents and patent applications have an earlier priority date, and if such challenges are successful, we may be required to obtain one or more licenses from such third parties, if available on commercially reasonable terms, or be prohibited from commercializing our drug candidates.

We seek to protect our proprietary positions by, among other things, filing patent applications in the United States and abroad related to our current drug candidates and other drug candidates that we may identify. Obtaining, maintaining, defending and enforcing pharmaceutical patents is costly, time-consuming and complex, and we may not be able to file and prosecute all necessary or desirable patent applications, or maintain, enforce and license any patents that may issue from such patent applications, at a reasonable cost or in a timely manner. It is also possible that we will fail to identify patentable aspects of our R&D output before it is too late to obtain patent protection. Moreover, under certain of our license or collaboration agreements, we may not have the right to control the preparation, filing, prosecution and maintenance of patent applications, or to maintain the rights to patents licensed to or from third parties.

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

If we were to initiate legal proceedings against a third party to enforce a patent directed to our drug candidates, or one of our future drug candidates, the defendant could counterclaim that our patent is invalid or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness, non-enablement or insufficient written description. Grounds for a presentability assertion could be an allegation that someone connected with prosecution of the patent withheld material information from the USPTO or made a misleading statement during prosecution. Third parties may also raise similar claims before the USPTO or an equivalent foreign body, even outside the context of litigation. Potential proceedings include reexamination, post-grant review, inter partes review, interference proceedings, derivation proceedings and equivalent proceedings in foreign jurisdictions (e.g., opposition proceedings). Such proceedings could result in the revocation of, cancellation of, or amendment to our patents in such a way that they no longer cover our technology or any drug candidates that we may develop. The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art of which we and the patent examiner were unaware of during prosecution. These assertions may also be based on information known to us or the USPTO. If a defendant were to prevail on a legal assertion of invalidity or unenforceability, we would lose at least part, and perhaps all, of the patent rights directed towards the applicable drug candidates or technology related to the patent rendered invalid or unenforceable. Such a loss of patent rights would materially harm our business, financial condition, results of operations and prospects.

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

Some of our competitors are larger than we are and have substantially greater resources. They are, therefore, likely to be able to sustain the costs of complex patent litigation or proceedings more effectively than we can because of their greater financial resources and more mature and developed intellectual property portfolios. Accordingly, despite our efforts, we may not be able to prevent third parties from infringing, misappropriating or otherwise violating our intellectual property. Even if resolved in our favor, litigation or other legal proceedings relating to intellectual property claims could result in substantial costs and diversion of management resources, which could harm our business. In addition, the uncertainties associated with litigation could compromise our ability to raise the funds necessary to continue our clinical trials, continue our internal research programs, or in-license needed technology or other drug candidates. There could also be public announcements of the results of the hearing, motions, or other interim proceedings or developments. If securities analysts or investors perceive those results to be negative, it could cause the price of shares of our Common Stock to decline. Any of the foregoing events could harm our business, financial condition, results of operations and prospects.

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

The degree of future protection, if any, afforded by our intellectual property rights is uncertain because intellectual property rights have limitations and may not adequately protect our business or permit us to maintain our competitive advantage. For example:

•	others may be able to make products that are similar to any drug candidates we may develop or utilize similar technology but that are not covered by the claims of the patents that we license or may own in the future;
•	we, or our current or future licensors or collaborators, might not have been the first to make the inventions covered by the issued patent or pending patent application that we license or may own in the future;
•	we, or our current or future licensors or collaborators might not have been the first to file patent applications covering certain of our or their inventions;
•	others may independently develop similar or alternative technologies or duplicate any of our technologies without infringing our owned or licensed intellectual property rights;
•	it is possible that our pending owned or licensed patent applications or those that we may own or license in the future will not lead to issued patents;
•	issued patents that we hold rights to may be held invalid or unenforceable, including as a result of legal challenges by our competitors;
•	our competitors might conduct R&D activities in countries where we do not have patent rights and then use the information learned from such activities to develop competitive products for sale in our major commercial markets;
•	we may not develop additional proprietary technologies that are patentable;
•	the intellectual property rights of others may harm our business; and
•	we may choose not to file a patent in order to maintain certain trade secrets or know-how, and a third party may subsequently file a patent directed to such intellectual property.

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

In the past, when the market price of a stock has been volatile, holders of that stock have sometimes instituted securities class action litigation against the issuer. If any of our stockholders were to bring such a lawsuit against us (in addition to the already-filed, consolidated Securities Class Action described above), we could incur substantial costs defending the lawsuit and the attention of our management would be diverted from the operation of our business.

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

As of June 30, 2026 there were warrants outstanding to purchase an aggregate of 8,282,037 shares (including 380,000 pre-funded warrants) of our Common Stock at exercise prices ranging from $2.50 to $582.00 per share, 2,785,363 shares issuable upon exercise of outstanding options at exercise prices ranging from $1.31 to $774.00 per share and restricted stock units totaling 300. We may also grant additional options, warrants or equity awards. To the extent such shares are issued, the interest of holders of our Common Stock will be diluted.

Moreover, we are obligated to issue shares of our Common Stock upon achievement of certain clinical, regulatory and commercial milestones with respect to certain of our drug candidates (i.e., bezisterim (NE3107), NE3291, NE3413, and NE3789) pursuant to the asset purchase agreement, dated April 27, 2021, by and among the Company, NeurMedix and Acuitas Group Holdings, LLC (“Acuitas”), as amended on May 9, 2021. The achievement of these milestones could result in the issuance of up to 180,000 shares of our Common Stock, further diluting the interest of holders of our Common Stock.

We may, in the future, issue additional shares of Common Stock, which would reduce investors’ percent of ownership and may dilute our share value.

As of June 30, 2026, our Articles of Incorporation, as amended, authorize the issuance of 800,000,000 shares of Common Stock, and we had 7,545,474 shares of our Common Stock issued and 7,542,638 shares of our Common Stock outstanding. Accordingly, we may issue up to an additional 792,454,526 shares of Common Stock. The future issuance of Common Stock may result in substantial dilution in the percentage of our Common Stock held by our then existing stockholders. We may value any Common Stock in the future on an arbitrary basis. The issuance of Common Stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors, might have an adverse effect on any trading market for our Common Stock and could impair our ability to raise capital in the future through the sale of equity securities.

The market price and trading volume of our Common Stock may be volatile.

The market price and trading volume of our Common Stock has been volatile. We expect that the market price of our Common Stock will continue to fluctuate significantly for many reasons, including in response to the risk factors described in this report or for reasons unrelated to our specific performance. In recent years, the stock market has experienced extreme price and volume fluctuations. This volatility has affected the market prices of securities issued by many companies for reasons unrelated to their operating performance and may adversely affect the market price and trading volume of our Common Stock. Prices for our Common Stock may also be influenced by the depth and liquidity of the market for our Common Stock, investor perceptions about us and our business, our future financial results, the absence of cash dividends on our Common Stock and general economic and market conditions. In the past, securities class action litigation has often been instituted against companies following periods of volatility in their stock price. This type of litigation could result in substantial costs and could divert our management and other resources.

Any failure to maintain effective internal control over financial reporting could harm us.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. generally accepted accounting principles. Under standards established by the Public Company Accounting Oversight Board (“PCAOB”), a deficiency in internal control over financial reporting exists when the design or operation of a control does not allow management or personnel, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis. The PCAOB defines a material weakness as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented, or detected and corrected, on a timely basis.

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

Our officers have limited public company experience, which could impair our ability to comply with legal and regulatory requirements such as those imposed by Sarbanes-Oxley Act of 2002. Such responsibilities include complying with federal securities laws and making required disclosures on a timely basis. Any such deficiencies, weaknesses or lack of compliance could have a materially adverse effect on our ability to comply with the reporting requirements of the Exchange Act, which is necessary to maintain our public company status. If we were to fail to fulfill those obligations, our ability to continue as a U.S. public company would be in jeopardy in which event you could lose your entire investment in the Company.

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

Rule 12b-2 of the Exchange Act defines a “smaller reporting company” as an issuer that is not an investment company, an asset-backed issuer, or a majority-owned subsidiary of a parent that is not a smaller reporting company and that:

•	Had a public float of less than $250 million as of the last business day of its most recently completed fiscal quarter, computed by multiplying the aggregate number of worldwide number of shares of its voting and non-voting common equity held by non-affiliates by the price at which the common equity was last sold, or the average of the bid and asked prices of common equity, in the principal market for the common equity; or
•	In the case of an initial registration statement under the Securities Act or the Exchange Act for shares of its common equity, had a public float of less than $250 million as of a date within 30 days of the date of the filing of the registration statement, computed by multiplying the aggregate worldwide number of such shares held by non-affiliates before the registration plus, in the case of a Securities Act registration statement, the number of such shares included in the registration statement by the estimated public offering price of the shares; or
•	In the case of an issuer who had annual revenue of less than $100 million during the most recently completed fiscal year for which audited financial statements are available, had a public float as calculated under paragraph (1) or (2) of this definition that was either zero or less than $700 million.

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

Provisions of our Articles of Incorporation, our Bylaws, and Nevada law may have the effect of deterring unsolicited takeovers or delaying or preventing a change in control of our company or changes in our management, including transactions in which our stockholders might otherwise receive a premium for their shares over then current market prices. In addition, these provisions may limit the ability of stockholders to approve transactions that they may deem to be in their best interests. These provisions include:

•	the inability of stockholders to call special meetings;
•	the “business combinations” and “control share acquisitions” provisions of Nevada law, to the extent applicable, could discourage attempts to acquire our stockholders stock even on terms above the prevailing market price; and
•	the ability of our board of directors to designate the terms of and issue new series of preferred stock without stockholder approval, which could include the right to approve an acquisition or other change in our control or could be used to institute a rights plan, also known as a poison pill, that would dilute the stock ownership of a potential hostile acquirer, likely preventing acquisitions that have not been approved by our board of directors.

The existence of the foregoing provisions and anti-takeover measures could limit the price that investors might be willing to pay in the future for shares of our Common Stock. They could also deter potential acquirers of our company, thereby reducing the likelihood that you could receive a premium for your Common Stock in an acquisition.

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

The Company’s San Diego office lease at 5090 Shoreham Place Suite 206, San Diego, CA 92122 was amended on February 12, 2024 for a larger space. The current monthly base rate for the office space is $10,375, with an annual increase of four percent. The term for the office lease is 60 months.

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

On January 19, 2024, a purported securities class action complaint, captioned Eric Olmstead v. BioVie Inc. et al., No. 3:24-cv-00035, was filed in the U.S. District Court for the District of Nevada, naming the Company and certain of its officers as defendants. On February 22, 2024, a second, related putative securities class action was filed in the same court asserting similar claims against the same defendants, captioned Way v. BioVie Inc. et al., No. 2:24-cv-00361. On April 15, 2024, the court consolidated these two actions under the caption In re BioVie Inc. Securities Litigation, No. 3:24-cv-00035 (the “Securities Class Action”), appointed the lead plaintiff, and approved selection of the lead counsel. On June 21, 2024, the lead plaintiff filed an amended complaint, alleging that the defendants made material misrepresentations and/or omissions of material fact relating to the Company’s business, operations, compliance, and prospects, including information related to the NM101 Phase 3 study and trial of bezisterim (NE3107) in mild to moderate probable AD, in violation of Sections 10(b) and 20(a) of the Exchange Act, and Rule 10b-5 promulgated thereunder. The class action is on behalf of purchasers of the Company’s securities during the period from December 7, 2022 through November 28, 2023, and seeks unspecified monetary damages on behalf of the putative class and an award of costs and expenses, including attorney’s fees. The defendants filed a motion to dismiss the amended complaint on August 21, 2024, and on March 27, 2025, the court denied that motion. The parties are now engaged in fact discovery. On February 13, 2026, the plaintiffs filed a motion for class certification and a motion for leave to file a second amended complaint. Defendants opposed the motion for leave to amend. On June 5, 2026, the court granted the plaintiffs’ motion for leave to amend, and the same day the plaintiffs filed their Second Amended Complaint. On June 15, 2026, the defendants filed a Notice of Non-Opposition and Reservation of Rights in response to the motion for class certification, and on June 18, 2026, the Court granted the plaintiffs’ motion and certified the class subject to the defendants’ reservation of rights. The defendants answered the Second Amended Complaint on June 22, 2026.

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

Holders

As of August 10, 2026, there were 70 holders of record of our Common Stock.

Unregistered Sales of Securities

All sales of unregistered securities during the year ended June 30, 2026 were previously disclosed in a Quarterly Report on Form 10-Q or Current Report on Form 8-K.

Issuer Purchases of Common Stock

During the year ended June 30, 2026, there were no issuer repurchases of shares of Common Stock.

ITEM 6.	[Reserved]

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the Company’s financial condition and the results of operations should be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere in this report.

Overview

We are a clinical-stage company developing innovative drug therapies for the treatment of neurological and neurodegenerative disorders and advanced liver disease.

Neurodegenerative Disease Programs

The Company acquired the biopharmaceutical assets of NeurMedix, a privately held clinical-stage pharmaceutical company and a related party in June 2021. The acquired assets included bezisterim. Bezisterim, the approved generic name for NE3107 is an investigational, novel, orally administered small molecule that is thought to inhibit inflammation-driven insulin resistance and major pathological inflammatory cascades with a novel mechanism of action. There is emerging scientific consensus that both inflammation and insulin resistance may play fundamental roles in the development of AD and PD, and bezisterim could, if approved by the FDA, represent an entirely new medical approach to treating these devastating conditions affecting an estimated 6 million Americans suffering from AD, 1 million Americans suffering from PD, and approximately 20 million adults in the US suffering from Long COVID, with millions more affected worldwide.

With respect to the mechanism of action, we believe bezisterim inhibits activation of inflammatory ERK and NFκB (including interactions with TNF signaling and other relevant inflammatory pathways) that lead to neuroinflammation and insulin resistance. By binding to ERK and selectively modulating NFκB activation and TNF-α production without interfering with their homeostatic functions (e.g., insulin signaling and neuron growth and survival), we believe that bezisterim may offer clinical improvements in several disease indications, including PD, AD and long COVID.

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

The Company recently conducted a Phase 2b clinical trial of bezisterim as a potential first-line therapy for patients with newly diagnosed PD. The SUNRISE-PD trial was designed to evaluate the safety and efficacy of bezisterim on motor and non-motor symptoms in patients with PD who have not been treated with carbidopa/levodopa. The trial was a multicenter, randomized, double-blind, placebo-controlled trial with a hybrid decentralized design and lasted 20 weeks from initial screening through safety follow-up for each participant. The trial commenced in April 2025and completed enrollment in December 2025. In August 2026, the Company announced topline results of the trial. The trial successfully met prespecified endpoints and achieved its objectives, with topline results showing that bezisterim improved blood based inflammatory markers of disease, along with a broad range of biological markers associated with overall cellular health and nerve cell damage. Participants treated with bezisterim experienced greater improvements than those receiving placebo across a series of clinical outcome measures of daily living, motor symptoms, and nonmotor symptoms. We intend to use these results to inform the design of a potentially pivotal Phase 3 registrational trial of bezisterim in PD.

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

In April 2024, the Company was awarded a clinical trial grant of $13.1 million from the DOW, awarded through the Peer Reviewed Medical Research Program of the Congressionally Directed Medical Research Programs. In August 2024, the U.S. Army Medical Research and Development Command, OHRO approved the Company’s plan to evaluate bezisterim for the treatment of neurological symptoms that are associated with long COVID and the FDA authorized our IND application for bezisterim allowing the Company to study a novel, anti-inflammatory approach for the treatment of the debilitating neurocognitive symptoms associated with long COVID. The Phase 2 ADDRESS-LC study is a randomized (1:1), placebo-controlled, multicenter trial evaluating the efficacy, safety and tolerability of bezisterim in adult participants with long COVID who have cognitive impairment sequelae and fatigue. The trial commenced in May 2025 and completed enrollment in May 2026. The Company currently expects to report topline results in late summer 2026.

As of June 30, 2026, the total cost incurred was approximately $12.9 million and as of August 7, 2026 the total cost reimbursed was $12.9 million. Grant reimbursements recognized for the corresponding research and development expenses in the accompanying statements of operations totaled approximately $7.6 million and $5.3 million for the years ended June 30, 2026 and 2025, respectively.

Alzheimer’s Disease

In AD, BioVie has conducted both Phase 2 and Phase 3 trials. Preliminary data from these trials suggest improvements in cognition and biomarkers, supporting further trials to evaluate its potential as a therapy for the six million Americans living with AD.

Results of a Phase 2 investigator-initiated trial (NCT05227820) showing bezisterim treated patients experienced improved cognition and biomarker levels were presented at the Clinical Trials on Alzheimer’s Disease (CTAD) annual conference in December 2022.

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

Upon trial completion, as the Company began the process of unblinding the trial data, the Company found significant deviation from protocol and cGCP violations at 15 study sites (virtually all of which were from one geographic area). This highly unusual level of suspected improprieties led the Company to exclude all patients from these sites and to refer the sites to the OSI for potential further action. After the patient exclusions, 81 patients remained in the Modified Intent to Treat population, 57 of whom were in the Per-Protocol population which included those who completed the trial and were verified to take study drug from pharmacokinetic data.

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

After receiving guidance from the FDA regarding the design of Phase 3 clinical testing of BIV201 for the treatment of patients with cirrhosis and ascites, the Company is currently finalizing the protocol design for the Phase 3 study of BIV201 with a focus on demonstrating clinical benefit through a composite primary endpoint of complications and disease progression in patients with cirrhosis and ascites who have recently recovered from AKI. Ascites is a common complication of advanced liver cirrhosis involving the accumulation of large volumes of fluid in the abdomen, often exceeding five liters, due to liver and kidney dysfunction. BIV201 is administered in a continuous infusion of terlipressin as a patent-pending liquid formulation with patents issued in the U.S., China, Japan, Chile, Australia, Mexico and India to date. Terlipressin is used in over 40 countries to treat complications of liver cirrhosis, including Type 1 hepatorenal syndrome and bleeding esophageal varices, and was approved in the U.S. in 2022 to improve kidney function in adults with hepatorenal syndrome experiencing a rapid reduction in kidney function; it is not currently approved in Japan.

Results of Operations

Comparison of the Year Ended June 30, 2026 to the Year Ended June 30, 2025

Net loss

The net loss for the year ended June 30, 2026, was approximately $22.1 million as compared to the net loss of $17.5 million for the year ended June 30, 2025. The net increase of $4.6 million was primarily attributed to increase in operating expenses of $4.6 million, offset by a net increase in other income, net of approximately $55,000.

Total operating expenses for the years ended June 30, 2026 and 2025 were approximately $22.7 million and $18.1 million, respectively.  The net increase of approximately $4.6 million was comprised of net increased R&D expenses of approximately $4.7 million attributed to the increased activities in both the Sunrise PD Phase 2 study and LC Phase 2 study offset by a decrease in general and administrative expenses of approximately $59,000.

Research and Development Expenses

R&D expenses were approximately $14.0 million for the year ended June 30, 2026, an increase of approximately $4.7 million from $9.3 million for the year ended June 30, 2025. The net increase in R&D expenses was attributed to increases in direct study costs of approximately $4.5 million; clinical team compensation of approximately $686,000 that was primarily comprised of stock based compensation and year-end bonuses; and abstracts, publications and conferences of approximately $141,000, offset by approximately $646,000 in Chemistry, Manufacturing and Controls and Discovery expenses that were curtailed.

As the table indicates below, the increase in clinical studies of approximately $4.5 million is attributed to increased activity in both our clinical studies. Sunrise PD Phase 2 study costs increased by approximately $4.0 million as the study completed enrollment in January 2026 and the study close process began with the last patient treated in May 2026. Long Covid Phase 2 study activities increased and the net increase in cost, net of reimbursements totaled approximately $709,000. The study reached full enrollment in May 2026 and the study is currently nearing completion. As of June 30, 2026, the total cost incurred since inception was approximately $12.9 million and as of August 5, 2026 the total cost reimbursed was $12.9 million.

	Year ended	Year ended	Increase
	June 30, 2026	June 30, 2025	(Decrease)

Sunrise PD Phase 2	$7,300,000	$3,343,000	$3,957,000
Liver Program Phase 3	18,000	173,000	(155,000)
Long COVID Phase 2	8,474,000	5,465,000	3,009,000
Long COVID Phase 2 - reimbursements	(7,620,000)	(5,320,000)	(2,300,000)
	$8,172,000	$3,661,000	$4,511,000

General and Administrative Expenses

General and administrative expenses were approximately $8.5 million and $8.6 million for the year ended June 30, 2026 and 2025, respectively. The net decrease of approximately $59,000 was primarily attributed to increases in the executive team and directors compensation of approximately $344,000 and $179,000, respectively, primarily comprised of stock based compensation and year end bonus; legal expenses of approximately $30,000; and insurance premiums of approximately $80,000, offset by a decrease in consultancy fees of approximately $606,000 and a decline in other expenses such as meetings and travel totaling $8,000, investor and public relations expense of approximately $9,000, shareholder meeting and filing fees of approximately $30,000 and accounting and auditing fees of approximately $29,000.

Other Income and Expense

Other income, net was approximately $579,000 for the year ended June 30, 2026 compared to other income, net of $524,000, for the year ended June 30, 2025. The net increase in other income of approximately $55,000 was comprised of a reduction in interest expense of approximately $314,000 due to the payoff of the notes payable on December 1, 2024, offset by decline in interest income of approximately $256,000.

Capital Resources and Liquidity

As of June 30, 2026, the Company had working capital of approximately $9.8 million, cash and cash equivalents of approximately $9.0 million, stockholders’ equity of approximately $10.3 million, and an accumulated deficit of approximately $374.3 million. Additionally, the Company had a net loss of approximately $22.1 million and net cash used in operating activities of approximately $19.0 million during the year ended June 30, 2026. The Company has not generated any revenues to date and no revenues are expected in the foreseeable future. The Company’s future operations are dependent on the success of the Company’s ongoing development and commercialization efforts, as well as its ability to secure additional financing as needed.

The future viability of the Company is largely dependent upon its ability to raise additional capital to finance its operations. Management expects that future sources of funding may include sales of equity, obtaining loans, or other strategic transactions.

Although management continues to pursue the Company’s strategic plans, there is no assurance that the Company will be successful in obtaining sufficient financing on terms acceptable to the Company, if at all, to fund continuing operations. These circumstances raise substantial doubt on the Company’s ability to continue as a going concern. The financial statements included elsewhere in this report do not include any adjustments that might result from the outcome of this uncertainty.

Registered Direct Offerings [TO BE UPDATED FOR SUBSEQUENT CLOSE OF CAP RAISE]

On August 11, 2025, the Company closed an underwritten public offering of (i) 5,620,000 units (the “Units”), with each Unit consisting of one share of common stock and one warrant (the “Warrants”) and (ii) 380,000 pre-funded units (the “Pre-Funded Units”), with each Pre-Funded Unit consisting of one pre-funded warrant and one Warrant. The underwriter also exercised its over-allotment option in part and purchased an additional 667,300 Warrants. The offering resulted in net proceeds of approximately $10.5 million, after deducting underwriting discounts and commissions and other estimated offering expenses. Each Unit was sold to the public at a price of $2.00 per Unit and each Pre-Funded Unit was sold to the public at a price of $1.9999 per Pre-Funded Unit (which represents the public offering price of each Unit less the $0.0001 per share nominal exercise price for each Pre-Funded Warrant). On August 8, 2025, the Warrants commenced trading on The Nasdaq Capital Market under the symbol “BIVIW.” Each Warrant is immediately exercisable, entitles the holder to purchase one share of common stock at an exercise price of $2.50 per share and expires five years from the date of issuance. Each Pre-Funded Warrant is immediately exercisable, entitles the holder to purchase one share of common stock, and may be exercised at any time until exercised in full. Additionally, upon closing, the Company issued the underwriter warrants to purchase 300,000 shares of Common Stock exercisable at a per share price of $2.50, which was equal to 125% of the public offering price per share. The underwriter’s Warrants are exercisable during a five-year period commencing 180 days from August 11, 2025.

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

Evaluation of Disclosure Controls and Procedures

We have evaluated, with the participation of our principal executive and our principal financial officer, the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15(d)-15(e) under the Exchange Act as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of the effectiveness of internal control to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.  Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2026 using the criteria established in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation using those criteria, our management has concluded that, as of June 30, 2026, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles for the reasons discussed above.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended June 30, 2026 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is included in our 2026 Proxy Statement and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is included in our 2026 Proxy Statement and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is included in our 2026 Proxy Statement and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is included in our 2026 Proxy Statement and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is included in our 2026 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1),(2) Financial Statements

The Financial Statements listed on page F-1 of this document are filed as part of this filing.

(a)(3) Exhibits

The following is a list of exhibits filed as a part of this report:

Exhibit Number	Description of Document
2.1	Agreement and Plan of Merger, dated April 11, 2016, among the Company, LAT Acquisition Corp and LAT Pharma, LLC (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on April 15, 2016).
3.1	Articles of Incorporation of the Company as filed with the Secretary of State of Nevada (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed on August 15, 2013, File No. 333-190635).
3.2	Certificate of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on July 22, 2016).
3.3	Certificate of Amendment to Articles of Incorporation (incorporated by reference to Appendix A to the Company’s Information Statement on Schedule 14C filed on July 13, 2018).
3.4	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on July 3, 2018).
3.5	Certificate of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.6 to the Company’s Registration Statement on Form S-1 filed on November 22, 2019, File No. 333-231136).
3.6	Certificate of Change (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on August 1, 2024).
3.7	Certificate of Termination (incorporated by reference to Exhibit 3.1 to the Company’s Current Report, as amended, on Form 8-K/A filed on August 6, 2024).
3.8	Certificate of Amendment (incorporated by reference to Exhibit 3.2 to the Company’s Current Report, as amended, on Form 8-K/A filed on August 6, 2024).
3.9*	Amended and Restated Bylaws of the Company, adopted on May 28, 2025. (incorporated by reference to Exhibit 3.9 to the Company’s Annual Report on Form 10-K filed on August 15, 2025).
4.1	Specimen Certificate representing shares of Class A Common Stock (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 filed on April 26, 2019, File No. 333-231136).

4.2	Form of Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on September 25, 2019).
4.3	Form of 10% OID Convertible Delayed Draw Debenture (incorporated by reference to Exhibit 4.1 the Company’s Current Report on Form 8-K filed on September 25, 2019).
4.4	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K/A filed on July 18, 2022).
4.5	Form of Warrant to Purchase Shares of Class A Common Stock of the Company (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on December 1, 2021).
4.6	Form of Pre-Funded Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 4, 2024)
4.7	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on March 4, 2024).
4.8	Form of Placement Agent Warrant Agreement (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on March 4, 2024).
4.9	Form of Pre-Funded Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on September 24, 2024).
4.10	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on September 24, 2024).
4.11	Form of Placement Agent’s Warrant Agreement (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on September 24, 2024).
4.12	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 22, 2024).
4.13	Form of Placement Agent’s Warrant Agreement (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on October 22, 2024).
4.14	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 24, 2024).
4.15	Form of Placement Agent’s Warrant Agreement (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on October 24, 2024).
4.16	Form of Placement Agent’s Warrant Agreement (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 29, 2024).
4.17	Form of Pre-Funded Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on August 11, 2025).
4.18	Form of Common Stock Purchase Warrant (incorporated by reference to reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on August 11, 2025).
4.19	Form of Representative’s Warrant Agreement (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on August 11, 2025)
4.20	Description of Securities (incorporated by reference to Exhibit 4.4 to the Company’s Annual Report on Form 10-K filed on August 30, 2021).
10.1#	BioVie Inc. 2019 Omnibus Equity Incentive Plan (Amended and Restated through November 10, 2025) (incorporated by reference to Appendix A to the Definitive Information Statement on Schedule 14A, filed on September 25, 2025).
10.2	Asset Purchase Agreement, dated April 27, 2021, among the Company, NeurMedix, Inc. and Acuitas Group Holdings, LLC (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on April 27, 2021).
10.3	Amendment No. 1 of the Asset Purchase Agreement, dated May 9, 2021, among the Company, NeurMedix, Inc. and Acuitas Group Holdings, LLC (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed on May 10, 2021).
10.4	Amendment No. 2 to the Asset Purchase Agreement, dated January 13, 2023, among the Company, Acuitas Group Holdings, LLC and Acuitas Group Holdings, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 12, 2023).
10.5#	Employment Offer & Agreement, between Chris Reading and the Company, dated June 18, 2021 (incorporated by reference to Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q filed on November 10, 2021).
10.6#	Employment Offer & Agreement, between Clarence Ahlem and the Company, dated June 18, 2021 (incorporated by reference to Exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q filed on November 10, 2021).
10.7#	Employment Offer & Agreement, between Joanne Wendy Kim and the Company, dated June 26, 2021 (incorporated by reference to Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q filed on November 10, 2021).

10.8#	Employment Offer & Agreement, between Penelope Markham and the Company, dated September 7, 2021 (incorporated by reference to Exhibit 10.18 to the Company’s Quarterly Report on Form 10-Q filed on November 10, 2021).
10.9#	Employment Offer & Agreement, between Joseph Palumbo and the Company, dated September 3, 2021 (incorporated by reference to Exhibit 10.19 to the Company’s Quarterly Report on Form 10-Q filed on November 10, 2021).
10.10	Loan and Security Agreement, dated November 30, 2021, among the Company, Avenue Venture Opportunities Fund II, L.P. and Avenue Venture Opportunities Fund, L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on December 1, 2021).
10.11	Supplement to Loan and Security Agreement, dated November 30, 2021, among the Company, Avenue Venture Opportunities Fund II, L.P. and Avenue Venture Opportunities Fund, L.P. (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on December 1, 2021).
10.12	Securities Purchase Agreement, dated July 15, 2022, by and between the Company and Acuitas Group Holdings, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed on July 18, 2022).
10.13	Controlled Equity OfferingSM Sales Agreement, dated August 31, 2022, among the Company, Cantor Fitzgerald & Co. and B. Riley Securities, Inc. (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on August 31, 2022).
10.14	Amended and Restated Registration Rights Agreement, dated August 15, 2022, by and between BioVie Inc. and Acuitas Group Holdings, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on November 4, 2022).
10.15	Warrant Agent Agreement, dated as of August 7, 2025, by and between the Company and the Warrant Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 11, 2025).
14.1	Code of Conduct and Ethics of BioVie Inc. (incorporated by reference to Exhibit 14.1 to the Company’s Registration Statement on Form S-1, File No. 333-231136).
19.1	BioVie Inc. Insider Trading Policy (incorporated by reference to Exhibit 19.1 to the Company’s Annual Report on Form 10-K filed on August 15, 2025).
21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Company's Registration Statement on Form S-1, File No. 333-288525)
23.1*	Consent of Independent Registered Public Accounting Firm - EisnerAmper LLP
24.1*	Power of Attorney (included on signature page to this report)
31.1*	Rule 13a-14(a) Certification
31.2*	Rule 13a-14(a) Certification
32.1**	Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to section 906 of the Sarbanes-Oxley Act of 2002
97.1	BioVie Inc. Clawback Policy (incorporated by reference to Exhibit 97.1 to the Company’s Annual Report on Form 10-K filed on August 15, 2025).
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

#	Indicates a management contract or compensatory plan or arrangement

*	Filed herewith.
**	Furnished herewith.

ITEM 16.	FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 12, 2026	BIOVIE INC.

	By:	/s/ Cuong Do
		Name:	Cuong Do
		Title:	Chief Executive Officer (Principal Executive Officer)

POWER OF ATTORNEY

Each person whose signature appears below constitutes and appoints Cuong Do and Joanne Wendy Kim, and each of them acting individually and without the other, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and re-substitution, for him or her and in his or her name, place, and stead, in any and all capacities, to sign any and all amendments (including exhibits thereto and other documents in connection therewith) to this Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or either of them individually, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Person	Capacity	Date

/s/ Cuong Do	Chief Executive Officer	August 12, 2026
Cuong Do	(Principal Executive Officer)

/s/ Joanne Wendy Kim	Chief Financial Officer	August 12, 2026
Joanne Wendy Kim	(Principal Financial and Accounting Officer)

/s/ Jim Lang	Director	August 12 , 2026
Jim Lang

/s/ Michael Sherman	Director	August 12, 2026
Michael Sherman

/s/ Amy Chappell	Director	August 12, 2026
Amy Chappell

/s/ Kameel Farag	Director	August 12, 2026
Kameel Farag

/s/ Sigmund Rogich	Director	August 12, 2026
Sigmund Rogich

BioVie Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

BioVie, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of BioVie Inc. (the “Company”) as of June 30, 2026 and 2025, and the related statements of operations, changes in stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2026 and 2025, and the results of its operations and its cash flows for of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. These procedures included, obtaining an understanding of management’s process and evaluating the design of controls over research and development expense classification and the completeness and accuracy of related accruals, independently researching vendors, testing a selection of research and development expense transactions to determine, based on the underlying supporting documents, the mathematical accuracy of the expense and the appropriateness of the expense classification. In addition, we made inquiries of management and reviewed subsequent payments, invoices and agreements relating to certain research and development expenses to evaluate if the accruals were properly recorded as of June 30, 2026.

/s/ EisnerAmper LLP

We have served as the Company’s auditor since 2019.

EISNERAMPER LLP

Iselin, New Jersey

August 12, 2026

BioVie Inc.

Balance Sheets

	June 30,	June 30,
	2026	2025
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$8,977,370	$17,544,547
Grant receivable	2,151,440	2,104,050
Prepaid and other current assets	2,513,355	1,049,897
Total current assets	13,642,165	20,698,494

Operating lease right-of-use asset, net	262,586	339,653
Intangible assets, net	-	178,341
Goodwill	345,711	345,711

TOTAL ASSETS	$14,250,462	$21,562,199

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$3,704,762	$2,200,320
Current portion of operating lease liability	91,009	74,464
Total current liabilities	3,795,771	2,274,784

Operating lease liability, net of current portion	184,421	275,430

TOTAL LIABILITIES	3,980,192	2,550,214

Commitments and contingencies (Note 9)

STOCKHOLDERS' EQUITY:

Preferred stock; $0.001 par value; 10,000,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock, $0.0001 par value; 800,000,000 shares authorized at June 30, 2026 and June 30, 2025; 7,545,474 shares issued of which 7,542,638 shares outstanding at June 30, 2026; and 1,917,061 shares issued of which 1,914,224 shares are outstanding at June 30, 2025	754	192
Additional paid in capital	384,530,198	371,156,068
Accumulated deficit	(374,260,653)	(352,144,246)
Treasury stock	(29)	(29)
Total stockholders' equity	10,270,270	19,011,985

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$14,250,462	$21,562,199

The accompanying notes are an integral part of the financial statements.

BioVie Inc.

Statements of Operations

	Year Ended	Year Ended
	June 30, 2026	June 30, 2025

OPERATING EXPENSES:
Amortization of intangible assets	$178,341	$229,377
Research and development expenses	13,962,360	9,266,734
General and administrative expenses	8,511,032	8,570,089
TOTAL OPERATING EXPENSES	22,651,733	18,066,200

LOSS FROM OPERATIONS	(22,651,733)	(18,066,200)

OTHER (INCOME) EXPENSE:
Change in fair value of derivative liabilities	-	(3,771)
Interest expense	17,901	332,720
Interest income	(596,771)	(853,029)
TOTAL OTHER INCOME, NET	(578,870)	(524,080)

NET LOSS	$(22,072,863)	$(17,542,120)

Deemed dividend related to ratchet adjustment to warrants	43,544	369,465

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(22,116,407)	$(17,911,585)

NET LOSS PER COMMON SHARE
- Basic	$(3.05)	$(12.12)
- Diluted	$(3.05)	$(12.12)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
- Basic	7,245,928	1,477,372
- Diluted	7,245,928	1,477,372

The accompanying notes are an integral part of the financial statements.

BioVie Inc.

Statements of Changes in Stockholders’ Equity
For the Years Ended June 30, 2026 and 2025

			Additional				Total
	Common Stock	Common Stock	Paid in	Treasury Stock	Treasury Stock	Accumulated	Stockholders'
	Shares	Amount	Capital	Shares	Amount	Deficit	Equity
Balance, June 30, 2024	621,640	$62	$349,738,841	(2,633)	$(27)	$(334,232,661)	$15,506,215

Stock - based compensation - stock options	-	-	1,195,447	-	-	-	1,195,447

Stock - based compensation - restricted stock units and restricted shares	-	-	1,202,809	-	-	-	1,202,809

Proceeds from issuance of common stock, net of costs of $3,240,288	988,394	99	15,674,514	-	-	-	15,674,613

Issuance of common stock from vesting of restricted stock units	11,314	7	(5)	(203)	(2)	-	-

Stock-based compensation - issuance of common stock for services rendered	6,000	-	73,680	-	-	-	73,680

Issuance of common stock from exercise of warrants	223,130	22	2,901,319	-	-	-	2,901,341

Issuance of common stock from cashless exercise of warrants	422	-	-	-	-	-	-

Deemed dividend for ratchet adjustment to warrants	-	-	369,465	-	-	(369,465)	-

Issuance of additional shares for fractional shares effected by the reverse split	66,161	2	(2)	-	-	-	-

Net Loss	-	-	-	-	-	(17,542,120)	(17,542,120)

Balance, June 30, 2025	1,917,061	$192	$371,156,068	(2,836)	$(29)	$(352,144,246)	$19,011,985

Stock - based compensation - stock options	-	-	2,283,809	-	-	-	2,283,809

Stock - based compensation - restricted stock units and restricted shares	-	-	589,710	-	-	-	589,710

Proceeds from issuance of common stock, net of costs of $1,543,038	5,620,000	562	10,457,067	-	-	-	10,457,629

Issuance of common stock from vesting of restricted stock units	8,413	-	-	-	-	-	-

Deemed dividend for ratchet adjustment to warrants	-	-	43,544	-	-	(43,544)	-

Net Loss	-	-	-	-	-	(22,072,863)	(22,072,863)

Balance, June 30, 2026	7,545,474	$754	$384,530,198	(2,836)	$(29)	$(374,260,653)	$10,270,270

The accompanying notes are an integral part of the financial statements.

BioVie Inc.

Statements of Cash Flows

	Year Ended	Year Ended
	June 30, 2026	June 30, 2025

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(22,072,863)	$(17,542,120)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of intangible assets	178,341	229,377
Stock based compensation - restricted stock units and restricted shares	589,710	1,202,809
Stock based compensation expense - stock options	2,283,809	1,195,447
Stock based compensation expense - issuance of common stock for services rendered	-	73,680
Amortization of financing costs	-	11,820
Accretion of unearned loan discount	-	111,212
Accretion of loan premium	-	25,758
Non-cash lease expense from right-of-use asset	77,067	67,073
Change in fair value of derivative liabilities	-	(3,771)
Changes in operating assets and liabilities:
Grant receivable	(47,390)	(2,104,050)
Prepaid and other current assets	(1,463,458)	(845,505)
Accounts payable and accrued expenses	1,504,442	(1,386,592)
Operating lease liability	(74,464)	(60,343)
Net cash used in operating activities	(19,024,806)	(19,025,205)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	10,457,629	15,674,613
Proceeds from exercise of warrants	-	2,901,341
Payment of loan premium	-	(850,000)
Payment of note payable	-	(5,000,000)
Net cash provided by financing activities	10,457,629	12,725,954

Net change in cash and cash equivalents	(8,567,177)	(6,299,251)

Cash and cash equivalents, beginning of period	17,544,547	23,843,798

Cash and cash equivalents, end of period	$8,977,370	$17,544,547

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$17,901	$183,930

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES:
Deemed dividend for ratchet adjustment to warrants	$43,544	$369,465

The accompanying notes are an integral part of the financial statements.

BioVie Inc.

Notes to Financial Statements

1.	Background Information

BioVie Inc. (the “Company” or “we” or “our”) is a clinical-stage company developing innovative drug therapies for the treatment of neurological and neurodegenerative disorders and advanced liver disease.

Neurodegenerative Disease Programs

The Company acquired the biopharmaceutical assets of NeurMedix, Inc. (“NeurMedix”), a privately held clinical-stage pharmaceutical company and a related party in June 2021. The acquired assets included NE3107 (“bezisterim”). Bezisterim, the approved generic name for NE3107 is an investigational, novel, orally administered small molecule that is thought to inhibit inflammation-driven insulin resistance and major pathological inflammatory cascades with a novel mechanism of action. There is emerging scientific consensus that both inflammation and insulin resistance may play fundamental roles in the development of Alzheimer’s disease (“AD”) and Parkinson’s disease (“PD”), and bezisterim could, if approved by the U.S. Food and Drug Administration (“FDA”), represent an entirely new medical approach to treating these devastating conditions affecting an estimated 6 million Americans suffering from AD, 1 million Americans suffering from PD, and approximately 20 million adults in the US suffering from Long COVID, with millions more affected worldwide.

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

The Company recently conducted a Phase 2b clinical trial of bezisterim as a potential first-line therapy for patients with newly diagnosed PD. The SUNRISE-PD trial was designed to evaluate the safety and efficacy of bezisterim on motor and non-motor symptoms in patients with PD who have not been treated with carbidopa/levodopa. The trial was a multicenter, randomized, double-blind, placebo-controlled trial with a hybrid decentralized design and lasted 20 weeks from initial screening through safety follow-up for each participant. The trial commenced in April 2025and completed enrollment in December 2025. In August 2026, the Company announced topline results of the trial. The trial successfully met prespecified endpoints and achieved its objectives, with topline results showing that bezisterim improved blood based inflammatory markers of disease, along with a broad range of biological markers associated with overall cellular health and nerve cell damage. Participants treated with bezisterim experienced greater improvements than those receiving placebo across a series of clinical outcome measures of daily living, motor symptoms, and nonmotor symptoms. We intend to use these results to inform the design of a potentially pivotal Phase 3 registrational trial of bezisterim in PD.

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

In April 2024, the Company was awarded a clinical trial grant of $13.1 million from the U.S. Department of War (“DOW”), formerly known as the Department of Defense, awarded through the Peer Reviewed Medical Research Program of the Congressionally Directed Medical Research Programs. In August 2024, the U.S. Army Medical Research and Development Command, Office of Human Research Oversight (“OHRO”) approved the Company’s plan to evaluate bezisterim for the treatment of neurological symptoms that are associated with long COVID and the FDA authorized our Investigational New Drug (“IND”) application for bezisterim allowing the Company to study a novel, anti-inflammatory approach for the treatment of the debilitating neurocognitive symptoms associated with long COVID. The Phase 2 ADDRESS-LC study is a randomized (1:1), placebo-controlled, multicenter trial evaluating the efficacy, safety and tolerability of bezisterim in adult participants with long COVID who have cognitive impairment sequelae and fatigue. The trial commenced in May 2025 and completed enrollment in May 2026. The Company currently expects to report topline results in late summer 2026.

As of June 30, 2026, the total cost incurred was approximately $12.9 million and as of August 7, 2026 the total cost reimbursed was $12.9 million. Grant reimbursements recognized for the corresponding research and development expenses in the accompanying statements of operations totaled approximately $7.6 million and $5.3 million for the years ended June 30, 2026 and 2025, respectively.

Alzheimer’s Disease

In AD, BioVie has conducted both Phase 2 and Phase 3 trials. Preliminary data from these trials suggest improvements in cognition and biomarkers, supporting further trials to evaluate its potential as a therapy for the six million Americans living with AD.

Results of a Phase 2 investigator-initiated trial (NCT05227820) showing bezisterim treated patients experienced improved cognition and biomarker levels were presented at the Clinical Trials on Alzheimer’s Disease (CTAD) annual conference in December 2022.

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

After receiving guidance from the FDA regarding the design of Phase 3 clinical testing of BIV201 for the treatment of patients with cirrhosis and ascites, the Company is currently finalizing the protocol design for the Phase 3 study of BIV201 with a focus on demonstrating clinical benefit through a composite primary endpoint of complications and disease progression in patients with cirrhosis and ascites who have recently recovered from acute kidney injury (“AKI”). Ascites is a common complication of advanced liver cirrhosis involving the accumulation of large volumes of fluid in the abdomen, often exceeding five liters, due to liver and kidney dysfunction. BIV201 is administered in a continuous infusion of terlipressin as a patent-pending liquid formulation with patents issued in the U.S., China, Japan, Chile, Australia, Mexico and India to date. Terlipressin is used in over 40 countries to treat complications of liver cirrhosis, including Type 1 hepatorenal syndrome and bleeding esophageal varices, and was approved in the U.S. in 2022 to improve kidney function in adults with hepatorenal syndrome experiencing a rapid reduction in kidney function; it is not currently approved in Japan.

In May 2025, the Company formed Option Therapeutics, Inc., a Delaware corporation, as a wholly owned subsidiary with no discreet financial information. In January 2026, the Company filed a Form S-1 with carved out financial statements for Option Therapeutics, Inc.

2.	Liquidity and Going Concern

The Company’s operations are subject to a number of factors that can affect its operating results and financial conditions. Such factors include, but are not limited to: the results of clinical testing and trial activities of the Company’s products, the Company’s ability to obtain regulatory approval to market its products; competition from products manufactured and sold or being developed by other companies; the price of, and demand for, Company products; the Company’s ability to negotiate favorable licensing or other manufacturing and marketing agreements for its products; and the Company’s ability to raise capital. The Company’s financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of June 30, 2026, the Company had working capital of approximately $9.8 million, cash and cash equivalents of approximately $9.0 million, stockholders’ equity of approximately $10.3 million, and an accumulated deficit of approximately $374.3 million. The Company is in the pre-revenue stage and no revenues are expected in the foreseeable future. The Company’s future operations are dependent on the success of the Company’s ongoing development and commercialization efforts, as well as its ability to secure additional financing as needed. Projected cash flows could be extended if further measures are taken to delay planned expenditures in our research protocols and slow the progress in the Company’s development and launch of next phase clinical programs.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The Company bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances. The amounts of assets and liabilities reported in the Company’s balance sheets and the amounts of expenses reported for each of the periods presented in the statements of operations are affected by estimates and assumptions, which are used for, but not limited to, accounting for clinical accruals, share-based compensation, assumptions used in recording leases, the inputs used in the valuation of goodwill and intangible assets in connection with impairment testing and accounting for income taxes. Actual results could differ from those estimates.

Cash and cash equivalents

Cash and cash equivalents consisted of cash deposits and money market funds held at a bank and funds held in a brokerage account which included a U.S. treasury money market fund and U.S. Treasury Bills with original maturities of three months or less.

Concentration of Credit Risk in the Financial Service Industry

As of June 30, 2026, the Company had cash deposited in a certain financial institution in excess of federally insured levels. The Company regularly monitors the financial stability of these financial institutions and believes that it is not exposed to any significant credit risk in cash and cash equivalents. However, if liquidity and financial stability concerns arise with respect to banks and financial institutions, either nationally or in specific regions, the Company’s ability to access cash or enter into new financing arrangements may be threatened, which could have a material adverse effect on its business, financial condition and results of operations.

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

The Company’s financial instruments include cash, accounts payable and the carrying value of the operating lease liabilities. The carrying amounts of cash and accounts payable approximate their fair value, due to the short-term nature of these items. The carrying amounts of operating lease liabilities approximate their fair values since they bear interest at rates which approximate market rates for similar debt instruments.

Prepaid and other assets

Prepaid and other assets consist of prepayments of certain expenses such as cost related to capital raise activities, insurance reimbursement; and a security deposit paid in connection with a lease agreement.

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

The Company recognizes uncertainty in income taxes in the financial statements using a recognition threshold and measurement attribute of a tax position taken or expected to be taken in a tax return. The Company applies the “more-likely-than-not” recognition threshold to all tax positions, commencing at the adoption date of the applicable accounting guidance, which resulted in no unrecognized tax benefits as of such date. Additionally, there have been no unrecognized tax benefits subsequent to adoption. The Company has opted to classify interest and penalties that would accrue, if any, according to the provisions of relevant tax law as general and administrative expenses, in the Statements of Operations. For the years ended June 30, 2026 and 2025, there was no such interest or penalties.

Net Loss per Common Share

Basic net loss per common share is computed by dividing the net loss attributable to Common Stockholders by the weighted average number of shares of Common Stock outstanding during the period. Diluted net loss per common share is computed by dividing the net loss attributable to Common Stockholders by the weighted average number of shares of Common Stock outstanding and potentially outstanding shares of Common Stock during the period to reflect the potential dilution that could occur from common shares issuable through stock options, warrants, and convertible debentures. For the years ended June 30, 2026 and 2025, such amounts were excluded from the diluted loss since their effect was considered anti-dilutive due to the net loss for the periods presented.

The weighted average number of common shares outstanding for the year ended June 30, 2026 of 7,245,928 includes the weighted average effect of the pre-funded warrants issued in connection with the August 2025 Offering, the exercise of which requires nominal consideration for the delivery of the shares of common stock (see Note 6).

The table below shows the potential shares of common stock, presented based on amounts outstanding at each year end, that were excluded from the computation of diluted net loss per share attributable to common stockholders because including them would have had an anti-dilutive effect:

	June 30, 2026	June 30, 2025
	Number of Shares	Number of Shares
Stock Options	2,785,363	84,872
Warrants	7,902,037	960,098
Restricted Stock Units	300	7,213
	10,687,700	1,052,183

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

Goodwill

Goodwill is recorded when the purchase price paid for an acquisition exceeds the fair value of the net identified tangible and intangible assets acquired. The Company performs an annual impairment test of goodwill and further periodic tests to the extent indicators of impairment develop between annual impairment tests. The Company’s impairment review process compares the fair value of the reporting unit to its carrying value, including the goodwill related to the reporting unit. To determine the fair value of the reporting unit, the Company may use various approaches including an asset or cost approach, market approach or income approach or any combination thereof. These approaches may require the Company to make certain estimates and assumptions including future cash flows, revenue and expenses. These estimates and assumptions are reviewed each time the Company tests goodwill for impairment and are typically developed as part of the Company’s routine business planning and forecasting process. While the Company believes its estimates and assumptions are reasonable, variations from those estimates could produce materially different results. The Company did not recognize any goodwill impairments for the years ended June 30, 2026 and 2025.

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

If the carrying amount of an asset exceeds its undiscounted estimated future cash flows, an impairment review is performed. An impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Generally, fair value is determined using valuation techniques such as expected discounted cash flows or appraisals, as appropriate. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated or amortized. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheets. The Company did not recognize any long-lived asset impairments for the years ended June 30, 2026 and 2025.

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

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (ASC 740): Improvements to Income Tax Disclosures”, which requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. The Company adopted this standard retroactively on July 1, 2025, which expanded the Company’s disclosures beginning with its annual financial statements for the year ended June 30, 2026, but did not have an impact on the consolidated financial results.

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

The Company’s intangible assets consist of intellectual property acquired from LAT Pharma, Inc. and are amortized over their estimated useful lives. The following is a summary of the intangible assets as of June 30, 2026 and 2025:

	June 30, 2026	June 30, 2025

Intellectual Property	$2,293,770	$2,293,770
Less: Accumulated Amortization	(2,293,770)	(2,115,429)
Intellectual Property, net	$-	$178,341

Amortization expense was $178,341 and $229,377 for years ended June 30, 2026 and 2025. The Company amortized its intellectual property over an expected useful life of 10 years. The asset is fully amortized, leaving no remaining balance to amortize in subsequent periods.

5.	Fair Value Measurements

Financial assets

As of June 30, 2026, investments in U.S. Treasury Bills were valued through use of quoted prices and are classified as Level 1. The following table presents information about our assets that are measured at fair value on a recurring basis using the above input categories.

	Fair Value Measurements at
	June 30, 2026
	Level 1	Level 2	Level 3	Total

Cash	$3,560,168	$-	$-	$3,560,168
U.S. Treasury Bills due in 3 months or less at purchase	5,417,202	-	-	5,417,202

Total	$8,977,370	$-	$-	$8,977,370

	Fair Value Measurements at
	June 30, 2025
	Level 1	Level 2	Level 3	Total

Cash	$3,978,271	$-	$-	$3,978,271
U.S. Treasury Bills due in 3 months or less at purchase	13,566,276	-	-	13,566,276

Total	$17,544,547	$-	$-	$17,544,547

6.	Equity Transactions

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

As a result of the Company’s subsequent capital raises, the warrants’ down round features (the “ratchet adjustment”) resulted in deemed dividends of $43,544 and $369,465 recognized in the accompanying statements of changes in stockholders’ equity for the years ended June 30, 2026 and 2025, respectively.

For the year ended June 30, 2025, the deemed dividend of $369,465 was recognized based on rachet adjustments from the September 25, 2024 and October 22, 2024 capital raises, that reduced the exercise prices to $15.30 per share and $13.70 per share, respectively. The fair value of the PIPE Warrant Shares were estimated using the Black Scholes Method with the following inputs at September 2024, the stock price of $12.00, exercise price of $15.30 and $100.00, remaining term of 2.9 years, risk free rate of 3.5% and volatility of 93.0%, resulting in a $325,041 deemed dividend; and the following inputs at October 22, 2024, the stock price of $33.60, exercise price of $15.30 and $13.70, remaining term of 2.8 years, risk free rate of 4.0% and volatility of 94.0%, resulting in a $44,424 deemed dividend.

For the year ended June 30, 2026, the deemed dividend of $43,544 was recognized from the ratchet adjustment resulting from the August 2025 capital raise, which reduced the exercise price from $13.70 to $2.50 per share. The fair value of the PIPE Warrant Shares was estimated using the Black Scholes Method with the following inputs, the stock price of $1.79, exercise price of $13.70 and reduced exercise price of $2.50, remaining term of 2.0 years, risk free rate of 3.8% and volatility of 94.0%.

Consulting expenses

During the year ended June 30, 2025, the Company paid a Director of the Company $50,000 for consulting services which are reflected as a component of general and administrative expenses on the accompanying statement of operations.

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

During the year ended June 30, 2025, 189,630 common warrants from the September 2024 Offering were exercised at $15.30 per share for proceeds totaling approximately $2.9 million, and 33,500 September Pre-funded Warrants were also exercised. In addition, 667 September Placement Agent’s Warrants were exercised on a cashless exercise basis and 422 common shares were issued.

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

On August 11, 2025, the Company closed an underwritten public offering of (i) 5,620,000 units (the “Units”), with each Unit consisting of one share of common stock and one warrant (the “Warrants”) and (ii) 380,000 pre-funded units (the “Pre-Funded Units”), with each Pre-Funded Unit consisting of one pre-funded warrant and one Warrant. The underwriter also exercised its over-allotment option in part and purchased an additional 667,300 Warrants. The offering resulted in net proceeds of approximately $10.5 million, after deducting underwriting discounts and commissions and other estimated offering expenses. Each Unit was sold to the public at a price of $2.00 per Unit and each Pre-Funded Unit was sold to the public at a price of $1.9999 per Pre-Funded Unit (which represents the public offering price of each Unit less the $0.0001 per share nominal exercise price for each Pre-Funded Warrant). On August 8, 2025, the Warrants commenced trading on The Nasdaq Capital Market under the symbol “BIVIW.” Each Warrant is immediately exercisable, entitles the holder to purchase one share of common stock at an exercise price of $2.50 per share and expires five years from the date of issuance. Each Pre-Funded Warrant is immediately exercisable, entitles the holder to purchase one share of common stock, and may be exercised at any time until exercised in full. Additionally, upon closing, the Company issued the underwriter warrants to purchase 300,000 shares of Common Stock exercisable at a per share price of $2.50, which was equal to 125% of the public offering price per share. The underwriter’s Warrants are exercisable during a five-year period commencing 180 days from August 11, 2025.

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

Stock Options

The following table summarizes the activity relating to the Company’s stock options for the years ended June 30, 2026 and 2025:

	Options	Weighted- Average Exercise Price	Weighted Remaining Average Contractual Term	Aggregate Intrinsic Value
Outstanding at June 30, 2024	51,808	$541.10	6.1	$-
Options Granted	49,031	24.01	7.1	-
Options Expired	(7,725)	553.23	-	-
Options Canceled	(8,242)	(78.75)	-	-
Outstanding at June 30, 2025	84,872	286.20	6.2	-
Options Granted	2,706,550	1.31	7.4	1,705,127
Options Expired	(6,059)	1,091.98	0.0	-
Outstanding at June 30, 2026	2,785,363	$7.62	7.3	$1,705,127
Exercisable at June 30, 2026	1,707,120	$10.32	7.0	$1,033,762

The Company recorded stock-based compensation expense relating to the vesting of stock options of approximately $2.3 million and $1.2 million for the years ended June 30, 2026 and 2025, respectively.

The fair value of each option on the date of grant is estimated using the Black-Scholes option pricing model. The pricing model reflects the following weighted-average assumptions utilized for the years ended:

	June 30, 2026	June 30, 2025
Expected life of options (in years)	5	4
Expected volatility	89.31%	93.44%
Risk free interest rate	3.69%	4.34%
Dividend Yield	0%	0%

On December 20, 2024 (the “Grant Date”), the Company granted to employees and directors stock options to purchase 20,893 and 11,308 shares of Common Stock, respectively. The options have an exercise price of $19.00 per share equal to the Company’s stock price at the close on December 20, 2024, the grant date. The fair value of the stock options issued to Directors were $12.00 per share. The fair value of the stock options issued to Management was $14.30 per share.

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

Issuance and modification of restricted stock units, restricted shares and stock options:

On November 9, 2023 (the “Grant Date”), the Company granted equity awards for the board of directors’ annual compensation. Four directors received 1,827 Restricted Stock Units (“RSUs”) with a grant date fair value of $301.00 per share. In addition, two directors received stock options to purchase 1,833 shares of common stock at an exercise price of $301.00 per share with a grant date fair value of $183.00 per share. The equity awards vested quarterly on February 9, 2024, May 9, 2024, August 9, 2024 and earlier of November 9, 2024 or the next annual shareholders’ meeting. During the year ended June 30, 2024, 457 of these RSUs vested. During the year ended June 30, 2025, 682 of these RSUs vested and 232 RSUs were cancelled due to Mr. Gorlin resigning from the Board of Directors.

On November 20, 2024 (the “Grant Date”), the Company granted equity awards as part of the board of directors’ annual compensation. Two directors received 6,690 RSUs with a grant date fair value of $33.60 per share and three directors received stock options to purchase 16,830 shares of Common Stock at an exercise price of $33.60 per share with a grant date fair value of $21.10 per share. The RSUs vested quarterly on February 8, 2025, May 8, 2025, August 8, 2025 and the earlier of November 8, 2025 or the next annual shareholders’ meeting. During the year ended June 30, 2025, 2,528 shares were issued related to the RSUs that vested and 2,415 shares were canceled due to departures.

On January 1, 2025 (the “Grant Date”), the Company awarded 4,500 shares of restricted common stock as part of a service agreement to a vendor. The restricted common shares fully vest on the first anniversary of the effective date. The total cost of the award was based on $21.80 per share as of the date of the award and related stock-based compensation expense for the year ended June 30, 2025 was $49,050.

On January 21, 2025 (the “Grant Date”), the Company granted a total of 10,500 RSUs to Advisory board members at the grant date fair value of $20.50. Vesting of the RSUs are in five equal installments at the grant date and each calendar quarter end beginning March 31, 2025.

On September 2, 2025 (the “Grant Date”), the Company granted a total of 1,500 RSUs to a consultant at the grant date fair value of $1.58 per RSU. The RSUs vest in five equal installments beginning on the Grant Date and over the following four calendar quarters beginning December 31, 2025.

The following table summarizes vesting of restricted stock units:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Unvested at June 30, 2024	4,030	$445.90
Issued	17,190	25.60
Vested	(11,314)	107.60
Canceled	(2,693)	70.75
Unvested at June 30, 2025	7,213	$116.41
Granted	1,500	1.58
Vested	(8,413)	100.09
Unvested at June 30, 2026	300	$1.58

The total stock-based compensation expense from restricted stock units and restricted shares for the year ended June 30, 2026 and 2025 was approximately $590,000 and $1.2 million, respectively.

Stock Warrants

The following table summarizes the warrants activity during the years ended June 30, 2026 and 2025:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value
Outstanding and exercisable at June 30, 2024	193,203	$140.30	4.0	$-
Granted	1,018,210	16.54	4.8	-
Exercised	(250,297)	15.31	-	-
Expired	(1,018)	218.81	-	-
Outstanding and exercisable at June 30, 2025	960,098	35.02	4.1	-
Granted	6,967,300	2.50	4.1	-
Canceled	(25,001)	150.00	-	-
Expired	(360)	1,250.00	-	-
Outstanding and exercisable at June 30, 2026	7,902,037	$5.82	4.0	$-

The table below shows the expiration of the warrants outstanding as of June 30, 2026:

Number of Warrants

Expiring June 30,
2027	3,610
2028	72,728
2029	90,508
2030	767,891
2031	6,967,300
Total outstanding warrants	7,902,037

The warrants tables exclude 380,000 prefunded warrants with an exercise price of $0.0001 and no expiration.  None of the prefunded warrants were exercised during the year ended June 30, 2026.

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

The Company’s San Diego office lease at 5090 Shoreham Place Suite 206, San Diego, CA 92122 was amended on February 12, 2024 for a larger space. The current monthly base rate for the office space is $10,375, with annual increases of four percent. The term of the lease is 60 months.

Total operating lease expense for the years ended June 30, 2026 and 2025 of approximately $133,000 and $127,000, respectively, were included in the accompanying statements of operations as a component of general and administrative expenses.

The right-of-use asset, net and current and long-term portion of the operating lease liability included in the accompanying balance sheets are as follows:

	June 30, 2026	June 30, 2025
Assets
Operating lease right-of-use asset, net	$262,586	$339,653

Liabilities
Current portion of operating lease liability	$91,009	$74,464
Operating lease liability, net of current portion	184,421	275,430
Total operating lease liability	$275,430	$349,894

At June 30, 2026, the future estimated minimum lease payments under non-cancelable operating leases are as follows:

Year ending:
2027	$126,313
2028	130,734
2029	77,796
Total minimum lease payments	334,843
Less amount representing interest	(59,413)
Present value of future minimum lease payments	$275,430

Total cash paid for amounts included in the measurement of lease liability was $122,042 and $117,915 for the years ended June 30, 2026 and 2025, respectively.

The weighted average remaining lease term and discount rate as of June 30, 2026 and 2025 were as follows:

	June 30, 2026	June 30, 2025

Weighted average remaining lease term (Years)
Operating lease	2.6	3.6
Weighted average discount rate
Operating lease	15.00%	15.00%

9.	Commitments and Contingencies

Royalty Agreements

Pursuant to the Agreement and Plan of Merger entered into on April 11, 2016, by and between our predecessor entities, LAT Pharma and NanoAntibiotics, Inc., the Company is obligated to pay a low single digit royalty on net sales of BIV201 (continuous infusion terlipressin) to be shared by the members of LAT Pharma Members, PharmaIn Corporation, and The Barrett Edge, Inc.

Pursuant to the Technology Transfer Agreement entered into on July 25, 2016, by and between the Company and the University of Padova (Italy), the Company was obligated to pay a 5% royalty on net sales (capped at a maximum of $200,000 per year) of all terlipressin products covered by US Patent No. 11364277, expiring in 2036 and the European Patent No. EP3347032, expiring in 2036 and pending patent applications in the U.S., Europe, China and Japan, related to the administration of terlipressin as a continuous infusion for the treatment of ascites.

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

Shareholder class action complaint and shareholder derivative complaints

On January 19, 2024, a purported securities class action complaint, captioned Eric Olmstead v. BioVie Inc. et al., No. 3:24-cv-00035, was filed in the U.S. District Court for the District of Nevada, naming the Company and certain of its officers as defendants. On February 22, 2024, a second, related putative securities class action was filed in the same court asserting similar claims against the same defendants, captioned Way v. BioVie Inc. et al., No. 2:24-cv-00361. On April 15, 2024, the court consolidated these two actions under the caption In re BioVie Inc. Securities Litigation, No. 3:24-cv-00035 (the “Securities Class Action”), appointed the lead plaintiff, and approved selection of the lead counsel. On June 21, 2024, the lead plaintiff filed an amended complaint, alleging that the defendants made material misrepresentations and/or omissions of material fact relating to the Company’s business, operations, compliance, and prospects, including information related to the NM101 Phase 3 study and trial of bezisterim (NE3107) in mild to moderate probable AD, in violation of Sections 10(b) and 20(a) of the Exchange Act, and Rule 10b-5 promulgated thereunder. The class action is on behalf of purchasers of the Company’s securities during the period from December 7, 2022 through November 28, 2023, and seeks unspecified monetary damages on behalf of the putative class and an award of costs and expenses, including attorney’s fees. The defendants filed a motion to dismiss the amended complaint on August 21, 2024, and on March 27, 2025, the court denied that motion. The parties are now engaged in fact discovery. On February 13, 2026, the plaintiffs filed a motion for class certification and a motion for leave to file a second amended complaint. Defendants opposed the motion for leave to amend. On June 5, 2026, the court granted the plaintiffs’ motion for leave to amend, and the same day the plaintiffs filed their Second Amended Complaint. On June 15, 2026, the defendants filed a Notice of Non-Opposition and Reservation of Rights in response to the motion for class certification, and on June 18, 2026, the Court granted the plaintiffs’ motion and certified the class subject to the defendants’ reservation of rights. The defendants answered the Second Amended Complaint on June 22, 2026.

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

Subject to certain limitations in the Internal Revenue Code, eligible employees are permitted to make contributions to the 401K Plan on a pre-tax salary reduction basis and the Company will match 5% of the first 5% of an employee’s contributions to the 401K Plan. The Company made contributions into the plan of approximately $190,248 and $152,400, for the years ended June 30, 2026 and 2025, respectively.

11.	Income Taxes

The U.S. and foreign components of pretax loss are as follows:

	June 30, 2026	June 30, 2025

Pretax Loss
U.S.	$(22,072,863)	$(17,542,120)
Foreign	-	-
Total Pretax Loss	$(22,072,863)	$(17,542,120)

Significant components of the Company’s deferred tax assets (liabilities) are as follows:

	June 30, 2026	June 30, 2025
Deferred tax assets (liabilities):
Tax loss carryforward	$68,090,002	$58,323,950
Intangible assets	-	(49,935)
Stock based compensation	7,336,369	6,531,784
R&D capitalized	6,933,926	10,134,322
Valuation Allowance	(82,360,297)	(74,940,121)
Net deferred tax assets	$-	$-

At June 30, 2026 and 2025, the Company has recorded a full valuation against its net deferred tax assets of approximately $82.4 million and $74.9 million, respectively, since in the judgement of management, these assets are not more than likely to be realized. The increase in the valuation allowance during the year ended June 30, 2026 was approximately $7.4 million.

At June 30, 2026, the Company had a Net Operating Loss (“NOL”) carryforward of approximately $243 million. NOL’s generated prior to 2018 have expiration dates ranging from 2032 to 2037. Utilization of the Company’s historical NOL are subject to limitations under Internal Revenue Code Section 382 as a result of multiple ownership changes through the Company’s capital raises.

The Company has no current tax expense due to its net losses and a full valuation allowance. The Company has not made payments or received refunds for income taxes for the years ended June 30, 2026 and 2025.

The state and local income tax reconciling item is primarily driven by California state income taxes, which represented more than 50% of the total state and local income tax effect for the year ended June 30, 2026. The Company is incorporated in Nevada; however, Nevada does not impose a corporate income tax. Accordingly, the Company's state income tax provision primarily reflects apportionment of taxable income to California based on the Company's operational footprint.

Reconciliation of the differences between income tax benefit computed at the federal tax rates and the provision for income tax benefit for the years ended June 30, 2026 and 2025 is as follows:

	2026		2025

Income tax expense at federal statutory rate	$(4,635,301)	21%	$(3,683,845)	21%
State taxes, net of federal benefit	(1,545,100)	7%	(1,227,948)	7%
Effect of changes in tax laws enacted in current period	3,096,085	(14%)	-	0%
Change in valuation allowance	3,084,316	(14%)	4,911,793	(28%)
Effective tax rate	$-	-	$-	-

On July 4, 2025, the One Big Beautiful Bill Act was enacted into law. Among other changes, the legislation permits immediate expensing of domestic research and experimental expenditures for tax years beginning after December 31, 2024. In connection with enactment, the Company remeasured its deferred tax balances and recorded a discrete tax benefit of approximately $3.1 million during the year ended June 30, 2026, primarily related to a reduction in deferred tax assets associated with capitalized domestic research and experimental expenditures. The effect of this remeasurement was offset by a corresponding change in the valuation allowance, and accordingly no net income tax expense or benefit was recognized.

12.	Segment Reporting

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

The following table presents selected financial information with respect to the Company’s single operating segment and its significant segment approximated expenses for the years ended June 30, 2026 and 2025:

	Year ended	Year ended
	June 30, 2026	June 30, 2025

Clinical studies	$8,177,000	$3,660,000
Clinical teams	5,150,000	4,479,000
Chemistry, manufacturing and controls	188,000	834,000
Other research and development expenses	447,000	294,000
General and administrative expenses	8,511,000	8,570,000
Amortization of intangible assets	178,000	229,000
Other income, net	(579,000)	(524,000)
Net loss	$(22,072,000)	$(17,542,000)