Form 10-Q
period 2026-09-30
BIOVIE INC.
filed 2026-11-06
CIK 1580149

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2026

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

(775)-888-3162
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered==
Class A Common Stock, $0.0001 par value per share	BIVI	The Nasdaq Stock Market LLC
Warrants to purchase Class A Common Stock, $0.0001 par value per share	BIVIW	The Nasdaq Stock Market LLC

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

Yes ☐                                          No ☒

There were 10,724,724 shares of the Registrant’s Class A Common Stock, $0.0001 par value per share, outstanding as of November 5, 2026.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

BioVie Inc.

Condensed Balance Sheets

(Unaudited)

	September 30,	June 30,
	2026	2026
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$7,732,817	$8,977,370
Grant receivable	217,652	2,151,440
Prepaid and other current assets	2,500,288	2,513,355
Total current assets	10,450,757	13,642,165

Operating lease right-of-use asset, net	241,491	262,586
Goodwill	345,711	345,711

TOTAL ASSETS	$11,037,959	$14,250,462

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$4,254,927	$3,704,762
Current portion of operating lease liability	95,567	91,009
Total current liabilities	4,350,494	3,795,771

Operating lease liability, net of current portion	158,807	184,421

TOTAL LIABILITIES	4,509,301	3,980,192

Commitments and contingencies (Note 7)

STOCKHOLDERS' EQUITY:

Preferred stock; $0.001 par value; 10,000,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock, $0.0001 par value; 800,000,000 shares authorized at September 30, 2026 and June 30, 2026; 8,694,224 shares issued of which 8,691,388 shares outstanding at September 30, 2026; and 7,545,474 shares issued of which 7,542,638 shares are outstanding at June 30, 2026	870	754
Additional paid in capital	386,393,540	384,530,198
Accumulated deficit	(379,865,723)	(374,260,653)
Treasury stock	(29)	(29)
Total stockholders' equity	6,528,658	10,270,270

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$11,037,959	$14,250,462

See accompanying notes to unaudited condensed financial statements

BioVie Inc.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended	Three Months Ended
	September 30, 2026	September 30, 2025

OPERATING EXPENSES:
Amortization of intangible assets	$-	$57,344
Research and development expenses	3,337,427	2,936,370
General and administrative expenses	2,312,505	2,290,881
TOTAL OPERATING EXPENSES	5,649,932	5,284,595

LOSS FROM OPERATIONS	(5,649,932)	(5,284,595)

OTHER (INCOME) EXPENSE:
Interest expense	968	1,989
Interest income	(45,830)	(199,027)
TOTAL OTHER INCOME, NET	(44,862)	(197,038)

NET LOSS	$(5,605,070)	$(5,087,557)

Deemed dividend related to ratchet adjustment to warrants	-	43,544

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(5,605,070)	$(5,131,101)

NET LOSS PER COMMON SHARE
- Basic	$(0.68)	$(0.98)
- Diluted	$(0.68)	$(0.98)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
- Basic	8,269,338	5,214,355
- Diluted	8,269,338	5,214,355

See accompanying notes to unaudited condensed financial statements

BioVie Inc.

Condensed Statements of Changes in Stockholders’ Equity

(Unaudited)

			Additional				Total
	Common Stock	Common Stock	Paid in	Treasury Stock	Treasury Stock	Accumulated	Stockholders'
	Shares	Amount	Capital	Shares	Amount	Deficit	Equity
Balance, June 30, 2025	1,917,061	$192	$371,156,068	(2,837)	$(29)	$(352,144,246)	$19,011,985

Stock - based compensation - stock options	-	-	268,388	-	-	-	268,388

Stock-based compensation - restricted stock units and restricted shares	-	-	270,559	-	-	-	270,559

Proceeds from issuance of common stock, net of costs of $1,543,038	5,620,000	562	10,457,067	-	-	-	10,457,629

Issuance of common stock from vesting of restricted stock units	3,255	-	-	-	-	-	-

Stock-based compensation - issuance of common stock for services rendered	-	-	-	-	-	-	-

Deemed dividend for ratchet adjustment to warrants	-	-	43,544	-	-	(43,544)	-

Net Loss	-	-	-	-	-	(5,087,557)	(5,087,557)

Balance, September 30, 2025	7,540,316	$754	$382,195,626	(2,837)	$(29)	$(357,275,347)	$24,921,004

Balance, June 30, 2026	7,545,474	$754	$384,530,198	(2,836)	$(29)	$(374,260,653)	$10,270,270

Stock - based compensation - stock options	-	-	202,544	-	-	-	202,544

Proceeds from issuance of common stock, net of costs of $143,393	159,940	16	139,550	-	-	-	139,566

Issuance of common stock from vesting of restricted stock units	300	1	(1)	-	-	-	-

Cashless exercise of warrants	379,971	38	(38)	-	-	-	-

Proceeds from exercise of warrants	608,539	61	1,521,287	-	-	-	1,521,348

Net Loss	-	-	-	-	-	(5,605,070)	(5,605,070)

Balance, September 30, 2026	8,694,224	$870	$386,393,540	(2,836)	$(29)	$(379,865,723)	$6,528,658

See accompanying notes to unaudited condensed financial statements

BioVie Inc.

Condensed Statements of Cash Flows

(Unaudited)

	Three Months Ended	Three Months Ended
	September 30, 2026	September 30, 2025

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,605,070)	$(5,087,557)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of intangible assets	-	57,344
Stock based compensation - restricted stock units and restricted shares	-	270,559
Stock based compensation expense - stock options	202,544	268,388
Non-cash lease expense from right-of-use asset	21,095	18,253
Changes in operating assets and liabilities:
Grant receivable	1,933,788	1,924,246
Prepaid and other current assets	13,067	176,013
Accounts payable and accrued expenses	550,165	(633,956)
Operating lease liability	(21,056)	(17,164)
Net cash used in operating activities	(2,905,467)	(3,023,874)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	139,566	10,457,629
Proceeds from exercise of warrants	1,521,348	-
Net cash provided by financing activities	1,660,914	10,457,629

Net change in cash and cash equivalents	(1,244,553)	7,433,755

Cash and cash equivalents, beginning of period	8,977,370	17,544,547

Cash and cash equivalents, end of period	$7,732,817	$24,978,302

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES:
Deemed dividend for ratchet adjustment to warrants	$-	$43,544

See accompanying notes to unaudited condensed financial statements

BioVie Inc.

Notes to Condensed Financial Statements

For the Three Months Ended September 30, 2026 and 2025

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

The Company recently conducted a Phase 2b clinical trial of bezisterim as a potential first-line therapy for patients with newly diagnosed PD. The SUNRISE-PD trial was designed to evaluate the safety and efficacy of bezisterim on motor and non-motor symptoms in patients with PD who have not been treated with carbidopa/levodopa. The trial was a multicenter, randomized, double-blind, placebo-controlled trial with a hybrid decentralized design and lasted 20 weeks from initial screening through safety follow-up for each participant. The trial commenced in April 2025 and in August 2026, the Company announced topline results of the trial. The trial successfully met prespecified endpoints and achieved its objectives, with topline results showing that bezisterim improved blood based inflammatory markers of disease, along with a broad range of biological markers associated with overall cellular health and nerve cell damage. Participants treated with bezisterim experienced greater improvements than those receiving placebo across a series of clinical outcome measures of daily living, motor symptoms, and nonmotor symptoms. We intend to use these results to inform the design of a potentially pivotal Phase 3 registrational trial of bezisterim in PD.

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

In April 2024, the Company was awarded a clinical trial grant of $13.2 million from the U.S. Department of War (“DOW”), formerly known as the Department of Defense, awarded through the Peer Reviewed Medical Research Program of the Congressionally Directed Medical Research Programs. In August 2024, the U.S. Army Medical Research and Development Command, Office of Human Research Oversight (“OHRO”) approved the Company’s plan to evaluate bezisterim for the treatment of neurological symptoms that are associated with long COVID and the FDA authorized our Investigational New Drug (“IND”) application for bezisterim allowing the Company to study a novel, anti-inflammatory approach for the treatment of the debilitating neurocognitive symptoms associated with long COVID. The Phase 2 ADDRESS-LC study is a randomized (1:1), placebo-controlled, multicenter trial evaluating the efficacy, safety and tolerability of bezisterim in adult participants with long COVID who have cognitive impairment sequelae and fatigue. The trial commenced in May 2025 and the Company reported topline results in September 2026. In the overall study population, bezisterim showed numerical trends favoring bezisterim over placebo on 21 of the 22 clinical endpoints evaluated, although no endpoint achieved statistical significance. In pre-specified subgroup analyses, participants with greater baseline symptom burden with respect to fatigue, cognitive impairment and/or post-exertional malaise (representing approximately 80% of trial participants) demonstrated statistically significant improvements on multiple endpoints. Subgroup analyses are hypothesis-generating, and the results observed may not be replicated in future clinical trials. Bezisterim’s safety and tolerability profile in the trial was similar to placebo. The Company plans to discuss the design of a Phase 3 trial of bezisterim in long COVID with the FDA.

As of September 30, 2026, the total direct study cost incurred and submitted for reimbursement under the DOW grant was approximately $13.2 million, of which approximately $218,000 was outstanding. Grant reimbursements recognized for the corresponding research and development expenses in the accompanying statements of operations totaled approximately $218,000 and $336,000 for the three months ended September 30, 2026 and 2025, respectively.

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

In May 2025, the Company formed Option Therapeutics, Inc., a Delaware corporation, as a wholly owned subsidiary with no discrete financial information. In January 2026, the Company filed a Form S-1 with carved out financial statements for Option Therapeutics, Inc. The proposed offering has been postponed, and there can be no assurance as to whether or when the offering will be completed.

2.	Liquidity and Going Concern

The Company’s operations are subject to a number of factors that can affect its operating results and financial conditions. Such factors include, but are not limited to: the results of clinical testing and trial activities of the Company’s products, the Company’s ability to obtain regulatory approval to market its products; competition from products manufactured and sold or being developed by other companies; the price of, and demand for, Company products; the Company’s ability to negotiate favorable licensing or other manufacturing and marketing agreements for its products; and the Company’s ability to raise capital. The Company’s financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of September 30, 2026, the Company had working capital of approximately $6.1 million, cash and cash equivalents of approximately $7.7 million, stockholders’ equity of approximately $6.5 million, and an accumulated deficit of approximately $379.9 million. The Company is in the pre-revenue stage and no revenues are expected in the foreseeable future. The Company’s future operations are dependent on the success of the Company’s ongoing development and commercialization efforts, as well as its ability to secure additional financing as needed. Projected cash flows could be extended if further measures are taken to delay planned expenditures in our research protocols and slow the progress in the Company’s development and launch of next phase clinical programs.

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

Basis of Presentation – Interim Financial Information

These unaudited interim condensed financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (the “SEC”) for Interim Reporting. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim condensed financial statements furnished reflect all adjustments (consisting of normal recurring accruals) that are, in the opinion of management, considered necessary for a fair presentation of the results for the interim periods presented. Interim results are not necessarily indicative of the results for the full year. The condensed balance sheet at June 30, 2026, was derived from audited annual financial statements but does not contain all the footnote disclosures from the annual financial statements. These unaudited interim condensed financial statements should be read in conjunction with the Company’s audited financial statements for the fiscal years ended June 30, 2026 and 2025 in our Annual Report on Form 10-K filed with the SEC on August 13, 2026 (the “2026 Form 10-K”). A summary of significant accounting policies can also be found in those audited financial statements in the 2026 Form 10-K.

Cash and cash equivalents

Cash and cash equivalents consisted of cash deposits and money market funds held at a bank and funds held in a brokerage account which included a U.S. treasury money market fund and U.S. Treasury Bills with original maturities of three months or less.

Concentration of Credit Risk in the Financial Service Industry

As of September 30, 2026, the Company had cash deposited in a certain financial institution in excess of federally insured levels. The Company regularly monitors the financial stability of these financial institutions and believes that it is not exposed to any significant credit risk in cash and cash equivalents. However, if liquidity and financial stability concerns arise with respect to banks and financial institutions, either nationally or in specific regions, the Company’s ability to access cash or enter into new financing arrangements may be threatened, which could have a material adverse effect on its business, financial condition and results of operations.

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

The Company’s financial instruments include cash, accounts payable, and the carrying value of the operating lease liability. The carrying amounts of cash and accounts payable approximate their fair value, due to the short-term nature of these items. The carrying amount of the operating lease liability approximates its fair value since it bears interest at a rate which approximates the market rate for similar debt instruments.

Prepaid and other assets

Prepaid and other assets consist of prepayments of certain expenses such as cost related to capital raise activities, insurance reimbursement; and a security deposit paid in connection with a lease agreement. As of September 30, 2026, the Company recorded approximately $1.3 million of reimbursable expenses related to the Shareholder class action complaint disclosed in Note 7. Because these expenses are reimbursable under the Company’s insurance coverage, the Company recorded a receivable in other assets for the portion not yet reimbursed by the insurance carrier. In October 2026, the insurance carrier paid approximately $406,000 of the reimbursable expenses directly to the Company’s counsel.

Net Loss per Common Share

Basic net loss per common share is computed by dividing the net loss attributable to Common Stockholders by the weighted average number of shares of Common Stock outstanding during the period. Diluted net loss per common share is computed by dividing the net loss attributable to Common Stockholders by the weighted average number of shares of Common Stock outstanding and potentially outstanding shares of Common Stock during the period to reflect the potential dilution that could occur from common shares issuable through stock options, warrants, restricted stock units, and convertible debentures. For the three months ended September 30, 2026 and 2025, such amounts were excluded from the diluted loss since their effect was considered anti-dilutive due to the net loss for the periods presented. The weighted average number of common shares outstanding for the three months ended September 30, 2026 and 2025 was 8,269,338 and 5,214,355, respectively.

The table below shows the potential shares of common stock, presented based on amounts outstanding at each period end, which were excluded from the computation of diluted net loss per share attributable to common stockholders because including them would have had an anti-dilutive effect:

	September 30, 2026	September 30, 2025
	Number of Shares	Number of Shares
Stock Options	2,785,363	84,872
Warrants	7,293,498	8,307,038
Restricted Stock Units	-	5,457
	10,078,861	8,397,367

Grant program

The Company records expenses related to the DOW Long COVID Program as such expenses are incurred. The reimbursement of such expenses is recognized upon receipt of the reimbursement, or when it is probable the reimbursement will be received, as a credit against the respective expense account.

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

4.	Fair Value Measurements

Financial assets

As of September 30, 2026, investments in U.S. Treasury Bills were valued through use of quoted prices and are classified as Level 1. The following table presents information about our assets that are measured at fair value on a recurring basis using the above input categories.

	Fair Value Measurements at
	September 30, 2026
	Level 1	Level 2	Level 3	Total

Cash	$4,078,877	$-	$-	$4,078,877
U.S. Treasury Bills due in 3 months or less at purchase	3,653,940	-	-	3,653,940

Total	$7,732,817	$-	$-	$7,732,817

	Fair Value Measurements at
	June 30, 2026
	Level 1	Level 2	Level 3	Total

Cash	$3,560,168	$-	$-	$3,560,168
U.S. Treasury Bills due in 3 months or less at purchase	5,417,202	-	-	5,417,202

Total	$8,977,370	$-	$-	$8,977,370

5.	Equity Transactions

Issuance of common stock for cash

On September 11, 2026, the Company entered into a Sales Agreement, with A.G.P./Alliance Global Partners (“A.G.P.”), pursuant to which the Company may issue and sell from time to time shares of the Company’s common stock to or through A.G.P having an aggregate offering price of up to $6,464,341, subject to the terms and conditions of the Sales Agreement. During the three months ended September 30, 2026, the Company sold 159,940 shares of common stock under the Sales Agreement for total net proceeds of approximately $140,000 after 3% commissions and other expenses of approximately $143,000.

During the three months ended September 30, 2026, the Company issued 608,539 shares of common stock from the exercise of common warrants at an exercise price of $2.50 per share, total proceeds of approximately $1.5 million. In addition, 379,971 shares of common stock were issued from the cashless exercise of 380,000 pre-funded warrants. As of September 30, 2026, no pre-funded warrants were outstanding.

Stock Options

The following table summarizes the activity relating to the Company’s stock options for the three months ended September 30, 2026:

	Options	Weighted- Average Exercise Price	Weighted Remaining Average Contractual Term	Aggregate Intrinsic Value
Outstanding at June 30, 2026	2,785,363	$7.62	7.3	$1,705,127
Outstanding at September 30, 2026	2,785,363	$7.62	7.1	$568,376
Exercisable at September 30, 2026	1,709,452	$11.26	6.8	$344,587

The Company recorded stock-based compensation expense relating to the vesting of stock options of approximately $203,000 and $268,000 for the three months ended September 30, 2026 and 2025, respectively. As of September 30, 2026, the Company had approximately $790,000 of total unrecognized compensation expense related to unvested awards, which is expected to be recognized over a weighted-average period of approximately 24 months.

The following table summarizes vesting of restricted stock units:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Unvested at June 30, 2026	300	$1.58
Granted	-	-
Vested	(300)	1.58
Unvested at September 30, 2026	-	$-

The total stock-based compensation expense from restricted stock units for the three months ended September 30, 2026 and 2025 was approximately nil and $271,000, respectively.

Stock Warrants

The following table summarizes the warrants activity during the three months ended September 30, 2026:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value
Outstanding and exercisable at June 30, 2026	7,902,037	$5.82	4.0	$-
Exercised	(608,539)	$2.50		-
Outstanding and exercisable at September 30, 2026	7,293,498	$6.10	3.7	$-

The table below shows the expiration of the warrants outstanding as of September 30, 2026:

Number of Warrants

Expiring June 30,
2027	3,610
2028	72,728
2029	90,508
2030	767,891
2031	6,358,761
Total outstanding warrants	7,293,498

6.	Leases

Office Leases

The Company pays an annual rent of $2,200 for its headquarters at 680 W Nye Lane, Suite 201, Carson City, Nevada 89703. The rental agreement was for a one-year term, commenced on October 1, 2022 and has been subsequently renewed at each annual maturity date at the same rate.

The Company’s San Diego office lease at 5090 Shoreham Place Suite 206, San Diego, CA 92122 was amended on February 12, 2024 for a larger space. The current monthly base rate for the office space is $10,375, with annual increases of four percent. The term of the lease is 60 months.

Total operating lease expense for the three months ended September 30, 2026 and 2025 of approximately $34,000 and $32,000, respectively, were included in the accompanying condensed statements of operations as a component of general and administrative expenses.

The operating right-of-use asset, net and current and non-current portion of the operating lease liability included in the accompanying condensed balance sheets are as follows:

	September 30, 2026	June 30, 2026
Assets
Operating lease right-of-use asset, net	$241,491	$262,586

Liabilities
Current portion of operating lease liability	$95,567	$91,009
Operating lease liability, net of current portion	158,807	184,421
Total operating lease liability	$254,374	$275,430

At September 30, 2026, the future estimated minimum lease payments under the non-cancelable operating lease is as follows:

Year ending June 30, 2027 (Remaining 9 months)	$95,189
2028	130,734
2029	77,796
Total minimum lease payments	303,719
Less amount representing interest	(49,345)
Present value of future minimum lease payments	$254,374

Total cash paid for amounts included in the measurement of lease liabilities were approximately $31,000 and $30,000 for the three months ended September 30, 2026 and 2025, respectively.

The weighted average remaining lease term and discount rate as of September 30, 2026 and June 30, 2026 were as follows:

	September 30, 2026	June 30, 2026

Weighted average remaining lease term (Years)
Operating lease	2.3	2.6
Weighted average discount rate
Operating lease	15.00%	15.00%

7.	Commitments and Contingencies

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

Shareholder class action complaint and shareholder derivative complaints

On January 19, 2024, a purported securities class action complaint, captioned Eric Olmstead v. BioVie Inc. et al., No. 3:24-cv-00035, was filed in the U.S. District Court for the District of Nevada, naming the Company and certain of its officers as defendants. On February 22, 2024, a second, related putative securities class action was filed in the same court asserting similar claims against the same defendants, captioned Way v. BioVie Inc. et al., No. 2:24-cv-00361. On April 15, 2024, the court consolidated these two actions under the caption In re BioVie Inc. Securities Litigation, No. 3:24-cv-00035 (the “Securities Class Action”), appointed the lead plaintiff, and approved selection of the lead counsel. On June 21, 2024, the lead plaintiff filed an amended complaint, alleging that the defendants made material misrepresentations and/or omissions of material fact relating to the Company’s business, operations, compliance, and prospects, including information related to the NM101 Phase 3 study and trial of bezisterim (NE3107) in mild to moderate probable AD, in violation of Sections 10(b) and 20(a) of the Exchange Act, and Rule 10b-5 promulgated thereunder. The class action is on behalf of purchasers of the Company’s securities during the period from December 7, 2022 through November 28, 2023, and seeks unspecified monetary damages on behalf of the putative class and an award of costs and expenses, including attorney’s fees. The defendants filed a motion to dismiss the amended complaint on August 21, 2024, and on March 27, 2025, the court denied that motion. The parties are now engaged in discovery. On February 13, 2026, the plaintiffs filed a motion for class certification and a motion for leave to file a second amended complaint. Defendants opposed the motion for leave to amend. On June 5, 2026, the court granted the plaintiffs’ motion for leave to amend, and the same day the plaintiffs filed their Second Amended Complaint. On June 15, 2026, the defendants filed a Notice of Non-Opposition and Reservation of Rights in response to the motion for class certification, and on June 18, 2026, the Court granted the plaintiffs’ motion and certified the class subject to the defendants’ reservation of rights. The defendants answered the Second Amended Complaint on June 22, 2026.

Three shareholder derivative lawsuits piggy-backing on the Securities Class Action were filed in the United States District Court for the District of Nevada, allegedly on behalf of the Company, by three putative stockholders: Andrew Hulm on December 30, 2024; William Settel on April 28, 2025 and Clint Wilkerson on September 11, 2025, (collectively the “Related Derivative Lawsuits”). Each Related Derivative Lawsuit names the same current and former officers and directors as defendants and alleges essentially the same claims: that the defendants breached their fiduciary duties by causing or failing to prevent the securities violations alleged in the Securities Class Action, and related claims for unjust enrichment, waste of corporate assets, gross mismanagement, and abuse of control. On September 29, 2025, at the request of the parties, the court consolidated all three Related Derivative Lawsuits under the caption In re BioVie Inc. Derivative Litigation, Case No. 3:24-cv-0602-CSD (the “Consolidated Derivative Action”). On January 27, 2026, at the request of the parties, the court stayed the Consolidated Derivative Action pending resolution of a summary judgment motion by defendants in the Securities Class Action. In addition, on October 26, 2026, putative stockholder Arthur Padilla filed a related derivative action in the United States District Court for the District of Nevada (Case No. 26-cv-0841), and on November 2, 2026, putative stockholder Brian Do filed a related derivative action in the same court (Case No. 26-cv-3623), both allegedly on behalf of the Company, and both alleging similar derivative claims against the same current and former officers and directors as in the Consolidated Derivative Action.

The Company believes that the claims are without merit and intends to defend vigorously against them, but there can be no assurances as to the outcome.

8.	Employee Benefit Plan

On August 1, 2021, the Company began sponsoring an employee benefit plan subject to Section 401(K) of the Internal Revenue Code (the “401K Plan”) pursuant to which, all employees meeting eligibility requirements are able to participate.

Subject to certain limitations in the Internal Revenue Code, eligible employees are permitted to make contributions to the 401K Plan on a pre-tax salary reduction basis and the Company will match 5% of the first 5% of an employee’s contributions to the 401K Plan. The Company made contributions into the plan of approximately $40,000 and $56,000, for the three months ended September 30, 2026 and 2025, respectively.

9.	Segment Reporting

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

The following table presents selected financial information with respect to the Company’s single operating segment and its significant segment expenses for the three months ended September 30, 2026 and 2025:

	Three Months Ended	Three Months Ended
	September 30, 2026	September 30, 2025

Clinical studies	$2,241,000	$1,822,000
Clinical teams	1,023,000	967,000
Chemistry, manufacturing and controls	63,000	47,000
Other research and development expenses	10,000	101,000
General and administrative expenses	2,313,000	2,291,000
Amortization of intangible assets	-	57,000
Other income, net	(45,000)	(197,000)
Net loss	$(5,605,000)	$(5,088,000)

10. Subsequent Event

On November 5, 2026, the Company completed a register direct offering (the “Registered Direct Offering”), (i) 960,000 shares of the Company’s Class A common stock, par value $0.0001 per share (the “Common Stock”), at an offering price of $1.60 per Share, and (ii) in lieu of Shares, 2,002,500 pre-funded warrants (the “Pre-Funded Warrants”) to purchase up to 2,002,500 shares of Common Stock (the “Pre-Funded Warrant Shares”) at an offering price of $1.5999 per Pre-Funded Warrant, which represents the offering price per Share less the $0.0001 per share exercise price of each Pre-Funded Warrant. In a concurrent private placement and, together with the Registered Direct Offering, the Company also issued 2,962,500 warrants (the “Common Warrants”) to purchase up to 2,962,500 shares of Common Stock. The aggregate gross proceeds to the Company from the Offering were approximately $4.74 million, before deducting placement agent fees and other offering expenses payable by the Company. The Company intends to use the net proceeds from the Offering for working capital and general corporate purposes.

Each Pre-Funded Warrant has an exercise price of $0.0001 per share, is immediately exercisable and may be exercised at any time until all of the Pre-Funded Warrants are exercised in full. Each Common Warrant has an exercise price of $1.70 per share, will be exercisable beginning on the six-month anniversary of the date of issuance (the “Initial Exercise Date”) and will expire on the five-year anniversary of the Initial Exercise Date.

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

The Company recently conducted a Phase 2b clinical trial of bezisterim as a potential first-line therapy for patients with newly diagnosed PD. The SUNRISE-PD trial was designed to evaluate the safety and efficacy of bezisterim on motor and non-motor symptoms in patients with PD who have not been treated with carbidopa/levodopa. The trial was a multicenter, randomized, double-blind, placebo-controlled trial with a hybrid decentralized design and lasted 20 weeks from initial screening through safety follow-up for each participant. The trial commenced in April 2025 and completed enrollment in December 2025. In August 2026, the Company announced topline results of the trial. The trial successfully met prespecified endpoints and achieved its objectives, with topline results showing that bezisterim improved blood based inflammatory markers of disease, along with a broad range of biological markers associated with overall cellular health and nerve cell damage. Participants treated with bezisterim experienced greater improvements than those receiving placebo across a series of clinical outcome measures of daily living, motor symptoms, and nonmotor symptoms. We intend to use these results to inform the design of a potentially pivotal Phase 3 registrational trial of bezisterim in PD.

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

In April 2024, the Company was awarded a clinical trial grant of $13.2 million from the U.S. Department of War (“DOW”), formerly known as the Department of Defense, awarded through the Peer Reviewed Medical Research Program of the Congressionally Directed Medical Research Programs. In August 2024, the U.S. Army Medical Research and Development Command, Office of Human Research Oversight (“OHRO”) approved the Company’s plan to evaluate bezisterim for the treatment of neurological symptoms that are associated with long COVID and the FDA authorized our Investigational New Drug (“IND”) application for bezisterim allowing the Company to study a novel, anti-inflammatory approach for the treatment of the debilitating neurocognitive symptoms associated with long COVID. The Phase 2 ADDRESS-LC study is a randomized (1:1), placebo-controlled, multicenter trial evaluating the efficacy, safety and tolerability of bezisterim in adult participants with long COVID who have cognitive impairment sequelae and fatigue. The trial commenced in May 2025 and the Company reported topline results in September 2026.

As of September 30, 2026, the total direct study cost incurred and submitted for reimbursement under the DOW grant was approximately $13.2 million, of which approximately $218,000 was outstanding. Grant reimbursements recognized for the corresponding research and development expenses in the accompanying statements of operations totaled approximately $218,000 and $336,000 for the three months ended September 30, 2026 and 2025, respectively.

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

Comparison of the three months ended September 30, 2026 to the three months ended September 30, 2025

Net loss

The net loss for the three months ended September 30, 2026 was approximately $5.6 million as compared to the net loss of $5.1 million for the three months ended September 30, 2025. The net increase of approximately $500,000 for the three months ended September 30, 2026 was comprised of the net increase in research and development expenses of approximately $401,000, net increase in general and administrative expenses of approximately $22,000 and a decrease in other income, net of approximately $152,000, partially offset by a decrease in amortization of intangible assets of approximately $57,000.

Total operating expenses for the three months ended September 30, 2026 were approximately $5.6 million as compared to $5.3 million for the three months ended September 30, 2025. The net increase of approximately $300,000 for the three months ended September 30, 2026 was comprised of net increased research and development expenses of approximately $401,000 primarily attributed to the Long COVID Phase 2 program, which commenced in May 2025 and the net increase in general and administrative expenses of approximately $22,000, partially offset by a decrease in amortization of intangible assets of approximately $57,000 as the intangible asset was fully amortized as of June 30, 2026.

Research and Development Expenses

Research and development (“R&D”) expenses were approximately $3.3 million for the three months ended September 30, 2026, as compared to $2.9 million for three months ended September 30, 2025. The net increase in R&D expenses of approximately $401,000 is comprised of net increases in direct study costs of approximately $423,000, clinical team compensation of approximately $35,000, Chemistry, Manufacturing and Controls of approximately $16,000, offset by publications and conferences of approximately $69,000.

The net increase in clinical studies costs of approximately $423,000 represented increased costs of approximately $1.3 million from the Long COVID Phase 2 study activities that are near completion following the announcement of topline results in September 2026, and a decrease in Long COVID Phase 2 reimbursements of approximately $118,000, partially offset by a decrease of approximately $839,000 in the SUNRISE-PD Phase 2 study costs as activities of the study wind down following the announcement of topline results in August 2026. The table below summarizes the expense amounts for the three months ended September 30, 2026 and 2025 by study:

	Three Months Ended	Three Months Ended	Increase
	September 30, 2026	September 30, 2025	(Decrease)

Sunrise PD Phase 2	$518,000	$1,357,000	$(839,000)
Liver Program Phase 3	8,000	12,000	(4,000)
Long COVID Phase 2	1,933,000	785,000	1,148,000
Long COVID Phase 2 - reimbursements	(218,000)	(336,000)	118,000
	$2,241,000	$1,818,000	$423,000

General and Administrative Expenses

General and administrative expenses were approximately $2.3 million for each of the three months ended September 30, 2026 and 2025. The activity during the period included increases in legal fee expenses of approximately $22,000, investor and public relation fees of approximately $75,000 and audit fees of $65,000, offset by decreases in stock-based compensation for the executive team and directors of approximately $86,000 and $63,000, respectively.

Other Income and Expense

Other income, net was approximately $45,000 compared to other income, net of $197,000, for the three months ended September 30, 2026 and 2025, respectively. The net decrease in other income of approximately $152,000 was primarily due to a reduction in interest income of approximately $153,000.

Capital Resources and Liquidity

As of September 30, 2026, the Company had working capital of approximately $6.1 million, cash and cash equivalents totaling approximately $7.7 million, stockholders’ equity of approximately $6.5 million, and an accumulated deficit of approximately $379.9 million.

The Company used net cash in operations totaling approximately $2.9 million and net cash provided by financing activities was approximately $1.7 million, comprised of sales of common stock under the Sales Agreement of approximately $0.1 million and proceeds from the exercise of warrants of approximately $1.5 million.

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

Critical Accounting Policies and Estimates

There were no significant changes to the Company’s critical accounting policies as identified in the Annual Report Form 10-K for the fiscal year ended June 30, 2026 (the “2026 Form 10-K”).

New Accounting Pronouncements

The Company considered the applicability and impact of recent accounting pronouncements and determined those to be either not applicable or expected to have minimal impact on our balance sheets or statement of operations and comprehensive loss.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable to smaller reporting companies.

Item 4. Controls and Procedures

We maintain “disclosure controls and procedures.” Such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Our disclosure controls and procedures have been designed to meet reasonable assurance standards. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure and procedures. The design of disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On January 19, 2024, a purported securities class action complaint, captioned Eric Olmstead v. BioVie Inc. et al., No. 3:24-cv-00035, was filed in the U.S. District Court for the District of Nevada, naming the Company and certain of its officers as defendants. On February 22, 2024, a second, related putative securities class action was filed in the same court asserting similar claims against the same defendants, captioned Way v. BioVie Inc. et al., No. 2:24-cv-00361. On April 15, 2024, the court consolidated these two actions under the caption In re BioVie Inc. Securities Litigation, No. 3:24-cv-00035 (the “Securities Class Action”), appointed the lead plaintiff, and approved selection of the lead counsel. On June 21, 2024, the lead plaintiff filed an amended complaint, alleging that the defendants made material misrepresentations and/or omissions of material fact relating to the Company’s business, operations, compliance, and prospects, including information related to the NM101 Phase 3 study and trial of bezisterim (NE3107) in mild to moderate probable AD, in violation of Sections 10(b) and 20(a) of the Exchange Act, and Rule 10b-5 promulgated thereunder. The class action is on behalf of purchasers of the Company’s securities during the period from December 7, 2022 through November 28, 2023, and seeks unspecified monetary damages on behalf of the putative class and an award of costs and expenses, including attorney’s fees. The defendants filed a motion to dismiss the amended complaint on August 21, 2024, and on March 27, 2025, the court denied that motion. The parties are now engaged in discovery. On February 13, 2026, the plaintiffs filed a motion for class certification and a motion for leave to file a second amended complaint. Defendants opposed the motion for leave to amend. On June 5, 2026, the court granted the plaintiffs’ motion for leave to amend, and the same day the plaintiffs filed their Second Amended Complaint. On June 15, 2026, the defendants filed a Notice of Non-Opposition and Reservation of Rights in response to the motion for class certification, and on June 18, 2026, the Court granted the plaintiffs’ motion and certified the class subject to the defendants’ reservation of rights. The defendants answered the Second Amended Complaint on June 22, 2026.

Three shareholder derivative lawsuits piggy-backing on the Securities Class Action were filed in the United States District Court for the District of Nevada, allegedly on behalf of the Company, by three putative stockholders: Andrew Hulm on December 30, 2024; William Settel on April 28, 2025 and Clint Wilkerson on September 11, 2025, (collectively the “Related Derivative Lawsuits”). Each Related Derivative Lawsuit names the same current and former officers and directors as defendants and alleges essentially the same claims: that the defendants breached their fiduciary duties by causing or failing to prevent the securities violations alleged in the Securities Class Action, and related claims for unjust enrichment, waste of corporate assets, gross mismanagement, and abuse of control. On September 29, 2025, at the request of the parties, the court consolidated all three Related Derivative Lawsuits under the caption In re BioVie Inc. Derivative Litigation, Case No. 3:24-cv-0602-CSD (the “Consolidated Derivative Action”). On January 27, 2026, at the request of the parties, the court stayed the Consolidated Derivative Action pending resolution of a summary judgment motion by defendants in the Securities Class Action. In addition, on October 26, 2026, putative stockholder Arthur Padilla filed a related derivative action in the United States District Court for the District of Nevada (Case No. 26-cv-0841), and on November 2, 2026, putative stockholder Brian Do filed a related derivative action in the same court (Case No. 26-cv-3623), both allegedly on behalf of the Company, and both alleging similar derivative claims against the same current and former officers and directors as in the Consolidated Derivative Action.

The Company believes that the claims are without merit and intends to defend vigorously against them, but there can be no assurances as to the outcome.

Item 1A. Risk Factors

Except as described below, there have been no material changes to the Risk Factors previously disclosed in our 2026 Form 10-K. The risks described in our 2026 Form 10-K and below are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results.

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

As of September 30, 2026, there were warrants outstanding to purchase an aggregate of 7,293,498 shares of our Common Stock at exercise prices ranging from $2.50 to $582.00 per share and 2,785,363 shares issuable upon exercise of outstanding options at exercise prices ranging from $1.31 to $774.00 per share. We may also grant additional options, warrants or equity awards. To the extent such shares are issued, the interest of holders of our Common Stock will be diluted.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the three months ended September 30, 2026.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

(a) Exhibit index

Exhibit

31.1*	Certification of Chief Executive Officer (Principal Executive Officer) required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer (Principal Financial Officer) required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1**	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer (Principal Financial Officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.

**	Furnished herewith. This certification is being furnished solely to accompany this report pursuant to 18 U.S.C. Section 1350, and is not being filed for purposes of Section 18 of the Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filings of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BioVie Inc.

Signature	Title	Date

/s/ Cuong V Do
Cuong V Do	Chairman and Chief Executive Officer (Principal Executive Officer)	November 6, 2026

/s/ Joanne Wendy Kim
Joanne Wendy Kim	Chief Financial Officer (Principal Financial and Accounting Officer)	November 6, 2026

